Form 10-K
period 2017-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2018-03-13
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

OR

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 1-6028

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Clinton Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260)  455-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $2.50

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐    Accelerated filer  ☐Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of March 7, 2018, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

Documents Incorporated by Reference:  None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF

FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

________________________________________________________________________________________________________

The Lincoln National Life Insurance Company

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements.  Our actual results may differ materially from the projected results discussed in the forward-looking statements.  Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A.  Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in “Part II – Item 7.  Management’s Narrative Analysis of the Results of Operations” (“MNA”) of the Form 10-K.  Our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) are presented in “Part II – Item 8.  Financial Statements and Supplementary Data.”

Item 1.  Business

OVERVIEW

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”) is a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”).  We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, Inc. (“LFD”), our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network (“LFN”).  LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels.  LNL is licensed and sells its products throughout the U.S. and several U.S. territories.  As of December 31, 2017, LNL had consolidated assets of $281.9 billion and consolidated stockholder’s equity of $18.4 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of LFN and LFD are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2017, LFD had approximately 525 internal and external wholesalers (including sales and relationship managers).  As of December 31, 2017, LFN offered LNL and non-proprietary products and advisory services through a national network of approximately 8,925 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

Acquisitions and Dispositions

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company with Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.

For further information about acquisitions and divestitures, see Notes 3 and 25.

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed (including indexed) and variable annuities.  The “fixed” and “variable” classifications describe whether we or the contract holders bear the investment risk of the assets supporting the contract.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Annuities have several features that are attractive to customers.  Annuities are unique in that contract holders can select a variety of payout alternatives to provide an income flow for life.  Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty.  In addition, growth on the underlying principal in certain annuities is granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested.  Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity).  This retirement vehicle helps protect an individual from outliving his or her money.

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) offered through the product (“variable portion”) and, for a specified period, into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying variable funds chosen by the contract holder.

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds seek to reduce equity market volatility risk for both the contract holder and us.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses.  These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account value for that variable fund.  In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.

The GDB features offered in 2017 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.

In 2017, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5.85%  for Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and 5% for Lincoln Market SelectSM Advantage of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders provide higher income if the contract holder delays withdrawals.

We also offered the i4LIFE® Advantage, i4LIFE® Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE® Advantage Guaranteed Income Benefit riders.  These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

We also offered the 4LATER® Advantage (Managed Risk) rider.  This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk).  4LATER Advantage (Managed Risk) rider provides growth during the accumulation phase through both a 5% enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value.  Contract holders under the 4LATER Advantage (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity, interest rate and currency futures positions, interest rate and total return swaps and equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” in the MNA.  For information regarding risks related to guaranteed benefits, see “Item 1A.  Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2017, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) or the S&P 500 Daily Risk Control 5%TM Index.  The indexed interest credit is guaranteed never to be less than zero.  Available with certain of our fixed indexed annuities, Lincoln Lifetime IncomeSM Edge provides the contract holder a guaranteed lifetime withdrawal benefit.  We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MNA.

Distribution

The Annuities segment distributes its individual fixed and variable annuity products through LFD.  LFD’s distribution channels give the Annuities segment access to its target markets.  LFD distributes the segment’s products to a large number of financial intermediaries, including LFN.  The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products.  The Annuities segment competes with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplace.  Defined contribution plans are a popular employee benefit offered by employers large and small across a wide spectrum of industries.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets on a limited basis.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and trust and custodial services through our affiliated trust company, the Lincoln Financial Group Trust Company.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity.

LINCOLN DIRECTOR group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account values.  The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account.  In 2017, several enhancements were introduced to the DIRECTOR product offering including more fund choices, enhanced services and additional pricing options.  The Retirement Plan Services segment earns revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services.  We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account.

LINCOLN DIRECTOR and Multi-Fund products are variable annuities.  The LINCOLN ALLIANCE program is a mutual fund-based record-keeping platform.  These offerings primarily cover the 403(b), 401(k) and 457 plan marketplace.  The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to for-profit entities; and 457 plans are available to not-for-profit entities and state and local government entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid and large market employers, typically those that have defined contribution plans with $10 million or more in account value.  The target market is primarily healthcare providers, public sector employers, corporations and educational institutions.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.

Multi-Fund variable annuity is a defined contribution retirement plan solution with full-bundled administrative services and investment choices for small- to mid-sized healthcare, education, governmental and not-for-profit employers sponsoring 403(b), 457(b) and 401(a)/(k) plans.  The product is available to the employer through the Multi-Fund group variable annuity contract or directly to the individual participant through the Multi-Fund Select variable annuity contract.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to funds in the underlying separate accounts.

Additionally, we offer other products and services that complement our primary offerings:

•

The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses.  The products can accept rollovers and transfers from other providers as well as ongoing contributions.  The Lincoln Next Step® IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value.  The Lincoln Next Step Select® IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value.  We earn 12b-1 and service fees on the mutual funds within the product.

•

The Lincoln Secured Retirement IncomeSM product is a GWB made available through a group variable annuity contract.  This product is intended to fulfill future needs of retirement security.  By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance.

•

Through a group annuity contract, we offer fixed annuity products to retirement plans where we do not provide plan recordkeeping services.  The fixed annuity is used within small, mid-large and large market employers covering the 403(b), 401(a)/(k) and 457 plan marketplaces.  The annuity provides a conservative investment option for those plan participants seeking stability.  In some cases, we earn investment margins on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

Distribution

Retirement Plan Services products are primarily distributed in two ways: through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program is sold primarily through consultants, registered independent advisors and both affiliated and non-affiliated financial advisors, planners and wirehouses.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including financial advisors, TPAs and planners.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets.  The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality wholesale distribution access to intermediary firms and comprehensive marketing efforts to create brand recognition.  Our key differentiator is our high-touch, high-tech service model, which is proven to drive positive outcomes for plan sponsors and participants.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, a linked-benefit product (which is UL with riders providing for long-term care costs) and a critical illness rider, which can be attached to UL, VUL or IUL policies.  Some of our products include secondary guarantees, which are discussed more fully below.  Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.  Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.

Similar to the annuity product classifications described above, life products can be classified as “fixed” (including indexed) or “variable” contracts.  This classification describes whether we or the contract holders bear the investment risk of the assets supporting the policy.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Products

We offer four categories of life insurance products consisting of:

UL

UL insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates.  Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.  We offer a variety of UL products, such as Lincoln LifeGuarantee® UL, Lincoln LifeCurrent® UL and Lincoln LifeReserve® UL.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for cost of insurance and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value and accrued with interest.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500.  These products include Lincoln WealthAdvantage® IUL and Lincoln LifeReserve® IUL Accumulator.

As mentioned previously, we offer survivorship versions of our individual UL and IUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.  These products include Lincoln LifeGuarantee® SUL and Lincoln WealthPreserve® Survivorship IUL.

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  These products include Lincoln LifeGuarantee® UL and Lincoln LifeGuarantee® SUL.  The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest rates.  The parameters for the secondary guarantee requirement are listed in the contract.  As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product.  The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder.  As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease.  In addition, VUL products offer a fixed account option that is managed by us.  As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders.  Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product.  Our single life VUL products include Lincoln AssetEdge® VUL and Lincoln VULONE.  Our COLI products are also VUL-type products.

We also offer survivorship versions of our individual VUL products, Lincoln SVULONE and Lincoln Preservation Edge® SVUL.  These products insure two lives with a single policy and pay death benefits upon the second death.

We offer lifetime guaranteed benefit riders with certain of our VUL products, Lincoln VULONE and Lincoln SVULONE.  The ONE rider features contractually guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

Linked-Benefit Life Products and Products with Critical Illness Riders

Our linked-benefit life product,  Lincoln MoneyGuard®, combines UL with long-term care insurance through the use of riders.  One type of rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit.  Another rider extends the long-term care insurance benefits for an additional limited period of time if the death benefit is fully accelerated.  Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness insurance by the use of riders attached to UL, VUL or IUL policies.  These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified critical illness condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  Some of our term life insurance products give the policyholder the option to reduce the death benefit at a future time.  Scheduled policy premiums are required to be paid at least annually.  These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

Distribution

The Life Insurance segment’s products are sold through LFD.  LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

Competition

The life insurance market is very competitive and consists of many companies with no one company dominating the market for all products.  Principal competitive factors include product features, price, underwriting and issue process, customer service and insurers’ financial strength.  With our broad distribution network, we compete in the three primary needs of life insurance:  death benefit protection, accumulation and linked benefits (MoneyGuard®).  In addition, we use automated underwriting within a defined criteria as well as LincXpress®, a simplified issue process, both of which are seen as marketplace competitive advantages.

Underwriting

In the context of life insurance, underwriting is the process of evaluating medical and non-medical information about an individual and determining the effect these factors statistically have on mortality.  This process of evaluation is often referred to as risk classification.  Of course, no one can accurately predict how long any individual will live, but certain risk factors can affect life expectancy and are evaluated during the underwriting process.

Claims Administration

Claims service is handled primarily in-house, and claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner.  Claims meeting certain criteria are referred to senior claims examiners.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities.  A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claims examiners.  A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as claims incurred during the contestable period, beneficiary disputes and litigated claims.

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, including term life, disability,  dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.  Although we sell to employer groups of all sizes, our target market is to employers with at least 100 employees and fewer than 5,000 employees.

Products

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents.  Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.  The monthly benefits provided are subject to reduction when Social Security benefits are also paid.

Absence Management

We offer to manage employers’ family medical and company leave in conjunction with our disability coverage.  The service provides a simple, compliant way to report and manage both leave and disability through a single source with integrated intake, claims management, communications and reporting, along with state of the art self-service capabilities via a mobile application and web portal.

Dental and Vision

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents.  Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, a Preferred Provider Organization (“PPO”) product that does reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules, and a Dental Health Maintenance Organization product that limits benefit coverage to a closed panel of network providers.

We offer comprehensive employer-sponsored fully-insured vision plans with a wide range of benefits for protecting employees’ and their covered dependents’ sight and vision health.  All plans provide access to a national network of providers, with in and out-of-network benefits.

Accident and Critical Illness Insurance

We offer employer-sponsored group accident insurance products for employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  Accident insurance provides scheduled benefits for over 30 types of benefit triggers related to accidental causes, and it is available for non-occupational accidents exclusively or on a 24-hour coverage basis.

We offer employer-sponsored group critical illness insurance to employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy.  This product also includes Lincoln CareCompass®, a package of benefits and services that assists employees and their family members in prevention, early detection and treatment of critical illness events.

Distribution

The segment’s products are marketed primarily through a national distribution system.  The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

Competition

The group protection marketplace is very competitive.  Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings.  In this market, the Group Protection segment competes with a number of major companies and regionally with other companies offering all or some of the products within our product set.  In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products.  Key competitive factors in attracting brokers and sales representatives include product offerings and features, financial strength, support services and compensation.

Underwriting

The Group Protection segment’s underwriters evaluate the risk characteristics of each employer group.  Generally, the relevant characteristics evaluated include employee census information (such as age, gender, income and occupation), employer industry classification, geographic location, benefit design elements and other factors.  The segment employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks.  The segment uses technology to efficiently review, price and issue smaller cases, utilizing its underwriting staff on larger, more complex cases.  Individual underwriting techniques (including evaluation of individual medical history information) may be used on certain covered individuals selecting larger benefit amounts.  For voluntary and other forms of employee paid coverages, minimum participation requirements are used to obtain a better spread of risk and minimize the risk of anti-selection.

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists and outsourced third-party resources.  Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.  The segment employs a variety of clinical experts, including internal and external medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans.  The accuracy and speed of life claims are important customer service and risk management factors.  Some life policies provide for the waiver of premium coverage in the event of the insured’s disability where our disability claims management expertise is utilized.  Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in us or LLANY; corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale to Swiss Re Life & Health America, Inc.  (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; debt; and strategic digitization expense.  Other Operations also included our investment in media properties that were sold in July 2015, as described above.  For more information on our strategic digitization initiative, see “Item 7. Management’s Narrative Analysis – Results of Consolidated Operations – Additional Information.”

REINSURANCE

Our reinsurance strategy is designed to protect us and LLANY against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge us from our primary liabilities to our contract holders for losses insured under the insurance policies, it does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk.  Because we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated unaffiliated reinsurers.  We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.

As of December 31, 2017,  the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2017.  As of December 31, 2017, approximately 35% of our total individual life in-force amount was reinsured.

Some portions of our deferred annuity business have been reinsured on either a coinsurance or a modified coinsurance (“Modco”) basis with other companies to limit our exposure associated with fixed and variable annuities.  In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk.  In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances.  For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re and Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned reinsurance subsidiary of LNC, represent our largest reinsurance exposure.  LNBAR is an affiliate of LNL as both are wholly-owned subsidiaries of LNC, but LNBAR is not a subsidiary of LNL.  LNBAR assumes risk from LNL under certain variable annuity contracts and certain UL contracts with secondary guarantees.  The amounts recoverable from reinsurers were $6.5 billion as of December 31, 2017, of which $1.9 billion was recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re and $2.1 billion were recoverable from LNBAR.

For more information regarding reinsurance, see “Reinsurance” in the MNA and Note 9.    For risks involving reinsurance, see “Item 1A.  Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies.  These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation.

For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives – GLB” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MNA.

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A.  Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals,” “Item 1A.  Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Item 1A.  Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

INVESTMENTS

An important component of our financial results is the return on invested assets.  Our investment strategy is to balance the need for current income with prudent risk management, with an emphasis on generating sufficient current income to meet our obligations.  This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives.  This approach also permits us to be more effective in our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  Investments we make must comply with the insurance laws and regulations of the states of domicile of us and LLANY.

Derivatives are used primarily for hedging purposes and, to a lesser extent, income generation.  Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GDB, GWB and GIB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. government obligations and credit, foreign exchange and equity risks.  Income generation strategies include credit default swaps through replication synthetic asset transactions.  These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see Notes 1 and 5.

FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of us and LLANY.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.  We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations.  There may be other rating agencies that also rate our insurance companies, which we do not disclose in our reports.

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M.  Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:

•	A.M. Best – A++ to S
•	Fitch – AAA to C
•	Moody’s – Aaa to C
•	S&P – AAA to D

As of March 7, 2018, the financial strength ratings of us and LLANY, as published by the principal rating agencies that rate us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
LNL	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

LLANY	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

A downgrade of the financial strength rating of us or LLANY could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.

All of our financial strength ratings are on outlook stable, except for Fitch’s ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or LLANY can maintain these ratings.  Each rating should be evaluated independently of any other rating.

REGULATORY

Insurance Regulation

Similar to other insurance companies, we are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business.  The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to supervisory agencies.  In the U.S., this power is vested in state insurance departments.

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting contract holders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose.  We are domiciled in the state of Indiana.  LLANY is domiciled in the state of New York.

The insurance departments of the domiciliary states exercise principal regulatory jurisdiction over us.  The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct.  Insurance company regulation is discussed further under “Restrictions on Dividends and Other Payments.”

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.  Us, LLANY and our captive reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators.  We have not received any material adverse findings resulting from state insurance department examinations of our insurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2017.

State insurance laws and regulations require us and LLANY to file financial statements with state insurance departments everywhere we do business, and our operations and accounts are subject to examination by those departments at any time.  Our U.S.  insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The NAIC has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  For more information, see “Item 1A.  Risk Factors – Legislative, Regulatory and Tax –

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for primarily our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business.  Additionally, the NAIC through its various committees, task forces and working groups has been evaluating the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.  For more information, see “Item 1A.  Risk Factors – Legislative, Regulatory and Tax – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” in the MNA.

Restrictions on Dividends and Other Payments

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to LNC.  Under Indiana laws and regulations, we may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of our contract holders’ surplus, as shown on our last annual statement on file with the Commissioner or our statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LLANY, a New York-domiciled insurance company, is bound by similar restrictions under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, our contract holders’ surplus must be reasonable in relation to our outstanding liabilities and adequate for our financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.

Risk-Based Capital

The NAIC has adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  There are five major risks involved in determining the requirements:

Category	Name	Description
Asset risk – affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk – others	C-1	Risk of assets' default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items.  Regulators can then measure adequacy of a company’s statutory surplus by comparing it to the RBC determined by the formula.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the RBC ratio), also as defined by the NAIC.  Accordingly, factors that have an impact on the total adjusted capital for us and LLANY, such as the permitted practices discussed above, will also affect our RBC levels.  Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	“Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;
•

“Regulatory action level” – If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period;

•

“Authorized control level” – If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer; and

•	“Mandatory control level” – If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

As of December 31, 2017,  our RBC ratio and the ratio reported by LLANY to our respective states of domicile and the NAIC each exceeded the “company action level.”  We believe that we will be able to maintain our RBC ratios in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting us or LLANY, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our general accounts; and an inability to finance life reserves.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Item 1A.  Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation may affect our capital requirements or reduce our profitability.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure.  While we employ a robust and tested information security program, if federal or state regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures.  For information regarding cybersecurity risks, see “Item 1A.  Risk Factors – Operational Matters – Our information systems may experience interruptions or breaches in security and a failure of disaster recovery systems could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Federal Initiatives

The U.S.  federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.  Although much of the initial rulemaking has been completed, the implementation process continues and the marketplace continues to evolve in the changing regulatory environment.

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry.  The ongoing implementation continues to present challenges and uncertainties for financial market participants.  For instance, the Dodd-Frank Act and corresponding global initiatives imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business.  The mandate to clear interest rate swaps requires us to post initial margin in support of these transactions, which was not required when we and our industry peers were permitted to transact these trades in the over-the-counter market.  We also expect increased clearing costs as the marketplace responds to the evolving regulatory environment, including changes to capital requirements imposed on our bank counterparties.

Swap documentation and processing requirements continue to change in light of new rules for margining uncleared swaps, and the ultimate impact on our derivatives use remains unclear.  The exchange of variation margin in over-the counter trades is already part of our standard practice, but the requirement to post initial margin beginning in 2020 will require us to manage our derivatives trading and the attendant liquidity requirements in ways we continue to evaluate.  Although these rules provide some flexibility in the categories of eligible collateral, it is still possible that we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues in the U.S. and abroad, and the marketplace continues to evolve, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

In addition, the Dodd-Frank Act requires new regulations governing broker-dealers and investment advisers.  In particular, the fiduciary standard rulemaking could potentially have broad implications for how our products are designed and sold in the future.  In January 2011, the Securities and Exchange Commission (“SEC”) released a study on the obligations and standards of conduct of financial professionals, as required under the Dodd-Frank Act.  The SEC staff recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers.  A more uniform fiduciary standard could potentially affect our business in areas including, but not limited to:  design and availability of proprietary products; commission-based compensation arrangements; advertising and other communications; use of finders or solicitors of clients (i.e., business contacts who provide referrals); and continuing education requirements for advisors.

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions indefinitely.  In December 2013, the new Federal Insurance Office established under the Dodd-Frank Act issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

Department of Labor Regulation

On April 8, 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  The DOL Fiduciary Rule provided for a phased implementation of the provisions of this new regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis is more limited than what was previously allowed by regulation.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services have occurred, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

On February 3, 2017, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017.  On November 27, 2017, the DOL issued another final rule extending the transition period and delaying full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements initially released in April 2016, including (i) advisors relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017, through July 1, 2019, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisors will be permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019, for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  As a result of this latest delay and the directive to the DOL to further study the effects of the DOL Fiduciary Rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to these dates.

Federal Tax Legislation

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act results in sweeping reforms, including tax rate reductions for corporations and individuals, an expansion of the tax base through the elimination or reduction of specified deductions and credits and incentives related to growth and development including providing for the immediate write-off of qualifying capital investment.  Specific provisions that affect corporations generally relate to limitations on the deductibility of expenses related to interest, executive compensation and business entertainment.  The Tax Act repeals the ability to carry back tax losses to prior tax years and also repeals the corporate Alternative Minimum Tax.

The Tax Act contains a number of provisions that directly impact insurance companies.  Specifically, there are changes to the calculation of tax reserves associated with policyholder liabilities, modifications to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax) and changes to the proration formula used to determine the amount of dividends eligible to be included in the dividends-received deduction.

The vast majority of the provisions in the Tax Act are effective January 1, 2018.  As noted, the changes to the Internal Revenue Code are significant and broad-based and will require interpretation as companies move forward with implementing the changes.  We expect clarifying guidance to be released in the future in the form of a technical corrections bill, administrative guidance or Treasury regulations.

The uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market, because SSDI benefits are a direct offset to the cost of group disability benefits. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2017 Annual Report projects that the SSDI reserves will not be depleted until 2034.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business.  We continue to monitor efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and those effects on our businesses.

Patriot Act

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies.  Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.  As a result, we are required to maintain certain internal compliance practices, procedures and controls.

ERISA Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions.  Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans.  ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest.  ERISA also provides for a scheme of civil and criminal penalties and enforcement.  Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary.  In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are registered investment advisors under the Investment Advisers Act of 1940.  Agents, advisors and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various parent entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property.  Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up.  Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending.  In several states, this lien has priority over the lien of an existing mortgage against such property.  In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we may be liable, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us.  We also risk environmental liability when we foreclose on a property mortgaged to us.  Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met.  However, there are circumstances in which actions taken could still expose us to CERCLA liability.  Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments for real estate we acquire for investment and before taking title through foreclosure to real property collateralizing mortgages that we hold.  Although unexpected environmental liabilities can always arise, based on these environmental assessments and compliance with our internal procedures, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  We have implemented a patent strategy designed to protect innovative aspects of our products and processes which we believe distinguish us from competitors.  We currently own several issued U.S. patents.

We have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services, including, among others, the trademarks of the Lincoln National and Lincoln Financial names, the Lincoln silhouette logo and the combination of these marks.  Trademark registrations may be renewed indefinitely subject to continued use and registration requirements.  We regard our trademarks as valuable assets in marketing our products and services and intend to protect them against infringement and dilution.

EMPLOYEES

As of December 31, 2017, we had a total of 8,947 employees.  In addition, we had a total of 1,147 planners and agents who had active sales contracts with us or LLANY.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

Item 1A.  Risk Factors

You should carefully consider the risks described below.  The risks and uncertainties described below are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

Legislative, Regulatory and Tax

Our businesses are heavily regulated and changes in regulation may affect our capital requirements or reduce our profitability.

State Regulation

We are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between us and our affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the receipt of reinsurance credit;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that we can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes;
•	Payment of policy benefits (claims); and
•

Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC is currently considering changes to the accounting and reserve regulations related to variable annuity business: however, this effort is still ongoing and has not yet reached a point where we can determine what impact it could have on our financial condition or results of operations.  The NAIC is also addressing modifications to the C-1 capital charges used in the NAIC RBC formula, which may impact the level of the C-1 related RBC we are required to hold.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2017, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to either LLANY or us, which would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and a portion of our newly issued UL insurance products are affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The New York State Department of Financial Services does not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries and LNBAR.  The NAIC adopted Actuarial Guideline 48 (“AG48”) regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This guideline imposed restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  While we have executed AG48 compliant reserve financing transactions, we cannot provide assurance that in light of AG48 and/or future rules and regulations that we will be able to continue to efficiently implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to efficiently implement such solutions for any reason, we may realize lower than anticipated returns and/or reduced sales on such products.

Federal Regulation

In addition, our broker-dealer and investment advisor subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisors, registered representatives, associated persons and employees.  In recent years, there has been increased scrutiny of the insurance industry by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper.  These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

On April 8, 2016, the DOL released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under ERISA and the Internal Revenue Code.  The DOL Fiduciary Rule provided for a phased implementation of the provisions of this new regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis is more limited than what was previously allowed by regulation.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services have occurred, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

On February 3, 2017, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017.  On November 27, 2017, the DOL issued another final rule extending the transition period and delaying full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements initially released in April 2016, including (i) advisors relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017, through July 1, 2019, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisors will be permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019, for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  As a result of this latest delay and the directive to the DOL to further study the effects of the DOL Fiduciary Rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to these dates.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act includes tax rate reductions for both individuals and businesses (corporations and unincorporated entities) with the reduction in the U.S. marginal tax rate for corporations from 35% to 21% being one of the central provisions of the Tax Act.  The Tax Act expands the tax base through the elimination or reduction of specified deductions and credits and provides incentives related to growth and development.  Specific provisions that affect corporations generally relate to changes to the deductibility of interest expense, limitations on deductions for executive compensation and business entertainment and the repeal of the corporate Alternative Minimum Tax.

The changes made by the Tax Act will have a number of impacts on our business.  Notably, the change to the new 21% marginal corporate income tax rate is expected to lower our overall effective tax rate in future periods.  In addition, with the corporate rate reduction, we are required to remeasure our GAAP net deferred tax liability and statutory net admitted deferred tax asset in the period in which the law is enacted.  Accordingly, we revalued our deferred tax balances in the fourth quarter of 2017 to give effect to the law change.  In addition, there are several tax law changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, changes to the calculation of tax reserves associated with policyholder liabilities and modifications to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax).  These provisions will result in changes to our overall cash tax obligations following the effective date of the legislation, so for periods beginning after January 1, 2018.

In general, life insurance companies are allowed a dividends-received deduction that reduces the amount of dividend income subject to tax based on the ‘company share’ of net investment income.  The determination of the dividends-received deduction, and specifically the proration formula previously used to compute the company share, has changed.  Under the Tax Act, the company share is set at 70% of all qualifying dividends received.  This change to the company share percentage, coupled with a reduction in the general corporate dividend exclusion percentage, will reduce the amount of the deduction, which is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate.  Our income tax provision for the year ended December 31, 2017, included a tax benefit for the separate account dividends-received deduction of $210 million relating to the 2017 tax year, excluding one-time adjustments.  We expect that the changes made by the Tax Act will significantly decrease the amount of this tax benefit in 2018.

The Tax Act changed the computation of life insurance tax reserves for purposes of determining taxable income.  The method for computing reserves has changed such that the amount of the reserve for non-variable contracts will be the greater of (i) the net surrender value of the contracts or (ii) 92.81% of the tax reserve method applicable to such contracts.  The tax reserve method is generally defined as reserves established under statutory reserving principles, excluding reserves that are generally not deductible for federal income tax purposes.  For variable contracts, the tax reserve will be the greater of (i) the net surrender value of the contract or, (ii) the portion of the reserve that is separately accounted for under Section 817 plus 92.81% of the excess, if any, over the net surrender value.  Notably, the changes to the computation of tax reserves applies not only to new business (contracts to be issued in the future) but also to in-force policies and related reserves; the impact of the reduction in the tax reserves on in-force contracts is brought into taxable income ratably over an eight-year period beginning in 2018.

The Tax Act also changed the rules for determining the amount of DAC tax that we capitalize as an item of taxable income.  Specifically, the Tax Act increases the capitalization rates that are applied to net premiums received and also extends the amortization period for recovering and deducting such costs from 10 years to 15 years.

We continue to review and analyze the provisions of the Tax Act, including the actual and potential impact of the Tax Act on our GAAP equity and statutory RBC, future earnings, free cash flows and the sales and pricing of our products.  The impact of the Tax Act may differ from these estimates due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our insurance and retirement operations.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.  See Note 13 for a description of legal and regulatory proceedings and actions.

Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may subject us to substantial additional federal regulation, and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

Since it was enacted in 2010, the Dodd-Frank Act has brought wide-ranging changes to the financial services industry, including changes to the rules governing derivatives; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information and make recommendations regarding regulation of the insurance industry; the creation of a resolution authority to unwind failing institutions; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.

Significant rulemaking across numerous agencies within the federal government has been implemented since the enactment of the Dodd-Frank Act.  Complete implementation has yet to take place, given shifting priorities following the U.S. 2016 election; therefore, the ultimate impact of these provisions on our businesses (including product offerings), results of operations and liquidity and capital resources remains uncertain.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with GAAP as identified in the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).  From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Specifically, the FASB is working on a project that could result in significant changes to how we account for and report our insurance contracts, including contract riders and embedded derivatives, and deferred acquisition costs (“DAC”).  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.

We are subject to SAP.  Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC continues to review the statutory accounting and capital requirements for variable annuities for potential changes with assistance from Oliver Wyman.  Additional testing of potential changes occurred during 2017, and Oliver Wyman presented their recommendations to the NAIC working group on December 1, 2017.  The NAIC working group opened these recommendations for comment until March 2, 2018.  Once any changes are finalized by the NAIC, the resulting new variable annuity framework could result in changes in reserve and/or capital requirements and statutory surplus and could impact the volatility of those item(s).

The NAIC is also addressing modifications to the C-1 capital charges used in the NAIC RBC formula, which may impact the level of the C-1 related RBC we are required to hold.

Market Conditions

Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Continued unconventional easing from the major central banks, slowing of global growth, continued impact of falling global energy and other commodity prices, and the ability of the U.S. government to proactively address the fiscal imbalance remain key challenges for markets and our business.  These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure.  In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses.  Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business.  In an economic downturn characterized by higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected.  In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies.  Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.  Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability.  Some of our products, principally fixed annuities and UL, including IUL and linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Spreads are an important component of our net income.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.  In addition, low rates increase the cost of providing variable annuity living benefit guarantees, which could negatively affect our variable annuity profitability.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2017,  43% of our annuities business, 86% of our retirement plan services business and 99% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board forecasts point toward short-term rates likely moving above 2% at the end of 2018.  For additional information on interest rate risks, see “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations.  During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period.  Accordingly, declining interest rates may materially affect our results of operations, financial condition and cash flows and significantly reduce our profitability.

Increases in market interest rates may also negatively affect our profitability.  In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive.  We, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  Increases in interest rates may cause increased surrenders and withdrawals of insurance products.  In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may lead to a flow of cash out of our businesses.  These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.  Furthermore, unanticipated increases in withdrawals and termination may cause us to unlock our DAC and VOBA assets, which would reduce net income.  An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed-income securities that comprise a substantial portion of our investment portfolio.  An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed-income funds.

Because the equity markets and other factors impact the profitability and expected profitability of many of our products, changes in equity markets and other factors may significantly affect our business and profitability.

The fee income that we earn on variable annuities is based primarily upon account values and partially based upon account values for VUL insurance policies.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee income.  Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include optional guaranteed benefit riders.  These include GDB, GWB and GIB riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each guaranteed living benefit feature.  The amount of reserves related to GDB for variable annuities is related to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date.  Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach.  The benefit ratio approach takes into account, among other things, the present value of expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

Both the level of expected payments and expected total assessments used in calculating the benefit reserves are affected by the equity markets.  The liabilities related to fair value are impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads.  Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value.  Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value.

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs.  Our guaranteed benefit obligations are reinsured among both LNBAR and third-party reinsurance counterparties on either a Modco or coinsurance basis.

We remain liable for the guaranteed benefits in the event that the reinsurance counterparties are unable or unwilling to pay, resulting in a reduction to net income.  These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity.

Liquidity and Capital Position

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

We need liquidity to pay our operating expenses and interest on our debt, to maintain our securities lending activities and to replace certain maturing liabilities.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  The principal sources of liquidity are insurance premiums and fees, annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.

In the event that current resources do not satisfy our needs, we may have to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations.  Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business.  As such, we may be forced to delay raising capital, issue shorter term securities than we prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and LLANY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we or LLANY must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas.  The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  Most of these factors are outside of our control.  Our insurer financial strength ratings are significantly influenced by our statutory surplus amounts and RBC ratios.  The RBC ratio of LNL is an important factor in the determination of our financial strength ratings.  In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.  In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves reduce the statutory surplus used in calculating our RBC ratios.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through debt financing, which may be on terms not as favorable as in the past.

Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength ratings might be downgraded by one or more rating agencies.  For more information on risks regarding our ratings, see “Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.

An inability to access our credit facilities could result in a reduction in our liquidity and lead to downgrades in our credit and financial strength ratings.

We rely upon a $2.5 billion unsecured facility, which expires on June 30, 2021.  We also have other facilities that we enter into in the ordinary course of business.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MNA and Note 12.

We rely on the credit facilities as a potential source of liquidity.  We also use the credit facility as a potential backstop to provide variable annuity statutory reserve credit.  While our variable annuity hedge assets supporting the funds withheld reinsurance liability have normally exceeded the statutory reserves, in certain stressed market conditions, it is possible that the hedge assets supporting the funds withheld reinsurance liability could be less than the statutory reserve.  The credit facility is available to provide reserve credit to us in such a case.  If we were unable to access our facility in such circumstances, it could materially impact our capital position.  The availability of these facilities could be critical to our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.  The credit facilities contain certain administrative, reporting, legal and financial covenants.  We must comply with covenants under our credit facilities.

Our right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds.  Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Assumptions and Estimates

As a result of changes in assumptions, estimates and methods in calculating reserves, our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.

We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims.  For our insurance products, we calculate these reserves based on many assumptions and estimates, including, but not limited to, estimated premiums we will receive over the assumed life of the policies, the timing of the events covered by the insurance policies, the lapse rate of the policies, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline.  The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance.  Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain.  Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims.  If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims.  Increases in reserves have a negative effect on income from operations in the quarter incurred.

If our businesses do not perform well and/or their estimated fair values decline or the price of LNC’s common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in regulations, including tax law changes, legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  During the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect our or LLANY’s statutory capital.  As of December 31, 2017, we had a total of $1.4 billion of goodwill on our Consolidated Balance Sheets.

For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MNA and Notes 2 and 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2017, we had a deferred tax asset of $798 million.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.  There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements.  Furthermore, additional impairments may need to be taken or allowances provided for in the future.  Historical trends may not be indicative of future impairments or allowances.

We regularly review our available-for-sale (“AFS”) securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred, and the amortized cost is written down to the estimated recovery value with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholder’s Equity, as this is considered a noncredit (i.e., recoverable) impairment.

In June 2016, the FASB issued amendments to the accounting guidance for measuring credit losses on financial instruments.  For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

Related to our unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized.  The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets.  Realized losses or impairments may have a material adverse impact on our results of operations and financial condition.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity and trading securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total cash and invested assets.  We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The determination of fair values in the absence of quoted market prices is based on valuation methodologies, securities we deem to be comparable and assumptions deemed appropriate given the circumstances.  The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of significantly increasing/decreasing or high/low interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment.  In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold.  Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value may have a material adverse effect on our results of operations or financial condition.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure a significant amount of the mortality risk on fully underwritten, newly issued, individual life insurance contracts.  We regularly review retention limits for continued appropriateness and they may be changed in the future.  If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers being unwilling to offer coverage.  If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Catastrophes may adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths or injuries.  Significant influenza pandemics have occurred three times in the last century, but the likelihood, timing or severity of a future pandemic cannot be predicted.  Additionally, the impact of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges.  In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims.  These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Pandemics, natural disasters and man-made catastrophes, including terrorism, may produce significant damage in larger areas, especially those that are heavily populated.  Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.  Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries.  Accordingly, our ability to write new business could also be affected.

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event.  We cannot be certain that the liabilities we have established or applicable reinsurance will be adequate to cover actual claim liabilities, and a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

Operational Matters

Our enterprise risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

We have devoted significant resources to develop our enterprise risk management policies and procedures and expect to continue to do so in the future.  Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective.  Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by us and LLANY (known as “ceding”).  As of December 31, 2017, we ceded $237.1 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge us from our primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk.  As of December 31, 2017, we had $6.5 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $1.9 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement and $2.1 billion related to LNBAR.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.5 billion as of December 31, 2017.  Furthermore, we hold trading securities to support the $269 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re.  LNBAR also has funded trusts to support the business ceded.  The balances in the trusts change as a result of ongoing reinsurance activity and totaled $1.9 billion as of December 31, 2017.  In addition, we hold trading securities, available for sale securities and derivative assets to support the $2.6 billion of funds withheld liabilities related to the treaties for which we would have the right of setoff to the corresponding reinsurance receivables in the event of a default by LNBAR.

The balance of the reinsurance is due from a diverse group of reinsurers.  The collectability of reinsurance is largely a function of the solvency of the individual reinsurers.  We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, letters of credit (“LOCs”) or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, especially Swiss Re, could have a material adverse effect on our results of operations and financial condition.

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements.  The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract.  Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not.  An increase in reinsurance rates may affect the profitability of our insurance business.  Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims.  While in recent years, we have faced a number of rate increase actions on in-force business, our management of those actions has not had a material effect on our results of operations or financial condition.  However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect.  See Note 13 for a description of reinsurance related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people.  Intense competition exists for the key employees with demonstrated ability, and we may be unable to hire or retain such employees.  The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition.  Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees, including financial advisors, wholesalers and other employees, as well as independent distributors of our products.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property.  We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful.  Additionally, complex legal and factual determinations and evolving laws and court interpretations make the scope of protection afforded our intellectual property uncertain, particularly in relation to our patents.  The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights.  We may be subject to claims by third parties for breach of patent, copyright, trademark, trade secret or license usage rights.  Any such claims and any resulting litigation could result in significant liability for damages.  If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our information systems may experience interruptions or breaches in security and a failure of disaster recovery systems could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.

Our information systems are critical to the operation of our business.  We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business.  Our business therefore depends on our customers’ willingness to entrust us with their personal information.  Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  Although hackers have attempted and continue to try to infiltrate our computer systems, to date, we have not had a material security breach.  While we employ a robust and tested information security program, given the increasing sophistication of cyberattacks, a cyberattack could occur and persist for an extended period of time without detection.  There can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.  In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised.  These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers.  Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results.  While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

Acquisitions of businesses may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

We may experience unanticipated difficulties or delays in completing the proposed acquisition of Liberty Life Assurance Company of Boston (“Liberty”) and our ability to achieve certain financial benefits we anticipate from the acquisition of Liberty, or other businesses, will depend in part upon our ability to successfully close the transaction in a timely manner.  Factors such as receiving the required governmental or regulatory approvals or a disruption to our or the acquired entity’s business could impact our ability to close the transaction.  Once completed, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated.  Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications.

Covenants and Ratings

A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of both us and LLANY.  Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness.  A downgrade of the financial strength rating of us or LLANY could affect our competitive position in the insurance industry by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions.

All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings.  See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MNA for a description of our ratings.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of us or LLANY are not maintained at specified levels.

Under certain indemnity reinsurance agreements, we and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2017, we held statutory reserves of $5.6 billion.  These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under our reinsurance arrangement, we held approximately $3.3 billion of statutory reserves.  We must maintain an A.M.  Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require us to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.5 billion of statutory reserves as of December 31, 2017.  LLANY must maintain an A.M.  Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $739 million of statutory reserves, LLANY must maintain an A.M.  Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require

LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2017,  our and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1.  Business – Financial Strength Ratings” for a description of our financial strength ratings.

If the cedent recaptured the business, we and LLANY would be required to release reserves and transfer assets to the cedent.  Such a recapture could adversely impact our future profits.  Alternatively, if we and LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.

Investments

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2017.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset.  If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them, and we might be forced to sell them at significantly lower prices.

We invest a portion of our invested assets in investment funds, many of which make private equity investments.  The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments.  The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict.  As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

Defaults on our mortgage loans and write-downs of mortgage equity may adversely affect our profitability.

Our mortgage loans face default risk and are principally collateralized by commercial properties.  The performance of our mortgage loan investments may fluctuate in the future.  In addition, some of our mortgage loan investments have balloon payment maturities.  An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.  Further, any geographic or sector exposure in our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition.  While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed.

The difficulties faced by other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure.  We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons.  A downturn in the U.S. or other economies could result in increased impairments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Many of our transactions with financial and other institutions, including settling futures positions, specify the circumstances under which the parties are required to post collateral.  The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity.  In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets.

Our investments are reflected within our consolidated financial statements utilizing different accounting bases, and, accordingly, there may be significant differences between cost and fair value that are not recorded in our consolidated financial statements.

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets.  The carrying value of such investments is as follows:

•

Fixed maturity and equity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value.  The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of OCI, net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•

Fixed maturity and equity securities designated as trading securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading securities support reinsurance arrangements.  In those cases, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  These types of securities represent 44% of our trading securities;

•

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;

•	Also, mortgage loans on real estate are carried at unpaid principal balances, adjusted for any unamortized premiums or discounts and deferred fees or expenses, net of valuation allowances;
•	Policy loans are carried at unpaid principal balances;
•	Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and
•

Other invested assets consist principally of derivatives with positive fair values.  Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships.  Derivatives in cash flow hedging relationships are reflected as a separate component of OCI.

Investments not carried at fair value on our consolidated financial statements, principally, mortgage loans, policy loans and real estate, may have fair values that are substantially higher or lower than the carrying value reflected on our consolidated financial statements.  In addition, unrealized losses are not reflected in net income unless we realize the losses by either selling the security at below amortized cost or determine that the decline in fair value is deemed to be other-than-temporary (i.e., impaired).  Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Competition

Intense competition could negatively affect our ability to maintain or increase our profitability.

Our businesses are intensely competitive.  We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price and perceived financial strength and claims-paying ratings.  Our competitors include insurers, broker-dealers, investment advisors, asset managers, hedge funds and other financial institutions.  A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength ratings than we do.

In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms.  Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements.  Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively.

Our sales representatives are not captive and may sell products of our competitors.

We sell our annuity and life insurance products through independent sales representatives.  These representatives are not captive, which means they may also sell our competitors’ products.  If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office is currently located in Fort Wayne, Indiana.  LNL or our subsidiaries own or lease approximately 2.5 million square feet of office and other space.  Space that is owned or leased includes office space in: (i) Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments; (ii) Greensboro, North Carolina, primarily for our Life Insurance segment; Omaha, Nebraska and Atlanta, Georgia, primarily for our Group Protection segment.  A subsidiary of LNC, our Parent Company, leases space in: (i) Philadelphia, Pennsylvania, which includes space for LFN; and (ii) Radnor, Pennsylvania for the corporate center and for LFD.  Additional office space is owned or leased in other U.S. cities for branch offices.  For information on the expense related to our leased space, see Note 13.  This discussion regarding properties does not include information on field offices and investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

All of our outstanding common stock is owned by LNC.  There is no established public trading market for our common stock.  For discussion regarding The Lincoln National Life Insurance Company’s payment of dividends and restrictions on dividends, see Notes 14 and 19 in the accompanying notes to the consolidated financial statements presented in “Item 8.  Financial Statements and Supplementary Data,” as well as in “Part I – Item 1.  Business – Regulatory – Insurance Regulation – Restrictions on Dividends and Other Payments.”

During the years ended December 31, 2017 and 2016, we paid dividends of $955 million and $949 million, respectively.  We expect that we could pay dividends of approximately $1.2 billion in 2018 without prior approval from the respective state commissioners.

(b)    Not Applicable

(c)    Not Applicable

Item 6.  Selected Financial Data

Item omitted.

Item 7.  Management’s Narrative Analysis of the Results of Operations

The Lincoln National Life Insurance Company (“LNL”) and its subsidiaries are referred to collectively in this Form 10-K as the “Company,” “we,” “our” and “us.” LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).  Management’s narrative analysis of the results of operations (“MNA”)  in 2017 and 2016 compared with the immediately preceding year of LNL and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Forward-Looking Statements – Cautionary Language,” “Part I – Item 1A Risk Factors,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.

The Company’s consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  See Note 1 for a discussion of GAAP.  Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1 – Business” and Note 1 for a description of the business.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 21.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

FORWARD-LOOKING STATEMENTS –  CAUTIONARY LANGUAGE

This Annual Report on Form 10-K, including “Risk Factors,” “Management’s Narrative Analysis of the Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance.  In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings.  We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	Deterioration in general economic and business conditions that may affect account values, investment results and claims experience;
•	Adverse capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments;
•

Legislative, regulatory or tax changes that affect:  the cost of, or demand for, our subsidiaries’ products; our ability to conduct business; the impact of recently enacted U.S. federal tax reform legislation on our business, earnings and capital; and the effect of the Department of Labor’s (“DOL”) regulation defining fiduciary;

•	Actions taken by reinsurers to raise rates on in-force business;
•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, and demand for our products;
•

Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses, and reduced hedge performance related to variable annuities;

•	The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings;
•

A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit features of our variable annuity products;

•	Changes in our assumptions related deferred acquisition costs or value of business acquired; (9) ineffectiveness of our risk management policies and procedures;
•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products;
•	Changes in accounting principles, practices or policies;
•	Lowering of one or more of our financial strength ratings;
•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;

•

Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems from cyberattacks or other breaches of our data security systems;

•	The adequacy and collectability of reinsurance that we have purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;
•

Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that our subsidiaries can charge for their products;

•	The unknown effect on our businesses resulting from evolving market preferences and the changing demographics of our client base;
•	Possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and
•	The unanticipated loss of key management, financial planners or wholesalers.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition.  In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events.  Actual results may differ from these estimates under different assumptions or conditions.  On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances.  For a detailed discussion of other significant accounting policies, see Note 1.

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force.  Our accounting policies for deferred acquisition costs (“DAC”),  value of business acquired (“VOBA”),  deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) affect the Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI increases interest credited and reduces income when amortized.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases fee income on our Consolidated Statements of Comprehensive Income (Loss).

We incur certain costs that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  Some examples of acquisition costs that are subject to deferral include the following:

•	Employee, agent or broker commissions;
•	Wholesaler production bonuses;
•	Renewal commissions and bonuses to agents or brokers;
•	Medical and inspection fees;
•	Premium-related taxes and assessments; and
•	A portion of the salaries and benefits of certain employees involved in the underwriting, contract issuance and processing, medical and inspection and sales force contract selling functions.

All other acquisition-related costs, including costs incurred by the insurer for soliciting potential customers, market research, training, administration, management of distribution and underwriting functions, unsuccessful acquisition or renewal efforts and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;

•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Amortization

DAC for variable annuity and deferred fixed annuity contracts and universal life insurance (“UL”) and variable universal life insurance (“VUL”) policies is amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts.  Certain broker commissions or broker-dealer expenses that vary with and are related to sales of mutual fund products, respectively, are expensed as incurred rather than deferred and amortized.  For our traditional products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

EGPs vary based on a number of sources including policy persistency, mortality, fee income, investment margins, expense margins and realized gains and losses on investments, including assumptions about the expected level of credit-related losses.  Each of these sources of profit is, in turn, driven by other factors.  For example, assets under management and the spread between earned and credited rates drive investment margins; net amount at risk drives the level of cost of insurance charges and reinsurance premiums.  The level of separate account assets under management is driven by changes in the financial markets (equity and bond markets, hereafter referred to collectively as “equity markets”) and net flows.  Realized gains and losses on investments include amounts resulting from differences in the actual level of impairments and the levels assumed in calculating EGPs.

We generally amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs for interest-sensitive products.  When actual gross profits are higher in the period than EGPs, we recognize more amortization than planned.  When actual gross profits are lower in the period than EGPs, we recognize less amortization than planned.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are negative, our actuarial process limits, or floors, the amortization expense offset to zero.  For a discussion of the periods over which we amortize our DAC, VOBA, DSI and DFEL see “DAC, VOBA, DSI and DFEL” in Note 1.

Unlocking

We conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  As a result of this review, we recorded unlocking on an annual basis that resulted in increases and decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 for a detailed discussion of our unlocking process.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Income (loss) from operations:
Annuities	$31	$(8)		$31
Retirement Plan Services	(1)	(2)		2
Life Insurance	(16)	11		(111)
Excluded realized gain (loss)	-	(1)	-	(2)
Income (loss) from continuing
operations	$14	$-		$(80)

Unlocking was driven primarily by the following:

2017

•	For Annuities, we updated our policyholder behavior and separate account fees assumptions and other items, partially offset by updating our interest rate assumptions.
•	For Retirement Plan Services, we updated our interest rate and separate account fees assumptions, partially offset by updating our maintenance expense assumptions and other items.
•

For Life Insurance, we updated our mortality margin and interest rate assumptions, partially offset by updating our policyholder behavior, morbidity and maintenance expense assumptions and other items.

2016

•	For Annuities, we updated our capital markets and interest rate assumptions and other items, partially offset by updating our policyholder behavior assumptions.
•	For Retirement Plan Services, we updated our policyholder behavior, capital markets and interest rate assumptions, partially offset by updating other items.

•	For Life Insurance, we updated certain in-force policy charges, maintenance expense assumptions and other items, partially offset by updating our interest rate and mortality assumptions.

2015

As part of our annual comprehensive review in the third quarter of 2015, we lowered our long-term new money investment yield assumption to reflect the current new money rates and lower anticipated future interest rates.  This reduction in the interest rate assumption resulted in resetting the path of new money investment rates, reflecting a gradual annual recovery over five years to a rate 50 basis points below our prior ultimate long-term assumption.  As a result of lowering the ultimate long-term assumption 50 basis points, we recorded unfavorable unlocking of $118 million, after-tax, for Life Insurance, $2 million, after-tax, for Annuities, and $1 million, after-tax, for Retirement Plan Services.

•	For Annuities, we updated our policyholder behavior and variable annuity expense assessments assumptions, partially offset by updating our capital markets and interest rate assumptions.
•	For Retirement Plan Services, we updated our policyholder behavior assumptions, substantially offset by updating our capital markets and interest rate assumptions and other items.
•	For Life Insurance, we updated our interest rate and mortality assumptions, partially offset by updating our premium persistency and policyholder behavior assumptions and other items.

Reversion to the Mean

Because returns within the variable sub-accounts (“variable funds”) have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in variable fund returns; therefore, significant and sustained changes in variable funds have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) and VUL businesses.

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because variable fund returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in variable fund returns.  However, long-term or significant deviations from expected variable fund returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the deviations from expected returns have become significant enough to warrant a change of the future variable fund growth rate assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs.  We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model.  A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs.  These intervals are then compared to the present value of the EGPs used in the amortization model.  If the present value of EGPs utilized for amortization were to exceed the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would be considered.  If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a long-term variable fund growth rate assumption such that the re-projected EGPs would be our best estimate of EGPs.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but, rather, if we stay between the first and second statistical range for several quarters, we would likely unlock.  Additionally, if we exceed the ranges as a result of a short-term market reaction, we would not necessarily unlock.  However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock.  While this approach reduces adjustments to DAC, VOBA, DSI and DFEL due to short-term fluctuations, significant changes in variable fund returns that extend beyond one or two quarters could result in a significant favorable or unfavorable unlocking.  Notwithstanding these intervals, if a severe decline or increase in variable fund values were to occur or should other circumstances suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 10% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2017, we would have recorded a favorable unlocking of approximately $240 million, pre-tax, for Annuities, approximately $45 million, pre-tax, for Life Insurance and approximately $30 million, pre-tax, for Retirement Plan Services.

Investments

Invested assets are an integral part of our operations, and we invest in fixed maturity and equity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost included in stockholder’s equity as a component of accumulated other comprehensive income.

Investment Valuation

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk (“NPR”), which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  We categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined in Note 1.

For the categories and associated fair value of our available-for-sale (“AFS”) fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2017 and 2016, see Notes 1 and 20.

Our investments are valued using the appropriate market inputs based on the investment type, and include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met.  We incorporate the issuer’s credit rating and a risk premium, if warranted, given the issuer’s industry and the security’s time to maturity.  We use an internationally recognized pricing service as our primary pricing source, and we do not adjust prices received from third parties or obtain multiple prices when measuring the fair value of our investments.  We generally use prices from the pricing service rather than broker quotes because we have documentation from the pricing service on the observable market inputs they use, as compared to the limited information on the pricing inputs from broker quotes.  For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement.  It is possible that different valuation techniques and models, other than those described above, could produce materially different estimates of fair value.

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2017, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.

In order to validate the pricing information and broker quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales and observations of general market movements for those security classes.  Our primary third-party pricing service has policies and processes to ensure that it is using objectively verifiable observable market data.  The pricing service regularly reviews the evaluation inputs for securities covered, including broker quotes, executed trades and credit information, as applicable.  If the pricing service determines it does not have sufficient objectively verifiable information about a security’s valuation, it discontinues providing a valuation for the security.  The pricing service regularly publishes and updates a summary of inputs used in its valuations by major security type.  In addition, we have policies and procedures in place to review the process that is utilized by the third-party pricing service and the output that is provided to us by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service, and we perform a comparison of the pricing service output to an alternative pricing source.  In addition, we check prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.  If such anomalies in the pricing are observed, we may use pricing information from another pricing source.

Valuation of Alternative Investments

Recognition of investment income on alternative investments is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners, as our venture capital, real estate and oil and gas portfolios are generally reported to us on a three-month delay, and our hedge funds are reported to us on a one-month delay.  In addition, the effect of annual audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the first or second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete effect of the change in the underlying net assets for the partnership for that calendar year period.  Recorded audit adjustments affect our investment income on alternative investments in the period that the adjustments are recorded.

Write-Downs for OTTI and Allowance for Losses

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For additional details, see Notes 1 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment (“OTTI”) of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

As the discussion in Notes 1 and 5 indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary.  These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments.  In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities as described in “Investment Valuation.”  We continually monitor developments and update underlying assumptions and financial models based upon new information.

Write-downs and allowances for losses on select mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value.  All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions affect our valuation of mortgage loans.  Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.

For more information about the valuation of our financial instruments carried at fair value, see “Investment Valuation” above and Note 20.

Derivatives

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk,” Notes 1 and 6.

We carry our derivative instruments at fair value, which we determine through valuation techniques or models that use market data inputs or independent broker quotations.  The fair values fluctuate from period to period due to the volatility of the valuation inputs, including but not limited to swap interest rates, interest and equity volatility and equity index levels, foreign currency forward and spot rates, credit spreads and correlations, some of which are significantly affected by economic conditions.  The effect to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.

Certain of our variable annuity contracts reported within future contract benefits contain embedded derivatives that are carried at fair value on a recurring basis and are all classified as Level 3 of the fair value hierarchy, including our guaranteed living benefit (“GLB”) reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities.  These embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative cash flows.  The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit.  In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability.  The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.  Changes in the fair value of these embedded derivatives result primarily from changes in market conditions.  For more information, see Notes 1 and 20.

GLB

We are exposed to selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER®, Lincoln Lifetime IncomeSM Advantage and Lincoln Market SelectSM Advantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  These GLB features are reinsured among various reinsurance counterparties on either a modified coinsurance (“Modco”) or coinsurance basis.

We cede a portion of the GLB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on a funds withheld Modco basis.  The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risk.  This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the GLB embedded derivative reserves and GLB benefit reserves assumed by LNBAR caused by changes in equity markets, as well as the change in GLB embedded derivative reserves caused by changes in interest rates and implied volatilities.

As part of the current hedging program, equity market, interest rate and market-implied volatility conditions are monitored on a daily basis.  The hedge positions are rebalanced based upon changes in these factors as needed.  While we actively manage our hedge positions, these positions may not completely offset changes in the fair value of embedded derivative reserves and benefit reserves caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  The hedging results do not impact LNL due to the funds withheld arrangement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

Standard & Poor’s 500 Index® Benefits

Our indexed annuity and indexed universal life insurance (“IUL”) contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees.  We purchase S&P 500 options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss)” below.

Future Contract Benefits and Other Contract Holder Obligations

Reserves

Reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.  Establishing adequate reserves for our obligations to contract holders requires assumptions to be made regarding mortality and morbidity.  The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding contracts.  These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation.

The reserves reported in our consolidated financial statements contained herein are calculated in accordance with GAAP and differ from those specified by the laws of the various states and carried in our statutory financial statements.  These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods.

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable.  If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses.  If experience is worse than the assumptions, additional reserves may be required.  This would result in a charge to our net income during the period the increase in reserves occurred.  The key experience assumptions include mortality rates, policy persistency and interest rates.  We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

GDB

The reserves related to the guaranteed death benefits (“GDB”) features available in our variable annuity products are based on the application of a “benefit ratio” (the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) to total variable annuity assessments received in the period.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the variable annuity.  These GDB features are reinsured with LNBAR on a funds withheld coinsurance basis.

Within the funds withheld arrangement, we utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets.  The hedging strategy is designed to hedge LNBAR’s exposure to earnings volatility that results from equity market driven changes in the reserve for GDB contracts.  The hedging results do not impact LNL due to the funds withheld arrangement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

UL Products with Secondary Guarantees

We issue UL contracts where we provide a secondary guarantee to the contract holder.  The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.  The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.  For more discussion, see “Results of Life Insurance” below.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  As discussed in Note 2, we early adopted Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” during 2017, which eliminates the use of a two-step test in the evaluation of goodwill impairment.  As a result of our adoption of ASU 2017-04, we perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit.  If the carrying value of the reporting unit exceeds the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.

For the purposes of the evaluation of the carrying value of goodwill, our reporting units (Annuities, Retirement Plan Services, Life

Insurance and Group Protection) correspond with our reporting segments.

The fair values of our reporting units are comprised of the value of in-force (i.e., existing) business and the value of new business.  Specifically, new business is representative of cash flows and profitability associated with policies or contracts we expect to issue in the future, reflecting our forecasts of future sales volume and product mix over a 10-year period.  To determine the values of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flows for each reporting unit.

As of October 1, 2017, we performed our annual quantitative goodwill impairment test for our reporting units.  As discussed in Note 2, our early adoption of ASU 2017-04 resulted in impairment of the Life Insurance reporting unit goodwill of $905 million during the fourth quarter of 2017 driven primarily from the impact of the December 22, 2017, enactment of the Tax Cuts and Jobs Act (the “Tax Act”) that increased the carrying value of the Life Insurance reporting unit in excess of its fair value.  As of October 1, 2017, the fair value was well in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services and Group Protection.

We apply significant judgment when determining the estimated fair value of our reporting units.  Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength.  Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment.  Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

Examples of unfavorable changes to assumptions or factors that could result in future impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions;
•	Weakened expectations for the ability to execute future reserve financing transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;
•	Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of 37 reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to risk-based capital (“RBC”) requirements; and
•

Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.  Legislative changes to the Internal Revenue Code of 1986, as amended, modifications including the Tax Act, new regulations, administrative rulings or court decisions could increase or decrease our effective tax rate.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.  For additional information on our income taxes, see Note 7.

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and divestitures, see Notes 3 and 25.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,072	$971	$1,032
Retirement Plan Services	142	121	134
Life Insurance	522	464	296
Group Protection	103	65	42
Other Operations	(30)	-	(73)
Excluded realized gain (loss), after-tax	(409)	(450)	(260)
Gain (loss) on early extinguishment of debt, after-tax	(3)	-	-
Income (loss) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	2	2
Net impact from the Tax Cuts and Jobs Act	1,526	-	-
Impairment of intangibles, after-tax	(905)	-	-
Net income (loss)	$2,018	$1,173	$1,173

Comparison of 2017 to 2016

Net income increased due primarily to the following:

•	One-time federal income tax benefit in 2017 related to the remeasurement of our net deferred tax liability balance to reflect the new 21% marginal corporate income tax rate as a result of the Tax Act.
•	Growth in average account values, business in force and group earned premiums.
•	Favorable investment income on alternative investments and higher prepayment and bond make-whole premiums.

•	Lower realized losses during 2017 (see “Realized Gain (Loss)” below).
•	The effect of unlocking.

The increase in net income was partially offset by the following:

•	Goodwill impairment in our Life Insurance segment during 2017 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for more information).
•	Lower amortization of deferred gain on business sold through reinsurance.
•	Higher strategic digitization expense as part of our strategic digitization initiative.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of 2016 to 2015

Net income remained flat due primarily to the following:

•	Growth in business in force and average account values.
•	The effect of unlocking.
•	Higher legal expenses during 2015.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

The above increases in net income were entirely offset by the following:

•	Higher realized losses during 2016 (see “Realized Gain (Loss)” below).
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Additional Information

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers.  These efforts include an enterprise-wide digitization initiative that intends to significantly enhance our customer experience and provide operational efficiencies over time to meet evolving consumer preferences and marketplace shifts.  During 2018, we expect to incur net costs of approximately $40 million, pre-tax.  We expect to have a net neutral impact during 2019 and ultimately see annual benefits beyond 2019 of approximately $90 million to $150 million, pre-tax, as a result of this initiative.  For more information, see Note 1.

As a result of the Tax Act, we remeasured our existing deferred tax balances using the new 21% marginal corporate income tax rate.  We recognized a $1.5 billion benefit in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) in 2017 as we were in a net deferred tax liability position.  We expect an ongoing benefit due to the lower corporate income tax rate and estimate the following effective tax rates over the near term:  15%-17% for our consolidated operations, 14%-16% for Annuities, 15%-17% for Retirement Plan Services, 19%-21% for Life Insurance and 21% for Group Protection.

We provide information about our segments’ and Other Operations’ operating revenues and expense line items, the period in which amounts are recognized and key drivers of changes below.  For factors that could cause actual results to vary materially, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$475	$162	$246
Fee income	2,063	2,058	2,073
Net investment income	982	983	977
Operating realized gain (loss) (2)	181	179	176
Other revenues (3)	333	328	343
Total operating revenues	4,034	3,710	3,815
Operating Expenses
Interest credited	580	575	550
Benefits (1)	497	397	458
Commissions and other expenses	1,687	1,506	1,494
Total operating expenses	2,764	2,478	2,502
Income (loss) from operations before taxes	1,270	1,232	1,313
Federal income tax expense (benefit)	198	261	281
Income (loss) from operations	$1,072	$971	$1,032

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss)” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher federal income tax benefits driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.
•	Higher fee income driven by higher average daily variable account values.
•	Higher insurance premiums due to an increase in sales of income annuities.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions, partially offset by the effect of unlocking.
•	Higher benefits attributable to the growth in income annuity reserves driven by the increase in premiums.

Comparison of 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher interest credited due to higher average fixed account values attributable primarily to positive net flows.
•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets and negative net flows, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset primarily by lower benefits attributable to lower income annuity reserves driven by the decline in premiums.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  As a result of evolving market trends, our total annuity deposits increased from 2016 to 2017, though net flows remained negative.  Through product innovation, distribution, markets stabilizing and a delay in the DOL rule, we believe our deposits will continue to show improvement during 2018.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9%,  8% and 9% in 2017, 2016 and 2015, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A.  Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums and fee income (1)	$241	$221	$236
Net investment income	893	855	842
Other revenues (2)	18	16	12
Total operating revenues	1,152	1,092	1,090
Operating Expenses
Interest credited	538	513	496
Benefits	1	1	1
Commissions and other expenses	421	414	413
Total operating expenses	960	928	910
Income (loss) from operations before taxes	192	164	180
Federal income tax expense (benefit)	50	43	46
Income (loss) from operations	$142	$121	$134

(1)	Includes amounts ceded to LNBAR.
(2)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher insurance premiums and fee income driven by higher average daily variable account values.
•

Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher average account values driving higher trail commissions and higher incentive compensation as a result of production performance.

Comparison of 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance premiums and fee income driven by the continued shift in business towards products with lower expense assessment rates.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 12%, 13% and 13% for 2017, 2016 and 2015, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was  25%, 28% and 30% for 2017, 2016 and 2015, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A.  Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$546	$481	$422
Fee income	3,065	2,884	2,643
Net investment income	2,496	2,403	2,390
Operating realized gain (loss) (2)	(7)	1	2
Amortization of deferred gain on
business sold through reinsurance	(5)	(5)	(5)
Other revenues	33	34	32
Total operating revenues	6,128	5,798	5,484
Operating Expenses
Interest credited	1,374	1,362	1,343
Benefits	2,868	2,411	2,318
Commissions and other expenses	1,128	1,351	1,409
Total operating expenses	5,370	5,124	5,070
Income (loss) from operations before taxes	758	674	414
Federal income tax expense (benefit)	236	210	118
Income (loss) from operations	$522	$464	$296

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss)” below.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses due to the effect of unlocking.
•	Higher fee income due to growth in business in force, partially offset by the effect of unlocking.
•

Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher benefits due to the effects of unlocking and growth in business in force.

Comparison of 2016 to 2015

Income from operations for this segment increased due primarily to the following:

•	Higher fee income attributable to growth in business in force.
•	Lower commissions and other expenses due to the effect of unlocking, partially offset by higher margins and amortization rates.

The increase in income from operations was partially offset by higher benefits due to growth in business in force, partially offset by the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Strategies to Address Statutory Reserve Strain

We and LLANY have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  For information on strategies we use to reduce the statutory reserve strain caused by XXX and AG38, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

In 2017, we experienced modestly favorable mortality as compared to our expectations.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A.  Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums	$1,998	$1,940	$2,163
Net investment income	167	176	183
Other revenues	35	13	10
Total operating revenues	2,200	2,129	2,356
Operating Expenses
Interest credited	2	2	2
Benefits	1,350	1,322	1,635
Commissions and other expenses	690	705	654
Total operating expenses	2,042	2,029	2,291
Income (loss) from operations before taxes	158	100	65
Federal income tax expense (benefit)	55	35	23
Income (loss) from operations	$103	$65	$42

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher insurance premiums due to more favorable persistency experience and higher sales across all of our product lines.
•	Higher other revenues due to the recapture in 2017 of certain long-term disability business that was originally ceded to a reinsurer.
•

Lower commissions and other expenses due to higher amortization of DAC in 2016 driven by model refinements, partially offset by higher strategic investments to enhance our customer experience and improve efficiency.

The increase in income from operations was partially offset by higher benefits due to favorable reserve refinements in 2016 in our long-term disability business and the recapture in 2017 of certain long-term disability business that was originally ceded to a reinsurer.  This increase was partially offset by favorable mortality experience and lower incidence and new claims severity in our disability business.

Comparison of 2016 to 2015

Income from operations for this segment increased due primarily to lower benefits driven by favorable experience in all product lines and favorable reserve refinements in our long-term disability business.

The increase in income from operations was partially offset primarily by the following:

•	Lower insurance premiums driven by re-pricing actions on our underperforming employer-paid life and disability business.
•	Higher commissions and other expenses due to higher amortization of DAC driven by model refinements, and higher incentive compensation as a result of production performance.

Additional Information

We expect to remain within the normal target margin range during 2018 not taking into consideration our recently announced acquisition.  For more information about our recently announced acquisition, see Note 25.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $16 million to $18 million decrease to income from operations, using the new 21% marginal corporate income tax rate.  The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.  Our 2017 total non-medical loss ratio was driven by favorable mortality experience and reserve refinements in our life business and lower incidence and new claims severity in our disability business partially offset by unfavorable disability reserve refinements.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$(1)	$2	$1
Net investment income	222	214	219
Amortization of deferred gain on
business sold through reinsurance	22	71	71
Media revenues (net)	-	-	31
Other revenues	20	14	13
Total operating revenues	263	301	335
Operating Expenses
Interest credited	65	74	80
Benefits	101	116	117
Media expenses	-	-	29
Other expenses	36	30	110
Interest and debt expense	126	115	105
Strategic digitization expense	43	8	-
Total operating expenses	371	343	441
Income (loss) from operations before taxes	(108)	(42)	(106)
Federal income tax expense (benefit)	(78)	(42)	(33)
Income (loss) from operations	$(30)	$-	$(73)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•	Lower amortization of deferred gain on business sold through reinsurance as the gain was fully amortized during 2017.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by the following:

•

More favorable federal income tax benefits due to excess tax benefits associated with stock option exercises in 2017 and the release of reserves for tax contingencies associated with a prior tax year that closed in the third quarter of 2017.

•	Higher net investment income, net of interest credited, related to higher average invested assets driven by higher distributable earnings received from our insurance segments.
•	Lower benefits due to modifying certain assumptions in 2016 on the reserves supporting our run-off disability income business.

Comparison of 2016 to 2015

Loss from operations for Other Operations decreased due primarily to the following:

•	Legal accrual releases in 2016 as compared to legal expenses in 2015.
•

Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016, and the impact of the adoption of ASU 2016-09, Improvements to Employee Shared-Based Payment Accounting.

The decrease in loss from operations was partially offset primarily by the following:

•	The effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price significantly increased during 2016 compared to decreasing during 2015.
•	Strategic digitization expense incurred during 2016 as part of our strategic digitization initiative.

Additional Information

We expect to continue making investments over the next two years as part of our strategic digitization initiative as discussed above in “Results of Consolidated Operations – Additional Information.”

During 2016 and 2015, benefits were elevated due to modifying certain assumptions on the reserves supporting our run off institutional pension business.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$174	$180	$178
Total excluded realized gain (loss)	(630)	(690)	(400)
Total realized gain (loss), pre-tax	$(456)	$(510)	$(222)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(46)	$(160)	$(55)
Gain (loss) on the mark-to-market on certain instruments (2)	(101)	(42)	81
GLB fees ceded to LNBAR and attributed fees	(252)	(243)	(239)
Indexed annuity forward-starting option	(10)	(5)	(45)
Realized gain (loss) on sale of subsidiaries/businesses (3)	-	-	(2)
Total excluded realized gain (loss), after-tax	$(409)	$(450)	$(260)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	Includes activity with LNBAR.
(3)	See Lincoln Financial Media Company in Note 3.

Comparison of 2017 to 2016

We had lower realized losses due primarily to the following:

•

A decrease in realized losses related to certain investments originating from decreased OTTI and fewer asset sales attributable to improvements of select corporate bond holdings within the energy and other commodity sectors.

•	Legal expenses in 2016 related to certain investments.

The lower realized losses were partially offset by the following:

•	Unfavorable mark-to-market changes on certain derivative instruments due to lower interest rate volatility.
•	Unfavorable mark-to-market changes between the investments supporting our Modco arrangements and the reinsurance related embedded derivatives.

Comparison of 2016 to 2015

We had higher realized losses due primarily to the following:

•	Unfavorable mark-to-market changes between the investments supporting our Modco and the reinsurance related embedded derivatives.
•	An increase in OTTI attributable to the impact of stress in commodity sectors and other individual credit risks within our corporate bond holdings.
•	Higher realized losses on certain investments originating from asset sales to reposition the investment portfolio.
•	Higher legal expenses related to certain investments.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A.  Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity and IUL net derivatives results representing the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL products.  The change in the fair value of the embedded derivative liabilities represents the amount that is credited to the indexed annuity and IUL contracts.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value on our Consolidated Balance Sheets with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

We also include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain (loss) and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2017 and 2016, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within countries and industries where recent write-downs have occurred in our assessment of the position of securities we own of similarly situated issuers.  While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio.  Once identified, strategies and procedures are developed to effectively monitor and manage these risks.  The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” above for additional information on our portfolio management strategy.

Gain (Loss) on the Mark-to-Market on Certain Instruments

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated variable interest entities (“VIEs”) represents changes in the fair values of certain derivative investments, reinsurance related embedded derivatives and trading securities.

See Note 4 for information about our consolidated VIEs.

GLB Fees Ceded to LNBAR and Attributed Fees

Our GLB fees ceded to LNBAR and attributed fees include the GLB rider fees ceded to LNBAR and the net valuation premium. See “Operating Realized Gain (Loss)” above for more information on the net valuation premium.

Indexed Annuity Forward-Starting Option

The liability for the forward-starting option reflects changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

REINSURANCE

LNL and LLANY cede insurance to other companies.  The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek life and annuity reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC net of insurance ceded.  We remain liable if our reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company and affiliate reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  For information regarding reserve financing and letter of credit (“LOC”) expenses from inter-company reinsurance agreements, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Uses of Capital – Contractual Obligations” below.

We focus on obtaining reinsurance from a diverse group of reinsurers.  We have established standards and criteria for our use and selection of reinsurers.  In order for a new reinsurer to participate in our current program, we require the reinsurer to have an A.M. Best rating of A+ or greater or an S&P rating of AA- or better and a specified RBC percentage.  If the reinsurer does not have these ratings, we generally require them to post collateral as described below; however, we may initially waive the collateral requirements based on the facts and circumstances.  In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk.  Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral.  Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

Reinsurers, including affiliated reinsurers, that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”), i.e., unauthorized reinsurers, are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit.  The three primary forms of collateral are:  (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen LOCs issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account.  Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement.  Accordingly, we require unauthorized reinsurers to post acceptable forms of collateral to support their reinsurance obligations to us.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR.  As of December 31, 2017, approximately 86%, or $5.6 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.1 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $4.3 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2017, although only $2.4 billion can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our third-party reinsurer and LNBAR, and $57 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our largest reinsurers at least annually.  We monitor all of our existing reinsurers’ financial strength ratings on a monthly basis.  We also monitor our reinsurers’ financial health, trends and commitment to the reinsurance business, statutory surplus, RBC levels, statutory earnings and fluctuations, current claims payment aging and our reinsurers’ own reinsurers.  In addition, we present at least annually information regarding our reinsurance exposures to the Finance Committee of our Board of Directors.  For more discussion of our counterparty risk with our reinsurers, see “Part I - Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

For more information about reinsurance, see Notes 9 and 13 and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A.  Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

 REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $854 million, $642 million and $1.8 billion in 2017,  2016 and 2015, respectively.  In addition, the Company received cash dividends from its subsidiaries in the amount of $640 million, $208 million and $193 million in 2017, 2016 and 2015, respectively.  When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of LLANY and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels.  We utilize the RBC ratio as a primary measure of our capital adequacy.  The RBC ratio is an important factor in the determination of our financial strength ratings.  For a discussion of RBC ratios, see “Part I – Item 1.  Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of December 31, 2017, and reported in the credit facilities table in Note 12, was approximately $2.6 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019, $260 million will expire in 2021 and $2.0 billion will expire in 2031).  Our captive reinsurance subsidiaries and LNBAR have issued long-term notes of $3.0 billion to finance a portion of the excess reserves as of December 31, 2017; of this amount, $567 million involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance subsidiaries and LNBAR,  see Note 4.    We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to the Parent Company.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.  The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for primarily our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1.  Business – Regulatory – Insurance Regulation.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC through its various committees, task forces and working groups has been evaluating the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.  For more information, see “Part I – Item 1A.  Risk Factors – Federal Regulation –   Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

Changes in equity markets may also affect our capital position.  We may decide to reallocate available capital among us and our insurance and captive reinsurance subsidiaries, which would result in different RBC ratios for us.  In addition, changes in the equity markets can affect the value of our variable annuity separate accounts.  When the market value of our separate account assets increases, the statutory surplus within us and LLANY also increases.  Contrarily, when the market value of our separate account assets decreases, the statutory surplus within us and LLANY may also decrease, which may affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY.

Financing Activities

For information on our short-term and long-term debt and our credit facilities and LOCs, see Note 12.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s Investors Service (“Moody’s”)).  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A.  Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A.  Risk Factors – Covenants and Ratings – A downgrade in our financial strength could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1.  Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where LNL, and certain of our subsidiaries, can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2017,  we had an average borrowing and lending balance of $215 million.  We had a net outstanding receivable of $441 million and (payable) of ($10) million, respectively, from (to) certain subsidiaries and affiliates resulting from loans made by subsidiaries and affiliates in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  Our borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

LNL and LLANY, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of December 31, 2017.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of December 31, 2017,  we had investments with a carrying value of $3.7 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors.”

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During 2017, our payables for collateral on derivative investments decreased by $112 million due primarily to increasing interest rates and fluctuations in equity markets that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

Divestitures

For a discussion of our divestitures, see Note 3.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our Parent Company and to repay debt.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2017, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$18,311	$34,739	$28,452	$101,009	$182,511
Short-term and long-term debt (2)	10	-	-	2,374	2,384
Reserve financing and LOC expenses (3)	55	110	106	313	584
Payables for collateral on investments (4)	3,280	-	-	-	3,280
Operating leases (5)	31	58	43	66	198
Capital leases (5)	7	142	125	28	302
Retirement and other plans (6)	11	19	18	40	88
Total	$21,705	$35,068	$28,744	$103,830	$189,347

(1)

Estimates are based on financial projections over 40 years.  New business issued, business acquired, changes to or variance from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 12 for additional information.
(3)	Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements.
(4)	Excludes collateral payable held for derivative investments. See Note 6 for additional information.
(5)	See Note 13 for additional information.
(6)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2027 and known payments under deferred compensation arrangements.  In addition to these benefit payments, we periodically fund the employees’ defined benefit plans.  The majority of contributions and benefit payments are made by LNL and LLANY with little effect on holding company cash flow.  See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $11 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2017, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,500	$2,013	$4,513
Investment commitments	609	182	323	154	1,268
Total	$609	$182	$2,823	$2,167	$5,781

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and enterprise value.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying Notes presented in “Item 8.  Financial Statements and Supplementary Data,” as well as “Item 7.  Management’s Narrative Analysis of the Results of Operations.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates.  We are exposed to interest rate risk arising from our fixed maturity securities and interest sensitive liabilities.

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our invested assets and interest credited to account values of our contract holders.  If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced.    The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk.  The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2017:

								Estimated
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate Sensitive Assets
Available-for-sale securities:
Fixed interest rate securities	$3,252	$4,044	$4,272	$4,918	$4,068	$62,353	$82,907	$90,292
Average interest rate	4.9%	5.4%	4.8%	4.5%	4.0%	4.7%	4.7%
Variable interest rate securities	$20	$28	$20	$88	$94	$2,645	$2,895	$3,048
Average interest rate	3.3%	5.2%	4.8%	6.1%	4.2%	4.4%	4.4%
Trading securities:
Fixed interest rate securities	$161	$301	$89	$33	$12	$706	$1,302	$1,478
Average interest rate	6.1%	6.9%	6.1%	4.3%	6.2%	6.2%	6.3%
Variable interest rate securities	$-	$-	$-	$-	$-	$46	$46	$55
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	6.9%	6.9%
Mortgage loans on real estate:
Commercial mortgage loans	$726	$475	$442	$818	$734	$7,467	$10,662	$10,773
Average interest rate	5.5%	4.9%	5.0%	4.6%	4.4%	4.0%	4.2%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$2,341	$2,827	$2,921	$3,424	$2,897	$22,356	$36,766	$38,160
Average interest rate (1)	4.8%	5.0%	4.5%	4.2%	3.8%	4.1%	4.3%
Debt	$-	$-	$-	$-	$-	$2,374	$2,374	$2,677
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.3%	4.3%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$2,080	$838	$43	$383	$560	$17,694	$21,598	$275
Average pay rate	1.4%	1.8%	2.4%	1.3%	2.0%	1.5%	1.5%
Average receive rate	0.9%	1.9%	2.8%	2.2%	3.5%	2.6%	2.5%
Pay fixed/receive variable	$887	$2	$326	$550	$1,074	$7,705	$10,544	$(149)
Average pay rate	2.0%	3.9%	3.8%	1.8%	2.0%	2.6%	2.4%
Average receive rate	1.5%	2.5%	1.5%	1.4%	1.4%	1.6%	1.5%
Interest rate cap corridors	$3,250	$8,250	$8,750	$8,000	$1,000	$13,500	$42,750	$6
Average buy strike rate (2)	6.8%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Average sell strike rate (2)	10.8%	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%
Forward swap curve	2.5%	2.5%	2.5%	2.6%	2.6%	2.7%	2.6%
Reverse Treasury locks:
10-year on-the-run Treasury	$260	$-	$-	$-	$-	$-	$260	$(1)
Average strike rate	2.4%	0.0%	0.0%	0.0%	0.0%	0.0%	2.4%
Forward CMT curve (3)	2.5%	0.0%	0.0%	0.0%	0.0%	0.0%	2.5%
30-year on-the-run Treasury	$800	$410	$15	$-	$-	$-	$1,225	$23
Average strike rate	2.8%	2.9%	2.9%	0.0%	0.0%	0.0%	2.9%
Forward CMT curve (3)	2.8%	2.8%	2.9%	0.0%	0.0%	0.0%	2.8%
Interest rate futures:
2-year Treasury notes	$136	$-	$-	$-	$-	$-	$136	$-
5-year Treasury notes	242	-	-	-	-	-	242	-
10-year Treasury notes	55	-	-	-	-	-	55	-
Treasury bonds	39	-	-	-	-	-	39	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the applicable 10-year or 30-year CMT forward curve.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2016:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Available-for-sale securities	$83,666	$88,066
Trading securities	1,519	1,624
Mortgage loans on real estate	9,761	9,719
Investment type insurance contracts (1)	36,684	37,786
Debt	2,829	3,019
Interest rate and foreign currency swaps	27,380	233
Interest rate cap corridors	44,375	22
Reverse Treasury locks	1,935	(18)
Interest rate futures	503	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2017, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(12)	$15
Retirement Plan Services	1	(2)
Life Insurance	12	(12)
Group Protection	1	(1)
Other Operations	-	-
Income (loss) from operations	$2	$-

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude impact of pre-investments, asset sales, calls and prepayments, new business, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate changes. This estimate used the new 21% marginal corporate income tax rate.

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and MBS in our general accounts in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.    See “Part I – Item 1A.  Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rate risks.

The following provides detail on the percentage differences between the December 31, 2017, interest rates being credited to contract holders based on the fourth quarter of 2017 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,802	$12,822	$32,809	$54,433	72.2%
Up to 0.50%	2,696	865	252	3,813	5.1%
0.51% to 1.00%	4,266	1,067	129	5,462	7.2%
1.01% to 1.50%	3,079	211	-	3,290	4.4%
1.51% to 2.00%	263	-	132	395	0.5%
2.01% to 2.50%	33	-	-	33	0.0%
2.51% to 3.00%	7	-	-	7	0.0%
3.01% or greater	1	-	-	1	0.0%
Occurring after the next twelve months (4)	1,378	-	-	1,378	1.8%
Total discretionary rate setting products	20,525	14,965	33,322	68,812	91.2%
Other contracts (5)	2,880	3,759	-	6,639	8.8%
Total account values	$23,405	$18,724	$33,322	$75,451	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	42.9%	85.7%	98.5%	79.1%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 45  basis points, 9 basis points and 1 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 107 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 12% are scheduled to reset in more than one year but not more than two years; 10% are scheduled to reset in more than two years but not more than three years; and 78% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 23 basis points in excess of average minimum guaranteed rates, and 69% of account values were already at their minimum guaranteed rates.

The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of investment portfolio yields during periods of declining interest rates.  We devote extensive effort to evaluating the risks associated with falling interest rates by simulating asset and liability cash flows for a wide range of interest rate scenarios.  We seek to manage these exposures by maintaining a suitable maturity structure and by limiting our exposure to call risk in each respective investment portfolio.

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(175) million to income (loss) from operations, using the new 21% marginal corporate income tax rate, due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and universal life insurance, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders.  The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more.  Accordingly, the earned rate on each portfolio lags behind changes in market yields.  As rates rise, the lag may be increased by slowing MBS prepayments.  The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates.  If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders.  If we credit more competitive renewal rates to limit surrenders, our spreads will narrow.  We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios.  Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by entering into interest rate cap corridor agreements.  With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances.

Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.  See Note 12 for additional information on our debt.

Derivatives

See Note 6 for information on our derivatives used to hedge our exposure to changes in interest rates.

Equity Market Risk

Equity market risk is the risk of financial loss due to changes in the value of equity securities or equity indices.  Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MNA for further discussion of the effects of equity markets on our RTM.

Fee Income

The fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values.  These fees are generally a fixed percentage of the market value of assets under management.  In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions.  Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

Equity Assets

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on and values of these equity investments are subject to somewhat greater market risk than our fixed-income investments.  These investments, however, add diversification benefits to our fixed-income investments.

Derivatives Hedging Equity Market Risk

We enter into derivative transactions to hedge our exposure to equity market risk.  Such derivatives include over-the-counter equity options, total return swaps, variance swaps, and equity futures.  See Note 6 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2017				As of December 31, 2016
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$237	$237	$24	$(24)	$266	$266
Foreign equities	9	9	1	(1)	9	9
Total equity securities	246	246	25	(25)	275	275
Real estate	11	12	1	(1)	12	13
Hedge funds	239	239	24	(24)	271	271
Private equities	1,224	1,224	122	(122)	997	997
Tax credits	31	31	3	(3)	37	37
Other equity interests	3	3	-	-	-	-
Total equity assets	$1,754	$1,755	$175	$(175)	$1,592	$1,593
Derivatives Hedging Equity
Market Risk
Call options (based on S&P 500)	$8,787	$475	$107	$(113)	$8,134	$322
Equity futures	1,689	-	(27)	26	1,394	-
Put options	9,033	(271)	(54)	76	8,499	(205)
Total return swaps	9,212	(177)	(544)	574	8,932	(172)
Variance swaps	3	(15)	2	3	4	(13)
Total derivatives hedging
equity market risk	$28,724	$12	$(516)	$566	$26,963	$(68)

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in LNC’s stock price through both LNC’s deferred and stock-based incentive compensation plans.  For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2017, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments and used the new 21% marginal corporate income tax rate.

The effect of quarterly equity market changes upon fee income and asset-based expenses is generally not fully recognized in the first quarter of the change because fee income is earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end-of-period variable account values affects fee income in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms.  We are exposed to credit risk primarily by our investments in corporate bonds and mortgage loans on real estate and through our use of derivatives.

Investments

The majority of our credit risk is concentrated in investment holdings.  Our portfolio of invested assets was $111.0 billion and $105.1 billion as of December 31, 2017 and 2016, respectively.  Of this total, $82.4 billion and $77.6 billion consisted of corporate bonds and $10.7 billion and $9.8 billion consisted of mortgage loans on real estate as of December 31, 2017 and 2016, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Derivatives

We are exposed to counterparty credit risk through our various derivative contracts.  We depend on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements.  In order to minimize the risk of default losses, we diversify our exposures among several dealers and limit the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor.  We generally limit our selection of counterparties that are obligated under these derivative contracts to those with an “A” credit rating or above.  See Note 6 for additional information on managing the credit risk of our counterparties.

We are also exposed to credit risk through the use of certain derivatives.  We buy credit default swaps to minimize our exposure to credit-related events with respect to a single entity or referenced index.  We also sell credit default swaps to offer credit protection to our contract holders and investors with respect to a single entity or referenced index.  See Note 6 for additional information on our use of credit derivatives.

Foreign Currency Exchange Risk

Foreign Currency Denominated Investments

Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.  We have foreign currency exchange risk in our non-U.S. dollar denominated investments, which primarily consist of fixed maturity securities.  The currency risk is hedged using foreign currency derivatives of the same currency as the foreign denominated security.

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities.  We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies.  For each of our fixed maturity securities denominated in a foreign currency, we use a cross currency swap to convert both the principal and interest cash flows to a U.S. dollar basis, therefore fully hedging the foreign currency exposure of the associated cash flows.  See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 6 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of

The Lincoln National Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lincoln National Life Insurance Company (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholder's equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, in 2017 the Company changed its method of accounting for goodwill impairment.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Philadelphia, Pennsylvania

March 13, 2018

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2017	2016
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2017 – $85,802; 2016 – $83,290)	$93,340	$87,866
Variable interest entities’ fixed maturity securities (amortized cost: 2017 – $0; 2016 – $200)	-	200
Equity securities (cost: 2017 – $247; 2016 – $260)	246	275
Trading securities	1,533	1,624
Mortgage loans on real estate	10,662	9,761
Real estate	11	12
Policy loans	2,379	2,429
Derivative investments	845	900
Other investments	2,006	2,034
Total investments	111,022	105,101
Cash and invested cash	947	2,057
Deferred acquisition costs and value of business acquired	8,408	9,143
Premiums and fees receivable	394	428
Accrued investment income	1,052	1,029
Reinsurance recoverables	6,515	6,810
Reinsurance related embedded derivatives	-	58
Funds withheld reinsurance assets	598	623
Goodwill	1,368	2,273
Other assets	7,349	6,132
Separate account assets	144,219	128,397
Total assets	$281,872	$262,051

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$22,063	$20,681
Other contract holder funds	79,481	78,106
Short-term debt	10	280
Long-term debt	2,374	2,549
Reinsurance related embedded derivatives	51	-
Funds withheld reinsurance liabilities	4,348	4,827
Deferred gain on business sold through reinsurance	41	67
Payables for collateral on investments	4,354	4,910
Other liabilities	6,486	6,414
Separate account liabilities	144,219	128,397
Total liabilities	263,427	246,231

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	10,713	10,696
Retained earnings	4,405	3,342
Accumulated other comprehensive income (loss)	3,327	1,782
Total stockholder’s equity	18,445	15,820
Total liabilities and stockholder’s equity	$281,872	$262,051

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Insurance premiums	$3,018	$2,579	$2,825
Fee income	5,369	5,171	4,960
Net investment income	4,760	4,631	4,611
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(18)	(141)	(75)
Portion of loss recognized in other comprehensive income	-	41	25
Net other-than-temporary impairment losses on securities recognized in earnings	(18)	(100)	(50)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(438)	(410)	(172)
Total realized gain (loss)	(456)	(510)	(222)
Amortization of deferred gain on business sold through reinsurance	18	69	69
Other revenues	439	403	440
Total revenues	13,148	12,343	12,683
Expenses
Interest credited	2,558	2,527	2,472
Benefits	4,818	4,247	4,529
Commissions and other expenses	3,967	4,005	4,109
Interest and debt expense	126	116	105
Strategic digitization expense	43	8	-
Impairment of intangibles	905	-	-
Total expenses	12,417	10,903	11,215
Income (loss) before taxes	731	1,440	1,468
Federal income tax expense (benefit)	(1,287)	267	295
Net income (loss)	2,018	1,173	1,173
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	1,547	692	(2,090)
Funded status of employee benefit plans	(2)	(1)	2
Total other comprehensive income (loss), net of tax	1,545	691	(2,088)
Comprehensive income (loss)	$3,563	$1,864	$(915)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Common Stock
Balance as of beginning-of-year	$10,696	$10,677	$10,652
Stock compensation/issued for benefit plans	17	19	25
Balance as of end-of-year	10,713	10,696	10,677

Retained Earnings
Balance as of beginning-of-year	3,342	3,118	3,066
Net income (loss)	2,018	1,173	1,173
Dividends declared	(955)	(949)	(1,121)
Balance as of end-of-year	4,405	3,342	3,118

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,782	1,091	3,179
Other comprehensive income (loss), net of tax	1,545	691	(2,088)
Balance as of end-of-year	3,327	1,782	1,091
Total stockholder’s equity as of end-of-year	$18,445	$15,820	$14,886

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$2,018	$1,173	$1,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(17)	55	(176)
Trading securities purchases, sales and maturities, net	120	165	143
Change in premiums and fees receivable	34	(49)	101
Change in accrued investment income	19	8	(18)
Change in future contract benefits and other contract holder funds	(2,062)	(2,036)	868
Change in reinsurance related assets and liabilities	1,001	542	(1,060)
Change in federal income tax accruals	(1,502)	146	170
Realized (gain) loss	456	511	222
Amortization of deferred gain on business sold through reinsurance	(18)	(69)	(69)
Change in cash management agreement	(277)	(66)	351
Impairment of intangibles	905	-	-
Other	177	262	45
Net cash provided by (used in) operating activities	854	642	1,750

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(9,887)	(10,791)	(8,858)
Sales of available-for-sale securities	1,773	3,076	1,329
Maturities of available-for-sale securities	5,790	5,290	4,265
Purchases of alternative investments	(357)	(302)	(324)
Sales and repayments of alternative investments	184	238	177
Proceeds from affiliate transfer of alternative investments	66	-	-
Issuance of mortgage loans on real estate	(2,047)	(2,127)	(1,944)
Repayment and maturities of mortgage loans on real estate	1,145	877	816
Issuance and repayment of policy loans, net	49	91	125
Net change in collateral on investments and derivatives	(374)	435	638
Proceeds from sale of subsidiary/business	-	-	75
Other	(123)	(99)	(78)
Net cash provided by (used in) investing activities	(3,781)	(3,312)	(3,779)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(290)	(250)	(4)
Issuance of long-term debt, net of issuance costs	75	-	-
Issuance (payment) of short-term debt	(270)	190	88
Proceeds from sales leaseback transaction	62	85	47
Deposits of fixed account values, including the fixed portion of variable	10,775	10,030	10,745
Withdrawals of fixed account values, including the fixed portion of variable	(5,764)	(5,449)	(6,062)
Transfers to and from separate accounts, net	(1,787)	(1,308)	(2,474)
Common stock issued for benefit plans	(29)	(22)	(14)
Dividends paid	(955)	(949)	(1,121)
Net cash provided by (used in) financing activities	1,817	2,327	1,205

Net increase (decrease) in cash and invested cash	(1,110)	(343)	(824)
Cash and invested cash as of beginning-of-year	2,057	2,400	3,224
Cash and invested cash as of end-of-year	$947	$2,057	$2,400

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana.  We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”).  We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network.  LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels.  LNL is licensed and sells its products throughout the U.S. and several U.S. territories.  See Note 21 for additional information.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”).  Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNL and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary.  We use the equity method of accounting to recognize all of our investments in limited liability partnerships.  All material inter-company accounts and transactions have been eliminated in consolidation.

Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest.  We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders.  We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Those estimates are inherently subject to change and actual results could differ from those estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are:  fair value of certain invested assets and derivatives, other-than-temporary impairment (“OTTI”) and asset valuation allowances, deferred acquisition costs (“DAC”),  value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes and the potential effects of resolving litigated matters.

Business Combinations

We use the acquisition method of accounting for all business combination transactions, and accordingly, recognize the fair values of assets acquired, liabilities assumed and any noncontrolling interests in our consolidated financial statements.  The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date.  The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk (“NPR”), which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”),

we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, except for large holdings subject to “blockage discounts” that are excluded;

•

Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•

Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.  Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult.  However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components, which are components that are actively quoted or can be validated to market-based sources.

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.

We measure the fair value of our securities classified as AFS based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices.  We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our AFS securities.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored, and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all AFS securities on any given day.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  For securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs to measure fair value.

The following summarizes our fair valuation methodologies and associated inputs, which are particular to the specified security type and are in addition to the defined standard inputs to our valuation methodologies for all of our AFS securities discussed above:

•	Corporate bonds and U.S. government bonds – We also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. government bonds.
•

Mortgage- and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

•

State and municipal bonds – We also use additional inputs that include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•

Hybrid and redeemable preferred and equity securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred and equity securities.

In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales and observations of general market movements for those security classes.  We have policies and procedures in place to review the process that is utilized by our third-party pricing service and the output that is provided to us by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service, and we perform a comparison of the pricing service output to an alternative pricing source.  We also evaluate prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.

AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, and business prospects and overall financial condition of the issuer.

For our fixed maturity AFS securities (also referred to as “debt securities”), we generally consider the following to determine whether our debt securities with unrealized losses are other-than-temporarily impaired:

•	The estimated range and average period until recovery;
•	The estimated range and average holding period to maturity;
•	Remaining payment terms of the security;
•	Current delinquencies and nonperforming assets of underlying collateral;
•	Expected future default rates;
•	Collateral value by vintage, geographic region, industry concentration or property type;
•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•	Contractual and regulatory cash obligations.

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this amount is deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholder’s Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

When assessing our intent to sell a debt security, or if it is more likely than not we will be required to sell a debt security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  Management considers the following as part of the evaluation:

•	The current economic environment and market conditions;
•	Our business strategy and current business plans;
•	The nature and type of security, including expected maturities and exposure to general credit, liquidity, market and interest rate risk;
•	Our analysis of data from financial models and other internal and industry sources to evaluate the current effectiveness of our hedging and overall risk management strategies;
•

The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of life insurance policies and annuity contracts;

•	The capital risk limits approved by management; and
•	Our current financial condition and liquidity demands.

In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying debt security.  The effective interest rate is the original yield, or the coupon if the debt security was previously impaired.  See the discussion below for additional information on the methodology and significant inputs, by security type, that we use to determine the amount of a credit loss.

To determine the recovery period of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•	Historical and implied volatility of the security;
•	Length of time and extent to which the fair value has been less than amortized cost;
•	Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;
•	Failure, if any, of the issuer of the security to make scheduled payments; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of an OTTI, the AFS security is accounted for as if it had been purchased on the measurement date of the OTTI.  Therefore, for the fixed maturity AFS security, the original discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

To determine recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•	Fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading;
•	Fundamentals of the industry in which the issuer operates;
•

Earnings multiples for the given industry or sector of an industry that the underlying issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expected cash flows of the issuer (e.g., whether the issuer has cash flows in excess of what is required to fund its operations);
•	Expectations regarding defaults and recovery rates;
•	Changes to the rating of the security by a rating agency; and
•	Additional market information (e.g., if there has been a replacement of the corporate debt security).

Each quarter we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;
•	Level of creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;
•	Susceptibility to fair value fluctuations for changes in the interest rate environment;
•	Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;
•	Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security;
•	Expectations of sale of such a security where market yields are higher than the book yields earned on a security; and
•	Susceptibility to variability of prepayments.

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the expected cash flows to amortized cost.  To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required.  Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then impairment is recognized.

We further monitor the cash flows of all of our AFS securities backed by mortgages on an ongoing basis.  We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our AFS securities backed by pools of commercial mortgages.  The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future.  These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable.  If it is not recoverable, we record an impairment of the security.

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

Alternative Investments

Alternative investments, which consist primarily of investments in limited partnerships (“LPs”), are included in other investments on our Consolidated Balance Sheets.  We account for our investments in LPs using the equity method to determine the carrying value.  Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners.  As a result, our venture capital, real estate and oil and gas portfolios are generally on a three-month delay and our hedge funds are on a one-month delay.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

Payables for Collateral on Investments

When we enter into collateralized financing transactions on our investments, a liability is recorded equal to the cash or non-cash collateral received.  This liability is included within payables for collateral on investments on our Consolidated Balance Sheets.  Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Changes in payables for collateral on investments are reflected within cash flows from investing activities on our Consolidated Statements of Cash Flows.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances.  Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate.  Premiums and discounts are amortized using the effective yield method over the life of the loan.  Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our commercial loan portfolio is comprised of long-term loans secured by existing commercial real estate.  As such, it does not exhibit risk characteristics unique to mezzanine, construction, residential, agricultural, land or other types of real estate loans.  We believe all of the loans in our portfolio share three primary risks:  borrower creditworthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods for monitoring and assessing credit risk are consistent for our entire portfolio.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.  Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses of each specific loan.  Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks.  We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles.  Where warranted, we establish or increase loss reserves for a specific loan based upon this analysis.  Our process for determining past due or delinquency status begins when a payment date is missed, at which time the borrower is contacted.  After the grace period expiration that may last up to 10 days, we send a default notice.  The default notice generally provides a short time period to cure the default.  Our policy is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent.  We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan.  We resume accruing interest once a loan complies with all of its original terms or restructured terms.  Mortgage loans deemed uncollectable are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance for losses.  All mortgage loans that are impaired have an established allowance for credit losses.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

We measure and assess the credit quality of our mortgage loans by using loan-to-value and debt-service coverage ratios.  The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage.  Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value.  Therefore, all else being equal, a lower loan-to-value ratio generally indicates a higher quality loan.  The debt-service coverage ratio compares a property’s net operating income to its debt-service payments.  Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments.  Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan.

Policy Loans

Policy loans represent loans we issue to contract holders that use the cash surrender value of their life insurance policy as collateral.  Policy loans are carried at unpaid principal balances.

Real Estate

Real estate includes both real estate held for the production of income and real estate held-for-sale.  Real estate held for the production of income is carried at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  We periodically review properties held for the production of income for impairment.  Properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.  Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale.  Real estate is not depreciated while it is classified as held-for-sale.  Also, valuation allowances for losses are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions.  All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value.  We categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.”  The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged:  as a cash flow hedge or a fair value hedge.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values.  For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

We purchase and issue financial instruments and products that contain embedded derivative instruments.  When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes.  The embedded derivative is carried at fair value with changes in fair value recognized in net income during the period of change.

We employ several different methods for determining the fair value of our derivative instruments.  The fair value of our derivative contracts are measured based on current settlement values, which are based on quoted market prices, industry standard models that are commercially available and broker quotes.  These techniques project cash flows of the derivatives using current and implied future market conditions.  We calculate the present value of the cash flows to measure the current fair market value of the derivative.

Cash and Invested Cash

Cash and invested cash is carried at cost and includes all highly liquid debt instruments purchased with an original maturity of three months or less.

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of universal life insurance (“UL”), variable universal life insurance (“VUL”), traditional life insurance, annuities and other investment contracts have been deferred (i.e., DAC) to the extent recoverable.  VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date.  Bonus credits and excess interest for dollar cost averaging contracts are considered DSI.  Contract sales charges that are collected in the early years of an insurance contract are deferred (i.e., DFEL), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.

Both DAC and VOBA amortization, excluding amounts reported in realized gain (loss), is reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  DSI amortization, excluding amounts reported in realized gain (loss), is reported in interest credited on our Consolidated Statements of Comprehensive Income (Loss).  The amortization of DFEL, excluding amounts reported in realized gain (loss), is reported within fee income on our Consolidated Statements of Comprehensive Income (Loss).  The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 30 to 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 15 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Acquisition costs for all traditional contracts, including traditional life insurance contracts, such as individual whole life, group business and term life insurance, are amortized over the expected premium-paying period that generally results in amortization less than 30 years.  Acquisition costs are either amortized on a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract.  We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as AFS and certain derivatives and embedded derivatives.  Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products.  These assumptions include, but are not limited to, capital markets, investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on our Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”).  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.

DAC, VOBA, DSI and DFEL are reviewed to ensure that the unamortized portion does not exceed the expected recoverable amounts.

Reinsurance

We enter into reinsurance agreements with other companies in the normal course of business.  Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief provided by or to other insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively, because there is a right of offset.  All other reinsurance agreements are reported on a gross basis on our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.  Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums, benefits and DAC are reported net of insurance ceded.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Prior to October 1, 2017, we performed a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units.  In Step 1 of the evaluation, if the fair value estimate of the reporting unit was greater than the carrying value, then the carrying value of the reporting unit was deemed to be recoverable, and Step 2 was not required.  If the fair value estimate was less than the carrying value, we applied Step 2 to determine the implied fair value of goodwill for the reporting unit.  If the implied fair value of the reporting unit’s goodwill was lower than its carrying amount, goodwill was impaired and written down to its fair value.

Effective with our early adoption of new accounting guidance for goodwill impairment during the fourth quarter of 2017, as discussed in Note 2, we perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable.  If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  The results of one goodwill impairment test on one reporting unit cannot subsidize the results of another reporting unit.

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issuance costs associated with line-of-credit arrangements, assets under capital leases, guaranteed living benefit (“GLB”) reserves embedded derivatives, other prepaid expenses and deferred losses on business sold through reinsurance.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, obligations under capital leases and other accrued expenses.

Other assets and other liabilities on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value, which may be reported in either other assets or other liabilities.  The fair value of these items represents approximate exit price including an estimate for our NPR.  Certain of these features have elements of both insurance benefits and embedded derivatives.  Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits.  We classify these GLB reserves embedded derivatives in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”  We report the insurance portion of the reserves in future contract benefits.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years.

Property and equipment owned for company use is carried at cost less allowances for depreciation.  Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment.  Certain assets on our Consolidated Balance Sheets are related to capital leases.  These assets under capital leases are depreciated in a manner consistent with our current depreciation policy for owned assets.  We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held-for-use until they are disposed.  Long-lived assets to be sold are classified as held-for-sale and are no longer depreciated.  Certain criteria have to be met in order for the long-lived asset to be classified as held-for-sale, including that a sale is probable and expected to occur within one year.  Long-lived assets classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.

We completed reinsurance transactions in 2012 and 2014 whereby we ceded closed blocks of UL contracts with secondary guarantees to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned subsidiary of LNC.  We are recognizing the losses related to these transactions over a period of 30 years.

Separate Account Assets and Liabilities

We maintain separate account assets, which are reported at fair value.  The related liabilities are reported at an amount equivalent to the separate account assets.  Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities).  We also issue variable annuity and life contracts through separate accounts that may include various types of guaranteed death benefit (“GDB”), guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features.  The GDB features include those where we contractually guarantee to the contract holder either:  return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80.  The highest contract value is increased by purchase payments and is decreased by withdrawals subsequent to that anniversary date in the same proportion that withdrawals reduce the contract value.

As discussed in Note 6, certain features of these guarantees are accounted for as embedded derivative reserves, whereas other guarantees are accounted for as benefit reserves.  Other guarantees contain characteristics of both and are accounted for under an approach that calculates the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves.  The net impact of these changes is reported as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Future Contract Benefits and Other Contract Holder Funds

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.  Other contract holder funds represent liabilities for fixed account values, including the fixed portion of variable, dividends payable, premium deposit funds, undistributed earnings on participating business and other contract holder funds as well the carrying value of DFEL discussed above.

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges.  The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue.  Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue.  The investment yield assumptions for immediate and deferred paid-up annuities range from 1.25% to 12.75%.  These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

The liabilities for future claim reserves for variable annuity products containing GDB features are calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest on the liability.  The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest.  As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked, that is, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception.  The revised benefit ratio is then applied to the liability calculation described above, with the resulting change in liability reported in benefits on our Consolidated Statements of Comprehensive Income (Loss).

With respect to our future contract benefits and other contract holder funds, we continually review overall reserve position, reserving techniques and reinsurance arrangements.  As experience develops and new information becomes known, liabilities are adjusted as deemed necessary.  The effects of changes in estimates are included in the operating results for the period in which such changes occur.

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2017 and 2016, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $57 million, $59 million and $67 million for the years ended December 31, 2017,  2016 and 2015, respectively.

Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest.  If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.  The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Certain of our variable annuity contracts reported within future contract benefits contain GLB reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities, and include guaranteed interest and similar contracts, that are carried at fair value on our Consolidated Balance Sheets, which represents approximate exit price including an estimate for our NPR.  Certain of these features have elements of both insurance benefits and embedded derivatives.  Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits.  We classify these GLB reserves embedded derivatives items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”  We report the insurance portion of the reserves in future contract benefits.

The fair value of our indexed annuity contracts is based on their approximate surrender values.

Borrowed Funds

LNL’s short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less.  Long-term borrowings have contractual or expected maturities greater than one year.

Deferred Gain on Business Sold Through Reinsurance

Our reinsurance operations were acquired by Swiss Re Life & Health America, Inc. (“Swiss Re”) in December 2001 through a series of indemnity reinsurance transactions.  We recognized the gain related to these transactions over the period over which the majority of the earnings were expected to emerge, and the deferred gain was fully amortized in 2017.

We completed a reinsurance transaction in 2009 whereby we assumed a closed block of term contracts from First Penn-Pacific Life Insurance Company, a wholly-owned subsidiary of LNC.  We are recognizing the gain related to this transaction over a period of 15 years.

We completed reinsurance transactions in 2012 and 2013 whereby we ceded a closed block of UL contracts with secondary guarantees to LNBAR.  We are recognizing the gains related to these transactions over a period of 30 years.

Contingencies and Commitments

Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consist of asset-based fees, cost of insurance charges, percent of premium charges, contract administration charges and surrender charges that are assessed against contract holder account balances.  Investment products consist primarily of individual and group variable and fixed deferred annuities.  Interest-sensitive life insurance products include UL insurance, VUL insurance and other interest-sensitive life insurance policies.  These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within fee income on our Consolidated Statements of Comprehensive Income (Loss).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees.  Asset-based fees, cost of insurance and contract administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.  Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned.  Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited.  Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms.

For investment and interest-sensitive life insurance contracts, the amounts collected from contract holders are considered deposits and are not included in revenue.

Insurance Premiums

Our insurance premiums for traditional life insurance and group insurance products are recognized as revenue when due from the contract holder.  Our traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies.  Our group non-medical insurance products consist primarily of term life, disability and dental.

Net Investment Income

Dividends and interest income, recorded in net investment income, are recognized when earned.  Amortization of premiums and accretion of discounts on investments in debt securities are reflected in net investment income over the contractual terms of the investments in a manner that produces a constant effective yield.

For CLOs and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for OTTI of investments, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments, proceeds from reinsurance recaptures and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in our general account during 2015 through 2017 ranged from 1% to 10%.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances.  Benefits also include the change in reserves for life insurance products with secondary guarantee benefits, annuity products with guaranteed death and living benefits and certain annuities with life contingencies.  For traditional life, group health and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Strategic Digitization Expense

Strategic digitization expense consists primarily of costs related to our enterprise-wide digitization initiative.

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees and agents under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses.  The mortality assumption is based on actual and anticipated plan experience, determined using acceptable actuarial methods.  We use assumptions for the weighted-average discount rate and expected return on plan assets to estimate pension expense.  The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans.  The expected long-term rate of return on plan assets is based on historical and projected future rates of return on the funds invested in the plan.  The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate.

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date LNC’s Board of Directors approves stock awards, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholder’s equity.  We apply an estimated forfeiture rate to our accrual of compensation cost. We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period.  Stock-based compensation expense is reflected in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Interest and Debt Expense

Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.  In addition, gains or losses related to certain derivative instruments associated with debt are recognized in interest and debt expense during the period of the change.

Income Taxes

We file a U.S.  consolidated income tax return with LNC and its eligible subsidiaries.  Ineligible subsidiaries file separate individual corporate tax returns.  Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes.  A valuation allowance is recorded to the extent required.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.

Discontinued Operations

The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in income (loss) from discontinued operations, net of federal income taxes, if the disposal represents a strategic shift that has, or will have, a major effect on our consolidated financial condition and results of operations.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our financial statements:

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

These amendments require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid-in capital in the equity section of the balance sheet.  The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting.  Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur.  Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption.  Early adoption is permitted; however, all amendments must be adopted in the same period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

		Early adopted as of October 1, 2016	We recognized an income tax benefit of $4 million in federal income tax expense (benefit) in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

The amendments clarify that a change in the counterparty to a derivative instrument identified in a hedging relationship in and of itself does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  We adopted the guidance in this ASU prospectively.

		January 1, 2017	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2016-06, Contingent Put and Call Options in Debt Instruments

The amendments clarify the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  Upon adoption of this ASU, entities will be required to assess embedded call and put options solely in accordance with the four-step decision sequence that was developed by the FASB Derivatives Implementation Group.  We adopted this ASU using a modified retrospective basis applied to existing debt instruments.

		January 1, 2017	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2017-04, Simplifying the Test for Goodwill Impairment

These amendments eliminate the requirement in current GAAP to perform Step 2 of the goodwill impairment test in favor of only applying a quantitative test (referred to in previous guidance as Step 1).  As part of the quantitative test, the fair value of the reporting unit is compared with its carrying value, and an impairment charge is recognized when the carrying value exceeds the reporting unit’s fair value.  An entity still has the option to first perform a qualitative assessment of an individual reporting unit to determine if the quantitative assessment is necessary.  ASU 2017-04 should be adopted prospectively, and early adoption is permitted on impairment testing dates after January 1, 2017.

Early adopted as of our October 1, 2017 goodwill impairment measurement date. There were no impairment indicators during the first three quarters of 2017.

We recognized a goodwill impairment of $905 million during the fourth quarter of 2017 related to our Life Insurance segment reported in the impairment of intangibles line item on our Consolidated Statements of Comprehensive Income (Loss).  For more information regarding our goodwill impairment, see Note 10.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services.  The amendments define a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Although these amendments will supersede nearly all existing revenue recognition guidance under GAAP, ASU 2014-09 will not amend the accounting for insurance and investment contracts recognized in accordance with ASC Topic 944, Financial Services – Insurance, leases, financial instruments and guarantees.  Retrospective, or modified retrospective, application is required.

January 1, 2018

Our revenue within the scope of this standard primarily includes commissions and advisory fees earned by our broker dealer operation.  We will adopt this ASU using the modified retrospective method.  The adoption of ASU 2014-09 will not have a material impact on our consolidated financial condition or results of operations.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income in the period of the change in fair value.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments will be adopted in the financial statements through a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  Financial statement disclosures will be updated prospectively.

January 1, 2018

The current carrying value of our equity securities within the scope of ASU 2016-01 is $110 million. Upon adoption, we will prospectively recognize the change in fair value of these equity securities in current period earnings. The cumulative effective adjustment of adopting ASU 2016-01 will not have a material impact on our consolidated financial condition.

ASU 2016-02, Leases

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance sheet as a right-of-use asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the right-of-use asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

January 1, 2019

We continue to gather information to determine our leases that are within the scope of this standard. We do not expect there to be a significant difference in our pattern of lease expense recognition under this ASU.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

These amendments clarify the implementation guidance on principal versus agent considerations in ASU 2014-09, including how an entity should identify the unit of accounting for the principal versus agent evaluation.  In addition, the amendments clarify how to apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the good or service is transferred to the customer.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	See comments under ASU 2014-09 for more information.
ASU 2016-10, Identifying Performance Obligations and Licensing

These amendments clarify, among other things, the accounting guidance in ASU 2014-09 regarding how an entity will determine whether promised goods or services are separately identifiable, which is an important consideration in determining whether to account for goods or services as a separate performance obligation.   Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	See comments under ASU 2014-09 for more information.
ASU 2016-12, Narrow Scope Improvements and Practical Expedients

The standard update amends the revenue recognition guidance in ASU 2014-09 related to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under current GAAP.  The amendments also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	See comments under ASU 2014-09 for more information.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

These amendments adopt a new model to measure and recognize credit losses for most financial assets.  The method used to measure estimated credit losses for AFS debt securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those debt securities.  The amendments will permit entities to recognize improvements in credit loss estimates on AFS debt securities by reducing the allowance account immediately through earnings.  The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective.  Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations, with a primary focus on our fixed maturity securities, mortgage loans and reinsurance recoverables.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

These amendments clarify the classification of eight specific cash flow issues in an entity’s statement of cash flows where it was determined by the FASB that there is diversity in practice.  Early adoption of the amendments is permitted, and retrospective transition is required for each period presented in the statement of cash flows.

		January 1, 2018	We will amend classifications in our Consolidated Statements of Cash Flows upon adoption of this ASU.
ASU 2016-16, Intra-Entity Asset Transfers Other Than Inventory

This amendment requires an entity to recognize current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs, thereby eliminating the current GAAP exception that prohibits the recognition of income taxes until the asset has been sold to an outside party.  Early adoption is permitted as of the beginning of the annual reporting period for which financial statements have not been issued.

		January 1, 2018	This amendment is not expected to have a material impact on our consolidated financial condition or results of operations.
ASU 2016-18, Restricted Cash

This amendment requires that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  Early adoption is permitted using a retrospective transition method applied to each period presented.

		January 1, 2018	We will provide these additional disclosures in our Consolidated Statements of Cash Flows upon the adoption date as applicable.
ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

These amendments clarify 13 issues related to the adoption of ASU 2014-09.  The most significant issue of these amendments for us is the clarification that all contracts within the scope of Topic 944 are excluded from the scope of ASU 2014-09, rather than just insurance contracts as described in ASU 2014-09.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	See comments under ASU 2014-09 for more information.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

These amendments require that an entity report the service cost component of employee pension and postretirement benefit plans in the same line item as other compensation costs from services rendered by the applicable employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  ASU 2017-07 requires retrospective adoption related to the presentation of net periodic pension cost and postretirement benefit cost.

		January 1, 2018	The adoption of this ASU will not have an effect on our consolidated financial condition or results of operations.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

These amendments require an entity to shorten the amortization period for certain callable debt securities held at a premium so that the premium is amortized to the earliest call date.  Early adoption is permitted, and the ASU requires adoption under a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of retained earnings.

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition or results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting

These amendments provide guidance when changes to the terms or conditions of a share-based payment award would require modification accounting.  An entity should account for the effects of a modification unless the following are the same immediately before and after the modification:  (a) the fair value of the award, (b) the vesting conditions of the award and (c) the classification of the award as an equity instrument or a liability instrument.  These amendments are to be applied prospectively to awards modified on or after the effective date.  Early adoption is permitted.

		January 1, 2018	The impacts of adopting this standard are prospective. The adoption of this ASU will not impact our consolidated financial condition or results of operations.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities

These amendments change both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments retain the threshold of highly effective for hedging relationships, remove the requirement to bifurcate between the portions of the hedging relationship that are effective and ineffective, record hedge item and hedging instrument results in the same financial statement line item, require quantitative assessment initially for all hedging relationships unless the hedging relationship meets the definition of either the shortcut method or critical terms match method and allow the contractual specified index rate to be designated as the hedged risk in a cash flow hedge of interest rate risk of a variable rate financial instrument.  These amendments also eliminate the benchmark interest rate concept for variable rate instruments.  Early adoption is permitted.

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition or results of operations.
ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments allow a reclassification from AOCI to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Tax Act”) of 2017.  An entity that elects to reclassify these amounts must reclassify the stranded tax effects related to the change in the federal corporate income tax rate for all items accounted for in OCI.  Additional disclosures will be required for entities that elect to reclassify stranded tax effects.  The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and early adoption is permitted.  An entity that elects to early adopt in an annual or interim period after the period of enactment can choose to apply the ASU retrospective to each period impacted or in the period of adoption.

		January 1, 2018	Upon adoption of this ASU, we will reclassify approximately $600 million of stranded tax effects resulting from the new federal income rate from AOCI to retained earnings.

3.  Dispositions

Lincoln Financial Media Company

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company to Entercom Communications Corp.  (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.    During 2015, we recognized a loss of $2 million, after-tax, reflected within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) related to finalizing the transaction.

4.  Variable Interest Entities

Consolidated VIEs

Credit-Linked Notes

We invested in the Class 1 notes of a credit-linked note (“CLN”) structure, which represented a special purpose trust combining ABS with credit default swaps to produce multi-class structured securities.

Because the note holders did not have voting rights or similar rights, we determined that the entity issuing the CLN was a VIE, and as a note holder, our interest represented a variable interest.  We had the power to direct the most significant activity affecting the performance of the CLN structure and we had the ability to actively manage the reference portfolios underlying the credit default swaps.  We concluded that we were the primary beneficiary of the VIE associated with the CLN.

As of March 2017, our $200 million CLN matured ending our exposure to this VIE.  We no longer reflect the assets and liabilities associated with this VIE on our Consolidated Balance Sheets or recognize the results of operations of this VIE on our Consolidated Statements of Comprehensive Income (Loss).

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2017			As of December 31, 2016
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$-	N/A	$-	$200
Credit default swaps	-	-	-	1	200	-
Total assets	-	$-	$-	1	$200	$200

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon our review of our VIE AFS fixed maturity security for OTTI, there was no impairment prior to maturity in March 2017.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2017	2016
Non-Qualifying Hedges
Credit default swaps	$-	$4
Contingent forwards	-	-
Total non-qualifying hedges (1)	$-	$4

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Reinsurance Related Notes

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  As of December 31, 2017, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our RMBS, CMBS, CLOs and CDOs.  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets.  For information about these structured securities, see Note 5.

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs.  We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs.  Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.4 billion and $1.3  billion as of December 31, 2017 and 2016, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $31  million and $37 million as of December 31, 2017 and 2016, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $3 million for the years ended December 31, 2017 and 2016.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2017.

5.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$74,921	$6,573	$341	$(7)	$81,160
ABS	882	51	6	(26)	953
U.S. government bonds	497	37	1	-	533
Foreign government bonds	391	55	-	-	446
RMBS	3,125	148	36	(21)	3,258
CMBS	589	10	2	(2)	599
CLOs	803	2	2	(5)	808
State and municipal bonds	4,033	932	6	-	4,959
Hybrid and redeemable preferred securities	561	85	22	-	624
Total fixed maturity securities	85,802	7,893	416	(61)	93,340
Equity securities	247	16	17	-	246
Total AFS securities	$86,049	$7,909	$433	$(61)	$93,586

	As of December 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$72,706	$4,583	$931	$(5)	$76,363
ABS	1,016	39	13	(12)	1,054
U.S. government bonds	345	34	2	-	377
Foreign government bonds	445	57	1	-	501
RMBS	3,316	141	65	(5)	3,397
CMBS	341	8	4	(1)	346
CLOs	742	1	3	(4)	744
State and municipal bonds	3,811	703	19	-	4,495
Hybrid and redeemable preferred securities	568	68	47	-	589
VIEs’ fixed maturity securities	200	-	-	-	200
Total fixed maturity securities	83,490	5,634	1,085	(27)	88,066
Equity securities	260	18	3	-	275
Total AFS securities	$83,750	$5,652	$1,088	$(27)	$88,341

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2017, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,268	$3,305
Due after one year through five years	17,472	18,099
Due after five years through ten years	17,059	17,708
Due after ten years	42,604	48,610
Subtotal	80,403	87,722
Structured securities (ABS, MBS, CLOs)	5,399	5,618
Total fixed maturity AFS securities	$85,802	$93,340

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,726	$67	$4,706	$276	$9,432	$343
ABS	56	-	143	15	199	15
U.S. government bonds	156	-	19	1	175	1
RMBS	277	4	599	33	876	37
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	33	-	89	5	122	5
Hybrid and redeemable
preferred securities	20	-	124	22	144	22
Total fixed maturity securities	5,662	73	5,812	355	11,474	428
Equity securities	22	14	8	3	30	17
Total AFS securities	$5,684	$87	$5,820	$358	$11,504	$445

Total number of AFS securities in an unrealized loss position						1,095

	As of December 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,099	$542	$3,117	$390	$18,216	$932
ABS	201	5	281	23	482	28
U.S. government bonds	18	2	-	-	18	2
Foreign government bonds	29	1	-	-	29	1
RMBS	876	50	374	22	1,250	72
CMBS	187	4	18	2	205	6
CLOs	259	3	25	-	284	3
State and municipal bonds	208	11	47	8	255	19
Hybrid and redeemable
preferred securities	75	3	142	44	217	47
Total fixed maturity securities	16,952	621	4,004	489	20,956	1,110
Equity securities	4	2	44	2	48	4
Total AFS securities	$16,956	$623	$4,048	$491	$21,004	$1,114

Total number of AFS securities in an unrealized loss position						1,692

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	12	6	-	7
Twelve months or greater	209	77	10	49
Total	$379	$141	$11	86

	As of December 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$164	$49	$2	19
Nine months or greater, but less than twelve months	1	1	-	2
Twelve months or greater	358	166	10	62
Total	$523	$216	$12	83

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased $669 million for the year ended December 31, 2017.  As discussed further below, we believe the unrealized loss position as of December 31, 2017, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2017, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2017, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of December 31, 2017, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2017, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$411	$363	$360
Increases attributable to:
Credit losses on securities for which an OTTI
was not previously recognized	13	83	19
Credit losses on securities for which an OTTI
was previously recognized	7	16	15
Decreases attributable to:
Securities sold, paid down or matured	(73)	(51)	(31)
Balance as of end-of-year	$358	$411	$363

During 2017,  2016 and 2015, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•	Failure of the issuer of the security to make scheduled payments;
•	Deterioration of creditworthiness of the issuer;
•	Deterioration of conditions specifically related to the security;
•	Deterioration of fundamentals of the industry in which the issuer operates; and
•	Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on AFS securities.

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2017
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$17	$7	$24	$31
ABS	173	26	199	102
RMBS	245	21	266	178
CMBS	13	2	15	39
CLOs	11	5	16	5
State and municipal bonds	-	-	-	3
Total	$459	$61	$520	$358

	As of December 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$80	$5	$85	$77
ABS	201	12	213	106
RMBS	310	6	316	183
CMBS	29	1	30	37
CLOs	11	3	14	5
State and municipal bonds	2	-	2	3
Total	$633	$27	$660	$411

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2017	2016
Fixed maturity securities:
Corporate bonds	$1,250	$1,275
ABS	15	19
U.S. government bonds	115	164
Foreign government bonds	23	23
RMBS	85	95
CMBS	2	2
CLOs	3	6
State and municipal bonds	17	17
Hybrid and redeemable preferred securities	23	23
Total trading securities	$1,533	$1,624

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2017,  2016 and 2015,  was $8  million, $(3) million and $(96)  million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 21% and 20%, respectively, and Texas, which accounted for 12% and 11%, respectively, of mortgage loans on real estate as of December 31, 2017 and 2016.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2017	2016
Current	$10,662	$9,762
60 to 90 days past due	-	-
Greater than 90 days past due	3	-
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Unamortized premium (discount)	-	1
Total carrying value	$10,662	$9,761

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2017	2016
Number of impaired mortgage loans on real estate	3	2

Principal balance of impaired mortgage loans on real estate	$11	$7
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Carrying value of impaired mortgage loans on real estate	$8	$5

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$2	$2	$3
Additions	1	-	-
Charge-offs, net of recoveries	-	-	(1)
Balance as of end-of-year	$3	$2	$2

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Average carrying value for impaired
mortgage loans on real estate	$6	$6	$17
Interest income recognized on impaired
mortgage loans on real estate	-	-	1
Interest income collected on impaired
mortgage loans on real estate	-	-	1

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of December 31, 2017			As of December 31, 2016
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$9,563	89.7%	2.27	$8,604	88.1%	2.16
65% to 74%	1,000	9.4%	1.94	1,009	10.3%	1.87
75% to 100%	91	0.8%	0.97	143	1.5%	0.86
Greater than 100%	8	0.1%	0.82	5	0.1%	1.04
Total mortgage loans on real estate	$10,662	100.0%		$9,761	100.0%

Alternative Investments

As of December 31, 2017 and 2016, alternative investments included investments in 221 and 202 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities	$4,048	$4,019	$3,981
Equity AFS securities	12	11	9
Trading securities	88	94	102
Mortgage loans on real estate	433	413	385
Real estate	1	1	1
Policy loans	134	139	150
Invested cash	11	12	3
Commercial mortgage loan prepayment
and bond make-whole premiums	138	115	98
Alternative investments	165	75	88
Consent fees	6	5	5
Other investments	5	4	6
Investment income	5,041	4,888	4,828
Investment expense	(281)	(257)	(217)
Net investment income	$4,760	$4,631	$4,611

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$17	$65	$41
Gross losses	(63)	(227)	(94)
Equity AFS securities:
Gross gains	6	8	3
Gross losses	-	(1)	-
Gain (loss) on other investments	(10)	(62)	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(21)	(24)	(26)
Total realized gain (loss) related to certain investments, pre-tax	$(71)	$(241)	$(83)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(13)	$(80)	$(42)
ABS	(2)	(5)	(6)
RMBS	(2)	(10)	(7)
CMBS	(2)	(1)	(1)
State and municipal bonds	(1)	(3)	-
Total fixed maturity securities	(20)	(99)	(56)
Equity securities	-	(1)	-
Gross OTTI recognized in net income (loss)	(20)	(100)	(56)
Associated amortization of DAC, VOBA, DSI and DFEL	2	-	6
Net OTTI recognized in net income (loss), pre-tax	$(18)	$(100)	$(50)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$53	$29
Change in DAC, VOBA, DSI and DFEL	-	(12)	(4)
Net portion of OTTI recognized in OCI, pre-tax	$-	$41	$25

Determination of Credit Losses on Corporate Bonds and ABS

As of December 31, 2017 and 2016, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2017 and 2016, 96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2017 and 2016, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.4 billion and $3.7 billion, respectively, and a fair value of $3.4 billion and $3.6 billion, respectively.  As of December 31, 2017 and 2016, 98% and 96%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of December 31, 2017 and 2016, the portion of our ABS portfolio rated below investment grade had an amortized cost of $43 million and $87 million, respectively, and a fair value of $41 million and $73 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2017 and 2016, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of December 31, 2017 and 2016, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% severity with higher severity assumed for investor properties and further adjusted by housing price assumptions.  With the default rate timing curve and loan-level loss severity, we derive the future expected credit losses.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$701	$701	$813	$813
Securities pledged under securities lending agreements (2)	222	213	217	209
Securities pledged under repurchase agreements (3)	531	554	530	555
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,900	4,235	3,350	4,947
Total payables for collateral on investments	$4,354	$5,703	$4,910	$6,524

(1)

We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 6 for additional information.

(2)

Our pledged securities under securities lending agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively.  We value collateral daily and obtain additional collateral when deemed appropriate.  The cash received in our securities lending program is typically invested in cash and invested cash or fixed maturity AFS securities.

(3)

Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We obtain collateral in an amount equal to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

(4)

Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Collateral payable for derivative investments	$(112)	$(481)	$(283)
Securities pledged under securities lending agreements	5	(25)	38
Securities pledged under repurchase agreements	1	(144)	69
Investments pledged for FHLBI	(450)	995	430
Total increase (decrease) in payables for collateral on investments	$(556)	$345	$254

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$281	$150	$531
Total	-	100	281	150	531
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$281	$150	$753

	As of December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$384	$146	$530
Total	-	-	384	146	530
Securities Lending
Corporate bonds	212	-	-	-	212
Foreign government bonds	5	-	-	-	5
Total	217	-	-	-	217
Total gross secured borrowings	$217	$-	$384	$146	$747

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  As of December 31, 2017, the fair value of all collateral received that we are permitted to sell or re-pledge was $175  million.  As of December 31, 2017, we have re-pledged $174 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of December 31, 2017, our investment commitments were $1.3 billion, which included $752 million of LPs, $196 million of private placement securities and $320 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2017 and 2016, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.2 billion and $1.5 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $930  million and $1.1 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

As of December 31, 2017 and 2016, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $14.3 billion and $13.0 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio, and our investments in securities in the utilities industry with a fair value of $13.8 billion and $12.8 billion, respectively, or 12%  of our invested assets portfolio.  These concentrations include both AFS and trading securities.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in our exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

Derivative activities are monitored by various management committees.  The committees are responsible for overseeing the implementation of various hedging strategies that are developed through the analysis of financial simulation models and other internal and industry sources.  The resulting hedging strategies are incorporated into our overall risk management strategies.

See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.  See Note 20 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchases of certain assets.

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for certain life insurance products and annuity contracts.  Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate.  For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate.  The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate.  There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.

Interest Rate Futures

We use interest rate futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products.

We also use interest rate swap agreements designated and qualifying as cash flow hedges to hedge the interest rate risk of floating-rate bond coupon payments by replicating a fixed-rate bond.

Finally, we use interest rate swap agreements designated and qualifying as fair value hedges to hedge against changes in the fair value of certain fixed maturity securities due to interest rate risks.

Reverse Treasury Locks

We use reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the anticipated purchase of fixed-rate securities.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

Foreign Currency Contracts

We use derivative instruments as part of our foreign currency risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Currency Futures

We use currency futures to hedge foreign exchange risk associated with certain options in variable annuity products.  Currency futures exchange one currency for another at a specified date in the future at a specified exchange rate.

Foreign Currency Swaps

We use foreign currency swaps designated and qualifying as cash flow hedges, to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.  A foreign currency swap is a contractual agreement to exchange one currency for another at specified dates in the future at a specified exchange rate.

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500 Index®

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index® (“S&P 500”).  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed-rate determined as of inception.

Equity Futures

We use equity futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products.  Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity products.

In addition, we use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost whose payoff is the difference between the realized variance rate of an underlying index and the fixed variance rate determined as of inception of the contract.

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps – Buying Protection

We use credit default swaps to hedge the liability exposure on certain options in variable annuity products.

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Credit Default Swaps – Selling Protection

We use credit default swaps to hedge the liability exposure on certain options in variable annuity products.

We sell credit default swaps to offer credit protection to contract holders and investors.  The credit default swaps hedge the contract holders and investors against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows the investor to put the bond back to us at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We are exposed to risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with GWB and GIB features.  These GLB features are reinsured among various reinsurance counterparties on either a Modco or coinsurance basis.  We cede a portion of the GLB features to LNBAR on a funds withheld modified coinsurance basis.  The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risk. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors.  The hedge positions are rebalanced based upon changes in these factors as needed.  While we actively manage the hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each GLB feature.

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2017			As of December 31, 2016
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,544	$45	$16	$2,089	$68	$77
Foreign currency contracts (1)	1,804	79	79	1,177	153	10
Total cash flow hedges	3,348	124	95	3,266	221	87
Fair value hedges:
Interest rate contracts (1)	563	-	174	637	-	182
Non-Qualifying Hedges
Interest rate contracts (1)	72,937	657	127	70,290	985	701
Foreign currency contracts (1)	22	-	-	14	-	-
Equity market contracts (1)	30,918	562	557	28,142	542	616
Credit contracts (1)	52	-	-	66	-	-
Embedded derivatives:
GLB direct (2) (3)	-	903	-	-	-	371
GLB ceded (2) (3)	-	51	954	-	371	-
Reinsurance related (4)	-	-	51	-	58	-
Indexed annuity and IUL contracts (2) (5)	-	11	1,418	-	-	1,139
Total derivative instruments	$107,840	$2,308	$3,376	$102,415	$2,177	$3,096

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

Beginning in the first quarter 2017, consistent with changes enacted by the Chicago Mercantile Exchange (“CME”), the Company offset the variation margin payments with the derivative balances that are cleared through CME.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2017
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$7,748	$20,953	$31,378	$14,965	$-	$75,044
Foreign currency contracts (2)	22	247	423	1,090	44	1,826
Equity market contracts	18,746	9,520	485	15	2,152	30,918
Credit contracts	-	52	-	-	-	52
Total derivative instruments
with notional amounts	$26,516	$30,772	$32,286	$16,070	$2,196	$107,840

(1)	As of December 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 2047.
(2)	As of December 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$93	$157	$127
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	43	(165)	(202)
Foreign currency contracts	20	(10)	17
Change in foreign currency exchange rate adjustment	(137)	96	48
Change in DAC, VOBA, DSI and DFEL	1	2	3
Income tax benefit (expense)	26	27	46
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	4	5	(190)
Interest rate contracts (2)	-	1	-
Foreign currency contracts (1)	18	11	6
Foreign currency contracts (2)	9	7	-
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(2)	2
Income tax benefit (expense)	(10)	(8)	64
Balance as of end-of-period	$27	$93	$157

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4	$5	$8
Interest rate contracts (2)	-	1	-
Foreign currency contracts (1)	18	11	6
Foreign currency contracts (2)	9	7	-
Total cash flow hedges	31	24	14
Fair value hedges:
Interest rate contracts (1)	(23)	(28)	(30)
Interest rate contracts (2)	7	16	(198)
Total fair value hedges	(16)	(12)	(228)
Non-Qualifying Hedges
Interest rate contracts (2)	103	181	304
Foreign currency contracts (2)	-	(14)	(11)
Equity market contracts (2)	(1,427)	(1,253)	(118)
Equity market contracts (3)	28	12	1
Credit contracts (2)	1	(5)	(6)
Embedded derivatives:
Reinsurance related (2)	(141)	(57)	221
Indexed annuity and IUL contracts (2)	(400)	(120)	(57)
Total derivative instruments	$(1,821)	$(1,244)	$120

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Offset to net investment income	$22	16	14
Offset to realized gain (loss)	9	8	-

As of December 31, 2017,  $28 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2017 and 2016, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of December 31, 2017
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2022	(3)	(4)	BBB+	1	$1	$52
					1	$1	$52

As of December 31, 2016
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Single name credit default swaps	3/20/2017 (5)	(6)	(4)	BBB+	2	-	40
					2	$-	$40

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody's, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(6)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2017	2016
Maximum potential payout	$52	$40
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$52	$40

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held.  As of December 31, 2017, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2017, and December 31, 2016, our exposure was zero and $5 million, respectively.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2017		As of December 31, 2016
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$116	$(1)	$53	$(32)
A+	178	(453)	10	(217)
A	170	(48)	394	(335)
A-	237	-	67	-
BBB+	-	(4)	289	-
	$701	$(506)	$813	$(584)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,082	$965	$2,047
Gross amounts offset	(237)	-	(237)
Net amount of assets	845	965	1,810
Gross amounts not offset:
Cash collateral	(701)	-	(701)
Net amount	$144	$965	$1,109

Financial Liabilities
Gross amount of recognized liabilities	$1,037	$2,423	$3,460
Gross amounts offset	(261)	-	(261)
Net amount of liabilities	776	2,423	3,199
Gross amounts not offset:
Cash collateral	(506)	-	(506)
Net amount	$270	$2,423	$2,693

	As of December 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,211	$429	$1,640
Gross amounts offset	(311)	-	(311)
Net amount of assets	900	429	1,329
Gross amounts not offset:
Cash collateral	(813)	-	(813)
Net amount	$87	$429	$516

Financial Liabilities
Gross amount of recognized liabilities	$1,274	$1,510	$2,784
Gross amounts offset	(536)	-	(536)
Net amount of liabilities	738	1,510	2,248
Gross amounts not offset:
Cash collateral	(584)	-	(584)
Net amount	$154	$1,510	$1,664

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Current	$118	$25	$71
Deferred	(1,405)	242	224
Federal income tax expense (benefit)	$(1,287)	$267	$295

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Tax rate times pre-tax income	$256	$504	$514
Effect of:
Tax-preferred investment income	(280)	(196)	(192)
Tax credits	(29)	(28)	(26)
Change in uncertain tax positions	(17)	(11)	1
Excess tax benefits from share-based
compensation	(8)	(4)	-
Goodwill impairment	316	-	-
Deferred tax impact from the Tax Cuts
and Jobs Act	(1,526)	-	-
Other items	1	2	(2)
Federal income tax expense (benefit)	$(1,287)	$267	$295
Effective tax rate	-176%	19%	20%

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss).  The tax-preferred investment income relates primarily to the separate account dividends-received deduction.  The tax benefit associated with the separate account dividends-received deduction was $264  million,  $175 million and $188 million for the years ended December 31, 2017,  2016 and 2015.  Tax benefits for uncertain tax positions for the year ended December 31, 2017, were primarily attributable to the release of reserves for tax contingencies associated with a  prior tax year that closed during 2017.

As a result of the enactment of the Tax Act on December 22, 2017, we remeasured our existing deferred tax balances at the new 21% marginal corporate income tax rate and recognized $1.5 billion in tax benefit in 2017.  We continue to review and analyze the provisions of the Tax Act, including the actual and potential impact of the reduction in the U.S. federal corporate income tax rate and the impact of specific life insurance provisions on our financial statements.  The impact of the Tax Act may differ from existing amounts due to, among other things, changes in interpretations and assumptions we have made and guidance that may be issued by regulatory authorities.  The

Securities and Exchange Commission has issued rules that allow for a one year measurement period after the enactment of the Tax Act to finalize calculations and recording of the related tax impacts.  While we do not anticipate any significant changes to the amounts recorded as of December 31, 2017, any adjustments to amounts recorded as a result of the Tax Act will be made during 2018.    We file with a consolidated group; however, we calculate our tax expense (benefit) on a separate company basis.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2017	2016
Current	$206	$164
Deferred	(2,391)	(3,062)
Total federal income tax asset (liability)	$(2,185)	$(2,898)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2017	2016
Deferred Tax Assets
Future contract benefits and other contract holder funds	$580	$986
Reinsurance related embedded derivative asset	11	-
Compensation and benefit plans	123	187
Tax credits	76	85
Other	8	19
Total deferred tax assets	$798	$1,277
Deferred Tax Liabilities
DAC	$1,112	$2,038
VOBA	105	306
Net unrealized gain on AFS securities	1,579	1,596
Net unrealized gain on trading securities	39	65
Intangibles	9	20
Investment activity	118	125
Deferred gain on business sold through reinsurance	35	51
Reinsurance related embedded derivative asset	-	20
Other	192	118
Total deferred tax liabilities	$3,189	$4,339
Net deferred tax asset (liability)	$(2,391)	$(3,062)

As of December 31, 2017,  we had $73 million of alternative minimum tax credits that are not subject to expiration and $3 million of research and development credits that expire in 2036.  Although realization is not assured, management believes that it is more likely than not that we will realize the benefits of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2017 and 2016,  $11 million and $1 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2017	2016
Balance as of beginning-of-year	$1	$10
Increases for prior year tax positions	9	-
Increases for current year tax positions	1	1
Decreases for expiring statutes	-	(10)
Balance as of end-of-year	$11	$1

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2017,  2016 and 2015, we recognized interest and penalty expense (benefit) related to uncertain tax positions of zero,  $(2) million and $1 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of zero as of December 31, 2017 and 2016.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities.  We are currently not under examination by the Internal Revenue Service; however, tax years 2014 and forward remain open.  We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$8,269	$8,620	$7,527
Business acquired (sold) through reinsurance	-	-	38
Deferrals	1,345	1,339	1,483
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(922)	(879)	(813)
Unlocking	61	(276)	(232)
Adjustment related to realized (gains) losses	(55)	(51)	(44)
Adjustment related to unrealized (gains) losses	(789)	(484)	661
Balance as of end-of-year	$7,909	$8,269	$8,620

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$874	$873	$628
Business acquired (sold) through reinsurance	-	-	(22)
Deferrals	7	3	8
Amortization:
Amortization, excluding unlocking	(105)	(105)	(128)
Unlocking	(48)	36	(82)
Accretion of interest (1)	52	52	56
Adjustment related to realized (gains) losses	(1)	(2)	(1)
Adjustment related to unrealized (gains) losses	(280)	17	414
Balance as of end-of-year	$499	$874	$873

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2017, was as follows:

2018	$49
2019	51
2020	65
2021	65
2022	61

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$293	$301	$285
Deferrals	29	25	29
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(30)	(28)	(33)
Unlocking	(4)	(2)	2
Adjustment related to realized (gains) losses	(2)	(2)	(1)
Adjustment related to unrealized (gains) losses	1	(1)	19
Balance as of end-of-year	$287	$293	$301

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$1,855	$1,923	$1,365
Deferrals	753	628	537
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(383)	(345)	(299)
Unlocking	(3)	(63)	(66)
Adjustment related to realized (gains) losses	(18)	(11)	(8)
Adjustment related to unrealized (gains) losses	(775)	(277)	394
Balance as of end-of-year	$1,429	$1,855	$1,923

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2017	2016	2015
Direct insurance premiums and fee income	$10,103	$9,373	$9,354
Reinsurance assumed	101	105	83
Reinsurance ceded	(1,817)	(1,728)	(1,652)
Total insurance premiums and fee income	$8,387	$7,750	$7,785

Direct insurance benefits	$6,669	$6,112	$6,304
Reinsurance recoveries netted against benefits	(1,851)	(1,865)	(1,775)
Total benefits	$4,818	$4,247	$4,529

We and LLANY cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding our retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.  As discussed in Note 24, a portion of this reinsurance activity is with affiliated companies.

As of December 31, 2017, the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2017.  Approximately 35% and 36% of our total individual life in-force amount was reinsured as of December 31, 2017 and 2016, respectively.  Portions of our deferred annuity business have been reinsured on either a coinsurance or a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2017 and 2016, the reserves associated with these reinsurance arrangements totaled $541 million and $584 million, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.  Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR.  The amounts recoverable from reinsurers were $6.5  billion and $6.8 billion as of December 31, 2017 and 2016, respectively.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.9 billion and $2.2 billion as of December 31, 2017 and 2016, respectively.  Swiss Re has funded a trust, with a balance of $2.5 billion as of December 31, 2017, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2017, included $269 million and $46 million, respectively, related to the business sold to Swiss Re.  In addition, the amounts recoverable from LNBAR were $2.1 billion as of December 31, 2017 and 2016.  LNBAR has funded trusts to support the business ceded of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $1.9 billion as of December 31, 2017.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets and amortized the gain over the period which the majority of the earnings were expected to emerge, and the deferred gain was fully amortized in 2017.  We amortized $15 million, after-tax, of deferred gain on business sold through reinsurance during 2017 and $48 million during 2016 and 2015, respectively.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2017
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,186	(647)	(905)	634
Group Protection	274	-	-	274
Total goodwill	$3,520	$(1,247)	$(905)	$1,368

	For the Year Ended December 31, 2016
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,186	(647)	-	1,539
Group Protection	274	-	-	274
Total goodwill	$3,520	$(1,247)	$-	$2,273

The fair values of our reporting units (Level 3 fair value estimates) are comprised of the value of in-force (i.e., existing) business and the value of new business.  Specifically, new business is representative of cash flows and profitability associated with policies or contracts we expect to issue in the future, reflecting our forecasts of future sales volume and product mix over a 10-year period.  To determine the values of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flows for each reporting unit.

As of October 1, 2017, the date of our annual quantitative assessment of goodwill, our Annuities, Retirement Plan Services and Group Protection reporting units had fair values that exceeded the carrying value of each reporting unit.  As discussed in Note 2, our early adoption of ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” resulted in impairment of the Life Insurance reporting unit goodwill of $905 million during the fourth quarter of 2017 driven primarily from the impact of the December 22, 2017, enactment of the Tax Act that increased the carrying value of the Life Insurance reporting unit in excess of its fair value.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2017		As of December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$47	$100	$43
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$105	$47	$105	$43

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2017, was as follows:

2018	$4
2019	4
2020	4
2021	4
2022	4
Thereafter	33

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2017 (1)	2016 (1)
Return of Net Deposits
Total account value	$96,941	$87,707
Net amount at risk (2)	81	824
Average attained age of contract holders	64 years	63 years

Minimum Return
Total account value	$108	$105
Net amount at risk (2)	18	22
Average attained age of contract holders	76 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,596	$24,605
Net amount at risk (2)	417	782
Average attained age of contract holders	70 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

The determination of GDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.  The following summarizes the balances of and changes in the liabilities for GDBs (in millions), which were recorded in future contract benefits on our Consolidated Balance Sheets:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$110	$115	$89
Changes in reserves	8	34	52
Benefits paid	(18)	(39)	(26)
Balance as of end-of-year	$100	$110	$115

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2017	2016
Asset Type
Domestic equity	$59,647	$50,337
International equity	20,837	16,714
Fixed income	40,626	37,795
Total	$121,110	$104,846

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 32% and 36% of total life insurance in-force reserves as of December 31, 2017 and 2016, respectively.  UL and VUL products with secondary guarantees represented 27% of total sales for the year ended December 31, 2017, and 33% for the years ended December 31, 2016 and 2015.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2017	2016
Short-Term Debt
Short-term debt (1)	$10	$280

Long-Term Debt, Excluding Current Portion
Surplus notes due LNC:
LIBOR + 142 bps surplus note, due 2023	$-	$240
9.76% surplus note, due 2024	50	50
6.56% surplus note, due 2028	500	500
LIBOR + 111 bps surplus note, due 2028	71	71
LIBOR + 226 bps surplus note, due 2028	573	533
6.03% surplus note, due 2028	750	750
LIBOR + 200 bps surplus note, due 2035	30	30
LIBOR + 155 bps surplus note, due 2037	25	-
4.20% surplus note, due 2037	50	-
LIBOR + 100 bps surplus note, due 2037	325	375
Total surplus notes	2,374	2,549
Total long-term debt	$2,374	$2,549

(1)	The short-term debt represents short-term notes payable to LNC.

During 2017, we recognized a $5 million loss on the early extinguishment of debt, pre-tax, related to unamortized issuance costs on our Consolidated Statements of Comprehensive Income (Loss).

Future principal payments due on long-term debt (in millions) as of December 31, 2017, were as follows:

2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	2,374
Total	$2,374

On June 28, 2013, we issued a surplus note of $240 million to LNC.  The note called for us to pay the principal amount of the note on or before June 28, 2023, and interest to be paid quarterly at an annual rate of the London Interbank Offered Rate (“LIBOR”) + 142 bps.  Subject to approval by the Indiana Insurance Commissioner (the “Commissioner”), we had the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.  On September 27, 2017, we executed the right to repay the surplus note in whole totaling $240 million to LNC using dividends from subsidiaries and other items.

We issued a surplus note of $50 million to LNC in 1994.  The note calls for us to pay the principal amount of the note on or before September 30, 2024, and interest to be paid semiannually at an annual rate of 9.76%.  Subject to approval by the Commissioner, we have the right to repay the note on any March 31 or September 30.

We issued a surplus note of $500 million to LNC in 1998.  The note calls for us to pay the principal amount of the note on or before March 31, 2028, and interest to be paid quarterly at an annual rate of 6.56%.  Subject to approval by the Commissioner, LNC has the right to redeem the note for immediate repayment in total or in part once per year on the anniversary date of the note.  Any payment of interest or repayment of principal may be paid only out of our statutory earnings, only if our statutory capital surplus exceeds our statutory capital as of the date of note issuance of $2.3 billion, and subject to approval by the Commissioner.

On October 1, 2013, we issued a surplus note of $71 million to LNC.  The note calls for us to pay the principal amount of the note on or before September 24, 2028, and interest to be paid quarterly at an annual rate of LIBOR + 111 bps.  Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

On December 17, 2013, we issued a variable surplus note to a wholly-owned subsidiary of LNC with an initial outstanding principal amount of $287 million.  The outstanding principal amount as of December 31, 2017, was $573 million.  The note calls for us to pay the principal amount of the note on or before October 1, 2028, and interest to be paid quarterly at an annual rate of LIBOR + 226 bps.

We issued a surplus note of $750 million to LNC in 1998.  The note calls for us to pay the principal amount of the note on or before December 31, 2028, and interest to be paid quarterly at an annual rate of 6.03%.  Subject to approval by the Commissioner, LNC has the right to redeem the note for immediate repayment in total or in part once per year on the anniversary date of the note.  Any payment of interest or repayment of principal may be paid only out of our statutory earnings, only if our statutory capital surplus exceeds our statutory capital surplus as of the date of note issuance of $2.4 billion, and subject to approval by the Commissioner.

On October 1, 2015, we issued a surplus note of $30 million to LNC.  The note calls for us to pay the principal amount of the note on or before September 28, 2035, and interest to be paid quarterly at an annual rate of LIBOR + 200 bps.  Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

On July 1, 2017, we issued a surplus note of $25 million to LNC.  The note calls for us to pay the principal amount of the note on or before June 30, 2037, and interest to be paid quarterly at an annual rate of LIBOR + 155 bps.  Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

On October 1, 2017, we issued a surplus note of $50 million to LNC.  The note calls for us to pay the principal amount of the note on or before July 1, 2037, and interest to be paid quarterly at an annual rate of 4.20%.  Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

On October 9, 2007, we issued a surplus note of $375 million that LNC has held effective December 31, 2008.  The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of LIBOR + 100 bps.  On June 15, 2017, the surplus note was amended to include repayment terms stating subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.  In fourth quarter of 2017, we executed the right to repay the surplus note in part totaling $50 million to LNC.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2017
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	Jun-2021	$2,500	$275
LOC facility (1)	Aug-2031	990	945
LOC facility (1)	Oct-2031	1,023	1,020
Total		$4,513	$2,240

(1)	Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

On June 30, 2016, we refinanced the existing credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the borrowing and issuance of LOCs of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 30, 2021.  The LOCs under the facility are used primarily to satisfy reserve credit requirements of (i) ourselves and LLANY for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business.

The credit facility contains or includes:

•

Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•

Financial covenants including maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $10.5 billion plus 50% of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00; and

•	Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2017, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2017, we were in compliance with all such covenants.

13.  Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisors and unclaimed property laws.

LNL and its affiliates are involved in various pending or threatened legal or regulatory proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise.  In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought.  Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief.  Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court.  In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding verdicts obtained in the jurisdiction for similar matters.  This variability in pleadings, together with the actual experiences of LNL in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain.  Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal.  Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2017.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2017, we estimate the aggregate range of reasonably possible losses to be up to approximately $50  million.

For other matters, we are not currently able to estimate the reasonably possible loss or range of loss.  We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts and the progress of settlement negotiations.  On a quarterly and annual basis, we review relevant information with respect to litigation contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

Certain reinsurers have sought rate increases on certain yearly renewable term treaties.  We are disputing the requested rate increases under these treaties.  We have initiated and will initiate arbitration proceedings, as necessary, under these treaties in order to protect our contractual rights.  Additionally, reinsurers may initiate arbitration proceedings against us.  We believe it is unlikely the outcome of these disputes will have a material adverse effect on our financial condition.    For more information about reinsurance, see Note 9.

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16cv00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  We are vigorously defending this matter.

Helen Hanks v. The Lincoln Life and Annuity Company of New York(“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 16cv6399, is a putative class action that was served on LLANY on August 12, 2016.  Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result.  Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf.  We are vigorously defending this matter.

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017.  Plaintiffs own Legend Series universal life insurance policies originally issued by Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  We are vigorously defending this matter.

Swenson, et al. v. The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Lincoln National Corporation, Voya Retirement Insurance and Annuity Company, and Voya Financial, Inc., filed in the U.S. District Court for the Southern District of New York, No. 1:17-cv-04843, is a civil action filed on February 1, 2017.  Plaintiffs own universal life insurance policies originally issued by Aetna (now Voya).  Plaintiffs alleged that LNL breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  Plaintiffs voluntarily dismissed this action without prejudice on November 14, 2017.

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order dated March 20, 2017. In addition to consolidating a number of existing matters, the order also covers any future cases filed in the same district related to the same subject matter.  Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs seek to represent classes of policyowners and seek damages on their behalf. We are vigorously defending this matter.

Tutor v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-04150, is a putative class action filed on September 18, 2017. Plaintiff owns a universal life insurance policy originally issued by former Jefferson-Pilot (now LNL).  Plaintiff alleges that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. We are vigorously defending this matter.

Trinchero, et al. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-00765, is a putative class action filed on February 22, 2018. Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. We are vigorously defending this matter.

Commitments

Operating Leases

We lease our home office properties.  In 2017, we extended the Radnor lease with a new term expiring in 2024.  Additionally, in 2017, we extended the Fort Wayne lease with a new term expiring in 2029.  In 2016, a lease commenced in Atlanta, Georgia at our RiverEdge Summit location and the lease shall expire in 2027.  Furthermore, in 2016, we renegotiated the Hartford lease with a new term expiring in 2028.

Total rental expense on operating leases for the years ended December 31, 2017,  2016 and 2015, was $36 million, $37 million and $35 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2017, were as follows:

2018	$31
2019	31
2020	27
2021	24
2022	19
Thereafter	66
Total	$198

Capital Leases

In 2017 and 2016, we entered into sale-leaseback transactions on $62 million and $85 million, respectively, (net of amortization) of assets.  These transactions have been classified as capital leases on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization related to these leased assets as of December 31, 2017 and 2016, was $101 million and $92 million, respectively.  Future minimum lease payments under capital leases (in millions) as of December 31, 2017, were as follows:

2018	$7
2019	90
2020	52
2021	62
2022	63
Thereafter	28
Total minimum lease payments	302
Less: Amount representing interest	26
Present value of minimum lease payments	$276

Vulnerability from Concentrations

As of December 31, 2017, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 14%,  21% and 18% of Annuities’ variable annuity product deposits in 2017, 2016 and 2015, respectively, and represented approximately 40%,  41% and 42% of the segment’s total variable annuity product account values as of December 31, 2017, 2016 and 2015, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 20%,  23% and 20% of variable annuity product deposits in 2017, 2016 and 2015, respectively, and represented 47%,  47% and 48% of the segment’s total variable annuity product account values as of December 31, 2017, 2016 and 2015, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(17) million and $(10) million as of December 31, 2017 and 2016, respectively.

14.  Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,687	$934	$3,054
Unrealized holding gains (losses) arising during the year	2,872	1,549	(4,386)
Change in foreign currency exchange rate adjustment	134	(100)	(45)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(703)	(460)	1,293
Income tax benefit (expense)	(745)	(351)	1,095
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(40)	(155)	147
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(22)	(28)
Income tax benefit (expense)	21	62	(42)
Balance as of end-of-year	$3,283	$1,687	$934
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$22	$19	$19
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	-	(53)	(29)
Change in DAC, VOBA, DSI and DFEL	-	12	4
Income tax benefit (expense)	-	14	8
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	34	51	43
Change in DAC, VOBA, DSI and DFEL	(7)	(7)	(17)
Income tax benefit (expense)	(10)	(15)	(9)
Balance as of end-of-year	$39	$22	$19
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$93	$157	$127
Unrealized holding gains (losses) arising during the year	63	(175)	(185)
Change in foreign currency exchange rate adjustment	(137)	96	48
Change in DAC, VOBA, DSI and DFEL	1	2	3
Income tax benefit (expense)	26	27	46
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	31	24	(184)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(2)	2
Income tax benefit (expense)	(10)	(8)	64
Balance as of end-of-year	$27	$93	$157
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(20)	$(19)	$(21)
Adjustment arising during the year	(4)	(2)	3
Income tax benefit (expense)	2	1	(1)
Balance as of end-of-year	$(22)	$(20)	$(19)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(40)	$(155)	$147	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(19)	(22)	(28)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(59)	(177)	119	operations before taxes
Income tax benefit (expense)	21	62	(42)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(38)	$(115)	$77	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$5	$3	$2	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(1)	-	-	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	4	3	2	operations before taxes
Income tax benefit (expense)	(1)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$3	$2	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$4	$5	$(190)	Net investment income
Interest rate contracts	-	1	-	Total realized gain (loss)
Foreign currency contracts	18	11	6	Net investment income
Foreign currency contracts	9	7	-	Total realized gain (loss)
Total gross reclassifications	31	24	(184)
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(2)	2	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	29	22	(182)	operations before taxes
Income tax benefit (expense)	(10)	(8)	64	Federal income tax expense (benefit)
Reclassifications, net of income tax	$19	$14	$(118)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Total realized gain (loss) related to certain investments (1)	$(71)	$(241)	$(83)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(155)	(66)	123
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(22)	(1)	(78)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(4)	14
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(174)	(166)	(161)
Associated amortization of DAC, VOBA, DSI and DFEL	(32)	(32)	(34)
Realized gain (loss) on sale of subsidiaries/businesses (4)	-	-	(3)
Total realized gain (loss)	$(456)	$(510)	$(222)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivatives results), reinsurance related embedded derivatives and trading securities.

(3)

Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)	See “Lincoln Financial Media Company” in Note 3.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions	$1,998	$1,927	$2,082
General and administrative expenses	1,715	1,623	1,683
Expenses associated with reserve financing and unrelated LOCs	57	40	32
DAC and VOBA deferrals and interest, net of amortization	(390)	(170)	(292)
Broker-dealer expenses	329	320	329
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	-	-	28
Taxes, licenses and fees	254	261	243
Total	$3,967	$4,005	$4,109

17.  Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain defined benefit pension plans in which certain agents are participants.  These defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits.  We comply with applicable minimum funding requirements and do not expect to be required to make any contributions to these pension plans in 2018.  We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired agents.  Total net periodic cost (recovery) for these plans was $5 million,  $3 million and $3 million during 2017, 2016 and 2015, respectively.  In 2018, we expect to make benefit payments of approximately $11 million for these plans.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2017	2016	2017	2016

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$111	$117	$7	$7
Projected benefit obligation	119	117	12	11
Funded status	$(8)	$-	$(5)	$(4)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$-	$2	$-	$-
Other liabilities	(8)	(2)	(5)	(4)
Net amount recognized	$(8)	$-	$(5)	$(4)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.00%	4.50%	4.00%	4.50%
Net periodic benefit cost:
Weighted-average discount rate	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets	4.75%	5.50%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2017, and projected benefit obligation cash flows.  The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2017	2016

Fixed maturity securities:
Corporate bonds	$1	$21
U.S. government bonds	105	93
U.S. government mortgage-backed
securities	3	-
Cash and invested cash	2	2
Other investments	7	8
Total	$118	$124

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Participation in Defined Benefit Pension and Other Postretirement Benefit Plans

We participate in defined benefit pension plans that are sponsored by LNC for certain employees and non-employee directors.  These defined benefit pension plans are closed to new entrants, and existing participants do not accrue any additional benefits.  We also participate in other postretirement benefit plans sponsored by LNC that provide health care and life insurance to certain retired employees.  Our expense for these plans was $7 million, $9 million and $30 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible agents that are administered in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986.  We also participate in defined contribution plans sponsored by LNC for eligible employees.  Our expense for these plans was $85  million,  $83  million and $79  million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former agents.  Certain current employees participate in non-qualified, unfunded, deferred compensation plans sponsored by LNC.  The results of certain notional investment options within some of the plans are hedged by total return swaps.    Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants of certain plans are able to select LNC stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  Our expense for these plans was $27  million, $22  million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively.    For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2017	2016
Total liabilities (1)	$517	$440
Investments dedicated to fund liabilities (2)	182	159

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

18.  Stock-Based Incentive Compensation Plans

Our employees and agents are included in LNC’s various incentive plans that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  LNC issues new shares to satisfy option exercises.

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stock options	$9	$9	$7
Performance shares	12	10	11
SARs	2	3	-
RSUs	24	22	21
Total	$47	$44	$39

Recognized tax benefit	$16	$15	$14

19.  Statutory Information and Restrictions

We prepare financial statements in accordance with statutory accounting principles (“SAP”) prescribed or permitted by the insurance departments of our states of domicile, which may vary materially from GAAP.

Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.  Permitted SAP encompasses all accounting practices not so prescribed.  The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

We are subject to the applicable laws and regulations of our states of domicile.  Changes in these laws and regulations could change capital levels or capital requirements for the Company.

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, Lincoln Reinsurance Company of South Carolina, LLANY, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2017	2016
U.S. capital and surplus	$8,074	$8,017

	For the Years Ended December 31,
	2017	2016	2015
U.S. net gain (loss) from operations, after-tax	$1,312	$1,088	$583
U.S. net income (loss)	1,452	982	786
U.S. dividends to LNC holding company	954	950	1,121

Comparison of 2017 to 2016

Statutory net income (loss) increased due primarily to higher dividends from affiliates, higher realized gains on investments and increased other revenue, partially offset by unfavorable reserve strain on certain products.

Comparison of 2016 to 2015

Statutory net income (loss) increased due primarily to changes in estimate on reserves for certain products and gains related to reinsurance transactions, partially offset by lower realized gains on investments.

Our states of domicile, Indiana for LNL and New York for LLANY, have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP.  One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under a LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2017 and 2016.  Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2017.  Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance treaties with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2017.  These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”).

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2017	2016
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$54	$79
Conservative valuation rate on certain annuities	(50)	(49)
Vermont Subsidiaries Permitted Practices (1)
Lesser of LOC and XXX additional reserve as surplus	1,965	2,855
LLC notes and variable value surplus notes	1,585	-
Excess of loss reinsurance treaties	185	-

(1)	These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48.

During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

The NAIC has adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2017, the Company’s RBC ratio was nearly five times the aforementioned company action level.

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, LNL may pay dividends to LNC without prior approval of the Commissioner, only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, is bound by similar restrictions, under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect that we could pay dividends of approximately $1.2 billion in 2018 without prior approval from the respective state commissioners.

All payments of principal and interest on surplus notes must be approved by the respective Commissioner of Insurance.

20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$93,340	$93,340	$87,866	$87,866
VIEs’ fixed maturity securities	-	-	200	200
Equity securities	246	246	275	275
Trading securities	1,533	1,533	1,624	1,624
Mortgage loans on real estate	10,662	10,773	9,761	9,719
Derivative investments (1)	845	845	900	900
Other investments	2,006	2,006	2,034	2,034
Cash and invested cash	947	947	2,057	2,057
Reinsurance related embedded derivatives	-	-	58	58
Other assets:
GLB direct embedded derivatives	903	903	-	-
GLB ceded embedded derivatives	51	51	371	371
Indexed annuity ceded embedded derivatives	11	11	-	-
Separate account assets	144,219	144,219	128,397	128,397

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,418)	(1,418)	(1,139)	(1,139)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(592)	(592)	(629)	(629)
Account values of certain investment contracts	(32,332)	(36,161)	(31,475)	(35,647)
Short-term debt	(10)	(10)	(280)	(280)
Long-term debt	(2,374)	(2,677)	(2,549)	(2,739)
Reinsurance related embedded derivatives	(51)	(51)	-	-
Other liabilities:
Derivative liabilities (1)	(455)	(455)	(738)	(738)
GLB direct embedded derivatives	-	-	(371)	(371)
GLB ceded embedded derivatives	(954)	(954)	-	-

Benefit Plans’ Assets (2)	118	118	124	124

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value on our Consolidated Balance Sheets.  Considerable judgment is required to develop these assumptions used to measure fair value.  Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.  The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 2 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  The inputs used to measure the fair value of our LPs and other privately held investments are classified as Level 3 within the fair value hierarchy.  Other investments also includes securities that are not LPs or other privately held investments and the inputs used to measure the fair value of these securities are classified as Level 1 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2017 and 2016, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2017
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$75,810	$5,350	$81,160
ABS	-	927	26	953
U.S. government bonds	522	6	5	533
Foreign government bonds	-	336	110	446
RMBS	-	3,246	12	3,258
CMBS	-	593	6	599
CLOs	-	717	91	808
State and municipal bonds	-	4,959	-	4,959
Hybrid and redeemable preferred securities	70	478	76	624
Equity AFS securities	28	57	161	246
Trading securities	73	1,411	49	1,533
Derivative investments (1)	-	740	603	1,343
Cash and invested cash	-	947	-	947
Other assets:
GLB direct embedded derivatives	-	-	903	903
GLB ceded embedded derivatives	-	-	51	51
Indexed annuity ceded embedded derivatives	-	-	11	11
Separate account assets	814	143,405	-	144,219
Total assets	$1,507	$233,632	$7,454	$242,593

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,418)	$(1,418)
Reinsurance related embedded derivatives	-	(51)	-	(51)
Other liabilities:
Derivative liabilities (1)	-	(380)	(573)	(953)
GLB ceded embedded derivatives	-	-	(954)	(954)
Total liabilities	$-	$(431)	$(2,945)	$(3,376)

Benefit Plans’ Assets	$-	$118	$-	$118

	As of December 31, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$71,554	$4,809	$76,363
ABS	-	1,021	33	1,054
U.S. government bonds	366	11	-	377
Foreign government bonds	-	390	111	501
RMBS	-	3,394	3	3,397
CMBS	-	339	7	346
CLOs	-	676	68	744
State and municipal bonds	-	4,495	-	4,495
Hybrid and redeemable preferred securities	60	453	76	589
VIEs’ fixed maturity securities	-	200	-	200
Equity AFS securities	17	81	177	275
Trading securities	102	1,457	65	1,624
Derivative investments (1)	-	1,148	599	1,747
Cash and invested cash	-	2,057	-	2,057
Reinsurance related embedded derivatives	-	58	-	58
Other assets – GLB ceded embedded derivatives	-	-	371	371
Separate account assets	813	127,584	-	128,397
Total assets	$1,358	$214,918	$6,319	$222,595

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,139)	$(1,139)
Other liabilities:
Derivative liabilities (1)	-	(893)	(692)	(1,585)
GLB direct embedded derivatives	-	-	(371)	(371)
Total liabilities	$-	$(893)	$(2,202)	$(3,095)

Benefit Plans’ Assets	$-	$124	$-	$124

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,809	$17	$199	$(45)	$370	$5,350
ABS	33	-	-	-	(7)	26
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	19	(10)	12
CMBS	7	-	1	54	(56)	6
CLOs	68	-	-	124	(101)	91
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	14	-	(14)	76
Equity AFS securities	177	1	(3)	(13)	(1)	161
Trading securities	65	3	8	(26)	(1)	49
Derivative investments	(93)	(27)	127	23	-	30
Other assets: (4)
GLB direct embedded derivatives	-	903	-	-	-	903
GLB ceded embedded derivatives	371	(320)	-	-	-	51
Indexed annuity ceded embedded derivatives	-	-	-	11	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,139)	(400)	-	121	-	(1,418)
Other liabilities: (4)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(954)	-	-	-	(954)
Total, net	$4,117	$(407)	$345	$268	$186	$4,509

	For the Year Ended December 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,273	$4	$(29)	$159	$402	$4,809
ABS	45	-	(1)	14	(25)	33
U.S. government bonds	-	-	-	(2)	2	-
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	54	(52)	3
CMBS	10	2	(1)	27	(31)	7
CLOs	551	-	-	138	(621)	68
Hybrid and redeemable
preferred securities	94	-	(3)	(15)	-	76
Equity AFS securities	164	5	(4)	12	-	177
Trading securities	73	3	-	6	(17)	65
Derivative investments	555	(483)	(1)	(164)	-	(93)
Other assets – GLB ceded embedded derivatives (4)	952	(581)	-	-	-	371
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,100)	(120)	-	81	-	(1,139)
VIEs’ liabilities – derivative instruments (5)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (5)	(9)	(6)	-	15	-	-
GLB direct embedded derivatives (4)	(952)	581	-	-	-	(371)
Total, net	$4,764	$(591)	$(39)	$325	$(342)	$4,117

	For the Year Ended December 31, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,052	$4	$(138)	$298	$57	$4,273
ABS	33	-	-	12	-	45
Foreign government bonds	110	-	1	-	-	111
RMBS	1	3	-	(3)	-	1
CMBS	15	1	8	(14)	-	10
CLOs	368	-	1	194	(12)	551
Hybrid and redeemable
preferred securities	55	-	(3)	-	42	94
Equity AFS securities	157	1	4	3	(1)	164
Trading securities	73	2	(2)	-	-	73
Derivative investments	989	(90)	(41)	(303)	-	555
Other assets – GLB ceded embedded derivatives (4)	174	778	-	-	-	952
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,170)	(57)	-	127	-	(1,100)
VIEs’ liabilities – derivative instruments (5)	(13)	9	-	-	-	(4)
Other liabilities:
Credit default swaps (5)	(3)	(6)	-	-	-	(9)
GLB direct embedded derivatives (4)	(174)	(778)	-	-	-	(952)
Total, net	$4,667	$(133)	$(170)	$314	$86	$4,764

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in prior years.

(3)

Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(5)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$850	$(448)	$(98)	$(205)	$(144)	$(45)
RMBS	19	-	-	-	-	19
CMBS	55	-	-	(1)	-	54
CLOs	124	-	-	-	-	124
Equity AFS securities	18	(31)	-	-	-	(13)
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	197	233	(407)	-	-	23
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(71)	-	-	192	-	121
Total, net	$1,205	$(273)	$(505)	$(15)	$(144)	$268

	For the Year Ended December 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$560	$(62)	$(23)	$(176)	$(140)	$159
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	(2)	-	(2)
RMBS	54	-	-	-	-	54
CMBS	31	(1)	-	(3)	-	27
CLOs	140	-	-	(2)	-	138
Hybrid and redeemable
preferred securities	-	(15)	-	-	-	(15)
Equity AFS securities	18	(6)	-	-	-	12
Trading securities	7	-	-	(1)	-	6
Derivative investments	176	(169)	(171)	-	-	(164)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(70)	-	-	151	-	81
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$931	$(238)	$(194)	$(34)	$(140)	$325

	For the Year Ended December 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$537	$(38)	$(44)	$(117)	$(40)	$298
ABS	13	-	-	(1)	-	12
RMBS	-	(3)	-	-	-	(3)
CMBS	-	-	-	(13)	(1)	(14)
CLOs	217	-	-	(23)	-	194
Equity AFS securities	43	(40)	-	-	-	3
Trading securities	1	-	-	(1)	-	-
Derivative investments	179	(162)	(320)	-	-	(303)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(51)	-	-	178	-	127
Total, net	$939	$(243)	$(364)	$23	$(41)	$314

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Derivative investments	$(266)	$(432)	$(102)
Embedded derivatives:
Indexed annuity and IUL contracts	(14)	(16)	(84)
Other assets – GLB ceded	1,904	1,122	(244)
Other liabilities – GLB direct	(1,904)	(1,122)	244
VIEs’ liabilities – derivative instruments	-	4	9
Credit default swaps	-	-	(6)
Total, net (1)	$(280)	$(444)	$(183)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2017
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$458	$(88)	$370
ABS	14	(21)	(7)
U.S. government bonds	5	-	5
RMBS	-	(10)	(10)
CMBS	3	(59)	(56)
CLOs	30	(131)	(101)
State and municipal bonds	2	(1)	1
Hybrid and redeemable preferred
securities	-	(14)	(14)
Equity AFS securities	-	(1)	(1)
Trading securities	4	(5)	(1)
Total, net	$516	$(330)	$186

	For the Year Ended December 31, 2016
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$605	$(203)	$402
ABS	3	(28)	(25)
U.S. government bonds	9	(7)	2
RMBS	2	(54)	(52)
CMBS	-	(31)	(31)
CLOs	-	(621)	(621)
Trading securities	1	(18)	(17)
Total, net	$620	$(962)	$(342)

	For the Year Ended December 31, 2015
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$224	$(167)	$57
Foreign government bonds	4	(4)	-
CLOs	4	(16)	(12)
Hybrid and redeemable preferred securities	47	(5)	42
Equity AFS securities	-	(1)	(1)
Trading securities	4	(4)	-
Total, net	$283	$(197)	$86

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2017, 2016 and 2015, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2017 and 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.  For the year ended December 31, 2015, the transfers from Level 2 to Level 1 of the fair value hierarchy were $172 million for our financial instruments carried at fair value which was attributable to quoted market prices becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2017:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,395	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	21.0%
ABS	24	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.4%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity AFS securities	22	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	4.9%
Other assets:
GLB direct and ceded
embedded derivatives	954	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.25%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	11	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,418)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(954)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.25%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

(1)

The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)

The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits.  The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

(3)	The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.
(4)

The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(5)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(6)	The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(7)

The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets.  Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(8)	The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

From the table above, we have excluded Level 3 fair value measurements obtained from independent, third-party pricing sources.  We do not develop the significant inputs used to measure the fair value of these assets and liabilities, and the information regarding the significant inputs is not readily available to us.  Independent broker-quoted fair values are non-binding quotes developed by market makers or broker-dealers obtained from third-party sources recognized as market participants.  The fair value of a broker-quoted asset or liability is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant as we do not adjust broker quotes when used as the fair value measurement for an asset or liability.  Significant increases or decreases in any of the quotes received from a third-party broker-dealer may result in a significantly higher or lower fair value measurement.

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.
•

Indexed annuity and IUL contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.

•

GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input will not affect the other inputs.

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” above.

21.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  The following is a brief description of these segments and Other Operations.

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed (including indexed) and variable annuities.

The Retirement Plan Services segment provides employer-sponsored defined benefit and individual retirement accounts, as well as individual and group variable annuities, group fixed annuities and mutual-fund based programs in the retirement plan marketplace.

The Life Insurance segment focuses in the creation and protection of wealth through life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), IUL and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL insurance and bank-owned UL and VUL insurance products.

The Group Protection segment offers principally group non-medical insurance products, including term life, universal life, disability, dental, vision, accident and critical illness insurance to the employer market place through various forms of contributory and non-contributory plans.  Its products are marketed primarily through a national distribution system of regional group offices.  These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Other Operations includes investments related to our excess capital; investments in media properties (see Note 3 for more information) and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off institutional pension business, the majority of which was sold on a group annuity basis; debt costs; and strategic digitization expense.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities;
▪	GLB rider fees ceded to LNBAR;
▪	The net valuation premium of the GLB attributed rider fees; and
▪

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value;

•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations;
•	Acquisition and integration costs related to mergers and acquisitions; and
•	Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

We use our prevailing corporate federal income tax rate of 35%, where applicable, while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Operating revenues:
Annuities	$4,034	$3,710	$3,815
Retirement Plan Services	1,152	1,092	1,090
Life Insurance	6,128	5,798	5,484
Group Protection	2,200	2,129	2,356
Other Operations	263	301	335
Excluded realized gain (loss), pre-tax	(630)	(690)	(400)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	3	3
Total revenues	$13,148	$12,343	$12,683

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,072	$971	$1,032
Retirement Plan Services	142	121	134
Life Insurance	522	464	296
Group Protection	103	65	42
Other Operations	(30)	-	(73)
Excluded realized gain (loss), after-tax	(409)	(450)	(260)
Gain (loss) on early extinguishment of debt, after-tax	(3)	-	-
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	2	2
Net impact from the Tax Cuts and Jobs Act	1,526	-	-
Impairment of intangibles, after-tax	(905)	-	-
Net income (loss)	$2,018	$1,173	$1,173

	For the Years Ended December 31,
	2017	2016	2015
Net Investment Income
Annuities	$982	$983	$977
Retirement Plan Services	893	855	842
Life Insurance	2,496	2,403	2,390
Group Protection	167	176	183
Other Operations	222	214	219
Total net investment income	$4,760	$4,631	$4,611

	For the Years Ended December 31,
	2017	2016	2015
Amortization of DAC and VOBA, Net of Interest
Annuities	$402	$310	$284
Retirement Plan Services	26	27	29
Life Insurance	455	709	806
Group Protection	79	126	80
Total amortization of DAC and VOBA, net of interest	$962	$1,172	$1,199

	For the Years Ended December 31,
	2017	2016	2015
Federal Income Tax Expense (Benefit)
Annuities	$198	$261	$281
Retirement Plan Services	50	43	46
Life Insurance	236	210	118
Group Protection	55	35	23
Other Operations	(78)	(42)	(33)
Excluded realized gain (loss)	(220)	(241)	(141)
Gain (loss) on early extinguishment of debt	(2)	-	-
Reserve changes (net of related amortization)
on business sold through reinsurance	-	1	1
Net impact from the Tax Cuts and Jobs Act	(1,526)	-	-
Total federal income tax expense (benefit)	$(1,287)	$267	$295

	As of December 31,
	2017	2016
Assets
Annuities	$144,035	$132,956
Retirement Plan Services	37,077	34,346
Life Insurance	81,565	75,868
Group Protection	4,033	4,007
Other Operations	15,162	14,874
Total assets	$281,872	$262,051

22.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Interest paid	$123	$91	$106
Income taxes paid (received)	215	121	125
Significant non-cash investing and financing transactions:
Acquisition of note receivable from affiliate	74	42	54
Other assets received in our financing transaction	-	-	252
Exchange of surplus note for promissory note with affiliate:
Carrying value of asset	109	124	123
Carrying value of liability	(109)	(124)	(123)
Net asset (liability) from exchange	$-	$-	$-

23.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31, (1)
2017
Total revenues	$3,229	$3,237	$3,269	$3,413
Total expenses	2,881	2,840	2,809	3,887
Net income (loss)	349	321	385	963

2016
Total revenues	$2,885	$2,930	$3,181	$3,347
Total expenses	2,781	2,677	2,739	2,706
Net income (loss)	125	219	359	470

(1)Fourth quarter 2017 results include a goodwill impairment charge and the impacts of remeasuring our existing deferred tax balances for the impact of the Tax Act as disclosed elsewhere herein.

24.  Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Balance Sheets:

	As of December 31,
	2017	2016
Assets with affiliates:
Accrued inter-company interest receivable	$8	$8	Accrued investment income
Bonds	1,444	1,611	Fixed maturity AFS securities
Limited partnerships	(66)	-	Other investments
Ceded reinsurance contracts	(188)	(191)	Deferred acquisition costs and value of
			business acquired
Ceded reinsurance contracts	2,152	2,148	Reinsurance recoverables
Ceded reinsurance contracts	8	112	Reinsurance related embedded derivatives
Ceded reinsurance contracts	39	207	Other assets
Cash management agreement	441	164	Other assets
Service agreement receivable	15	27	Other assets

Liabilities with affiliates:
Accrued inter-company interest payable	29	26	Other liabilities
Assumed reinsurance contracts	32	31	Future contract benefits
Assumed reinsurance contracts	400	403	Other contract holder funds
Service agreement payable	8	34	Other liabilities
Ceded reinsurance contracts	(47)	(47)	Other contract holder funds
Ceded reinsurance contracts	2,587	2,851	Funds withheld reinsurance liabilities
Ceded reinsurance contracts	(166)	(171)	Deferred gain on business sold
			through reinsurance
Ceded reinsurance contracts	984	84	Other liabilities
Inter-company short-term debt	10	280	Short-term debt
Inter-company long-term debt	2,374	2,549	Long-term debt

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended
	December 31,
	2017	2016	2015
Revenues with affiliates:
Premiums received on assumed (paid on ceded)	$(393)	$(389)	$(411)	Insurance premiums
reinsurance contracts
Net investment income on inter-company notes	42	38	31	Net investment income
Fees for management of general account	(100)	(117)	(109)	Net investment income
Net investment income on ceded funds withheld treaties	(84)	(69)	(62)	Net investment income
Realized gains (losses) on ceded reinsurance contracts:
GLB reserves embedded derivatives	(1,055)	(516)	664	Realized gain (loss)
Reinsurance related settlements	951	488	(881)	Realized gain (loss)
Other gains (losses)	(150)	(93)	157	Realized gain (loss)
Amortization of deferred gain on reinsurance contracts	(5)	(5)	(5)	Amortization of deferred gain
				on business sold through
				reinsurance
Benefits and expenses with affiliates:
Reinsurance (recoveries) benefits on ceded reinsurance	(299)	(424)	(478)	Benefits
Ceded reinsurance contracts	(12)	(14)	(15)	Commissions and other
				expenses
Service agreement payments	3	76	42	Commissions and other
				expenses
Interest expense on inter-company debt	120	111	102	Interest and debt expense
Interest credited on assumed reinsurance contracts	67	61	59	Interest credited

Bonds

LNC issues bonds to us for a predetermined face value to be repaid by LNC at a predetermined maturity with a specified interest rate.

Cash Management Agreement

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNC can lend to or borrow from us to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  The borrowing and lending limit is currently 3% of our admitted assets as of December 31, 2017.

Service Agreement

In accordance with service agreements with LNC and other subsidiaries of LNC for personnel and facilities usage, general management services and investment management services, we receive services from and provide services to affiliated companies and receive an allocation of corporate overhead.  Corporate overhead expenses are allocated based on specific methodologies for each function.  The majority of the expenses are allocated based on the following methodologies: headcount, capital, investments by product, assets under management, weighted policies in force and sales.

Ceded Reinsurance Contracts

As discussed in Note 9, we cede insurance contracts to and assume insurance contracts from LNBAR.  We cede certain guaranteed benefit risks (including certain GDB and GWB benefits) to LNBAR.  As discussed in Note 6, we cede the GLB reserves embedded derivatives and the related hedge results to LNBAR.

Substantially all reinsurance ceded to affiliated companies is with unauthorized companies.  To take reserve credit for such reinsurance, we hold assets from the reinsurer, including funds held under reinsurance treaties, and are the beneficiary of LOCs aggregating to $610 million and $320 million as of December 31, 2017 and 2016, respectively.  The LOCs are obtained by the affiliate reinsurer and issued by banks in order for the Company to recognize the reserve credit.

25.  Subsequent Events

On January 19, 2018, LNL and, for the limited purposes set forth therein, LNC, entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (collectively with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, to acquire all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which currently operates Liberty’s Group Benefits Business (the “Liberty Group Business”) and Individual Life and Annuity Business (the “Liberty Life Business”), for cash consideration of approximately $3.3 billion (the “Liberty Transaction”).

The consideration includes approximately $1.4 billion total net investment for the Liberty Group Business, including a purchase price of $1.0 billion and $425 million in required capital.  The remaining components of the payment to Sellers include $410 million of individual life and annuity value paid by Reinsurer, $1.2 billion associated with excess capital in Liberty Life and $211 million of tax items.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life and Reinsurer agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”) and related ancillary documents at the closing of the Liberty Transaction.  On the terms and subject to the conditions of the Reinsurance Agreement, Liberty Life will cede to Reinsurer, effective as of the closing of the Liberty Transaction, the insurance policies relating to the Liberty Life Business.  The aggregate statutory reserves of Liberty Life to be ceded to Reinsurer as of the closing of the Liberty Transaction are expected to be approximately $13 billion.  To support its obligations under the Reinsurance Agreement, Reinsurer will establish a trust account for the benefit of LNL.

The Liberty Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreement and related ancillary documents.  LNL expects the Liberty Transaction to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.  We have requested regulatory approval for the Liberty Transaction and expect to receive such approval in due course.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.  This annual report also does not include an attestation report of the Company’s registered public accounting regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item omitted.

Item 11.  Executive Compensation

Item omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item omitted.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The table below shows the total fees (in millions) that Ernst & Young received for professional services rendered for fiscal year 2017, with a breakdown of fees paid for different categories of work.

	For the Year Ended
	December 31, 2017
		% of
	Expense	Total Fees
Audit Fees (1)	$9	90%
Audit-Related Fees (2)	1	10%
Tax Fees (3)	-	0%
All Other Fees	-	0%
Total Fees	$10	100%

(1)

Audit Fees. Fees for audit services include fees and expenses associated with the annual audit, the reviews of our interim financial statements included in quarterly reports on Form 10-Q, accounting consultations directly associated with the audit, and services normally provided in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related services principally include employee benefit plan audits, service auditor reports on internal controls, due diligence procedures in connection with acquisitions and dispositions, reviews of registration statements and prospectuses, and accounting consultations not directly associated with the audit or quarterly reviews.

(3)	Tax Fees. Fees for tax services include tax-filing and advisory services.

Other Information

Ernst & Young has advised us that neither it nor any member of the firm has any financial interest, direct or indirect, in any capacity in us or our subsidiaries. The Company has made similar inquiries of our directors and executive officers, and we have identified no such direct or indirect financial interest in Ernst & Young.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of The Lincoln National Life Insurance Company are included in Part II – Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2017,  2016 and 2015

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2017,  2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017,  2016 and 2015

Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a)  (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 138, which is incorporated herein by reference.

(c) The Financial Statement Schedules for The Lincoln National Life Insurance Company begin on page FS-2, which are incorporated herein by reference.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of LNL, incorporated by reference to Exhibit 3.1 to LNL’s Form 10 (File No. 000-55871) filed with the SEC on November 15, 2017.
3.2	Amended and Restated Bylaws of LNL (effective April 26, 2006), incorporated by reference to Exhibit 3.2 to LNL’s Form 10 (File No. 000-55871) filed with the SEC on November 15, 2017.
10.1

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.2

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.3

Master Transaction Agreement, dated as of January 18, 2018, by and among The Lincoln National Life Insurance Company, for the limited purposes set forth therein, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc., Protective Life Insurance Company and for the limited purposes set forth therein, Protective Life Corporation (filed as Exhibit 2.1 to Lincoln National Corporation’s Current Report on Form 8-K filed on January 22, 2018, and incorporated herein by reference).*

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 13, 2018	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2018.

Signature	Title

/s/ Dennis R. Glass	President and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President, Chief Financial Officer and Director
Randal J. Freitag	(Principal Financial Officer)

/s/ Christine A. Janofsky	Senior Vice President and Controller
Christine A. Janofsky	(Principal Accounting Officer)

/s/ Ellen G. Cooper	Executive Vice President, Chief Investment Officer and Director
Ellen G. Cooper

/s/ Wilford H. Fuller	Executive Vice President and Director
Wilford H. Fuller

/s/ Kirkland L. Hicks	Executive Vice President and Director
Kirkland L. Hicks

/s/ Keith J. Ryan	Vice President and Director
Keith J. Ryan

Index to Financial Statement Schedules

I	– Summary of Investments – Other than Investments in Related Parties	FS-2
III	– Supplementary Insurance Information	FS-3
IV	– Reinsurance	FS-5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7.  Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates” on page 31 for more detail on items contained within these schedules.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2017
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government bonds	$497	$533	$533
Foreign government bonds	391	446	446
State and municipal bonds	4,033	4,959	4,959
Public utilities	12,356	13,763	13,763
All other corporate bonds	62,565	67,397	67,397
Mortgage-backed and asset-backed securities	5,399	5,618	5,618
Hybrid and redeemable preferred securities	561	624	624
Total available-for-sale fixed maturity securities	85,802	93,340	93,340

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	184	188	188
Industrial, miscellaneous and all other	44	33	33
Non-redeemable preferred securities	19	25	25
Total available-for-sale equity securities	247	246	246

Trading securities	1,348	1,533	1,533
Mortgage loans on real estate	10,662	10,773	10,662
Real estate	11	N/A	11
Policy loans	2,379	N/A	2,379
Derivative investments (2)	1,538	845	845
Other investments	2,006	2,006	2,006
Total investments	$103,993		$111,022

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $455 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums (2)

	As of or For the Year Ended December 31, 2017
Annuities	$3,806	$1,942	$-	$21,739	$475
Retirement Plan Services	197	4	-	18,719	-
Life Insurance	4,225	12,023	-	38,705	546
Group Protection	180	2,262	-	161	1,998
Other Operations	-	5,832	-	157	(1)
Total	$8,408	$22,063	$-	$79,481	$3,018

	As of or For the Year Ended December 31, 2016
Annuities	$3,836	$2,485	$-	$21,227	$162
Retirement Plan Services	203	4	-	17,878	(6)
Life Insurance	4,913	10,697	-	38,510	481
Group Protection	191	2,280	-	168	1,940
Other Operations	-	5,215	-	323	2
Total	$9,143	$20,681	$-	$78,106	$2,579

	As of or For the Year Ended December 31, 2015
Annuities	$3,793	$2,095	$-	$21,182	$246
Retirement Plan Services	217	4	-	16,583	(7)
Life Insurance	5,243	9,845	-	37,808	422
Group Protection	240	2,347	-	170	2,163
Other Operations	-	5,602	-	740	1
Total	$9,493	$19,893	$-	$76,483	$2,825

(1)	Unearned premiums are included in Column C, future contract benefits.
(2)	Includes amounts ceded to LNBAR.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2017
Annuities	$982	$1,077	$402	$1,285	$-
Retirement Plan Services	893	539	26	395	-
Life Insurance	2,496	4,242	455	678	-
Group Protection	167	1,352	79	611	-
Other Operations	222	166	-	205	-
Total	$4,760	$7,376	$962	$3,174	$-

	As of or For the Year Ended December 31, 2016
Annuities	$983	$972	$310	$1,196	$-
Retirement Plan Services	855	514	27	387	-
Life Insurance	2,403	3,774	709	642	-
Group Protection	176	1,324	126	579	-
Other Operations	214	190	-	153	-
Total	$4,631	$6,774	$1,172	$2,957	$-

	As of or For the Year Ended December 31, 2015
Annuities	$977	$1,008	$284	$1,210	$-
Retirement Plan Services	842	497	29	384	-
Life Insurance	2,390	3,662	806	603	-
Group Protection	183	1,637	80	574	-
Other Operations	219	197	-	244	-
Total	$4,611	$7,001	$1,199	$3,015	$-

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2017
Individual life insurance in force (1)	$1,014,841	240,034	13,476	$788,283	1.7%
Premiums:
Life insurance and annuities (2)	8,783	1,786	90	7,087	1.3%
Accident and health insurance	1,320	31	11	1,300	0.8%
Total premiums	$10,103	$1,817	$101	$8,387

	As of or For the Year Ended December 31, 2016
Individual life insurance in force (1)	$969,563	237,520	14,522	$746,565	1.9%
Premiums:
Life insurance and annuities (2)	8,098	1,695	93	6,496	1.4%
Accident and health insurance	1,275	33	12	1,254	1.0%
Total premiums	$9,373	$1,728	$105	$7,750

	As of or For the Year Ended December 31, 2015
Individual life insurance in force (1)	$962,457	$233,309	$14,969	$744,117	2.0%
Premiums:
Life insurance and annuities (2)	7,937	1,616	69	6,390	1.1%
Accident and health insurance	1,417	36	14	1,395	1.0%
Total premiums	$9,354	$1,652	$83	$7,785

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.