Form 10-Q
period 2018-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2018-05-09
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 1-6028

_________________

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

_________________

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Clinton Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (260) 455-2000

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒  (Do not check if a smaller reporting company)

Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 4, 2018, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $86,086; 2017 – $85,802)	$90,709	$93,340
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,468	1,533
Equity securities	112	-
Mortgage loans on real estate	10,954	10,662
Real estate	11	11
Policy loans	2,369	2,379
Derivative investments	725	845
Other investments	1,807	2,006
Total investments	108,155	111,022
Cash and invested cash	1,239	947
Deferred acquisition costs and value of business acquired	9,296	8,408
Premiums and fees receivable	479	394
Accrued investment income	1,107	1,052
Reinsurance recoverables	6,707	6,515
Reinsurance related embedded derivatives	58	-
Funds withheld reinsurance assets	582	598
Goodwill	1,368	1,368
Other assets	7,382	7,349
Separate account assets	142,761	144,219
Total assets	$279,134	$281,872

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$22,116	$22,063
Other contract holder funds	79,998	79,481
Short-term debt	39	10
Long-term debt	2,363	2,374
Reinsurance related embedded derivatives	-	51
Funds withheld reinsurance liabilities	4,588	4,348
Deferred gain on business sold through reinsurance	39	41
Payables for collateral on investments	4,172	4,354
Other liabilities	5,821	6,486
Separate account liabilities	142,761	144,219
Total liabilities	261,897	263,427

Contingencies and Commitments (See Note 9)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	10,712	10,713
Retained earnings	4,168	4,405
Accumulated other comprehensive income (loss)	2,357	3,327
Total stockholder’s equity	17,237	18,445
Total liabilities and stockholder’s equity	$279,134	$281,872

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenues
Insurance premiums	$709	$735
Fee income	1,391	1,291
Net investment income	1,176	1,176
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(4)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(2)	(4)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	24	(85)
Total realized gain (loss)	22	(89)
Amortization of deferred gain (loss) on business sold through reinsurance	(1)	17
Other revenues	107	99
Total revenues	3,404	3,229
Expenses
Interest credited	645	639
Benefits	1,219	1,237
Commissions and other expenses	1,010	964
Interest and debt expense	32	32
Strategic digitization expense	15	9
Total expenses	2,921	2,881
Income (loss) before taxes	483	348
Federal income tax expense (benefit)	76	(1)
Net income (loss)	407	349
Other comprehensive income (loss), net of tax:	(1,614)	252
Comprehensive income (loss)	$(1,207)	$601

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2018	2017
Common Stock
Balance as of beginning-of-year	$10,713	$10,696
Stock compensation/issued for benefit plans	(1)	(4)
Balance as of end-of-period	10,712	10,692

Retained Earnings
Balance as of beginning-of-year	4,405	3,342
Cumulative effect from adoption of new accounting standards	(644)	-
Net income (loss)	407	349
Dividends declared	-	(210)
Balance as of end-of-period	4,168	3,481

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,327	1,782
Cumulative effect from adoption of new accounting standards	644	-
Other comprehensive income (loss), net of tax	(1,614)	252
Balance as of end-of-period	2,357	2,034
Total stockholder’s equity as of end-of-period	$17,237	$16,207

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$407	$349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(5)	4
Trading securities purchases, sales and maturities, net	38	23
Change in premiums and fees receivable	(85)	(36)
Change in accrued investment income	(43)	(54)
Change in future contract benefits and other contract holder funds	365	(189)
Change in reinsurance related assets and liabilities	(520)	34
Change in federal income tax accruals	76	(1)
Realized (gain) loss	(22)	89
Amortization of deferred (gain) loss on business sold through reinsurance	1	(17)
Change in cash management agreement	128	(33)
Other	30	(53)
Net cash provided by (used in) operating activities	370	116

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(2,005)	(3,014)
Sales of available-for-sale securities and equity securities	430	457
Maturities of available-for-sale securities	1,353	1,279
Purchases of alternative investments	(63)	(53)
Sales and repayments of alternative investments	31	53
Proceeds from affiliate transfer of alternative investments	-	64
Issuance of mortgage loans on real estate	(546)	(331)
Repayment and maturities of mortgage loans on real estate	253	217
Issuance and repayment of policy loans, net	11	18
Net change in collateral on investments, derivatives and related settlements	(108)	(15)
Other	(33)	(25)
Net cash provided by (used in) investing activities	(677)	(1,350)

Cash Flows from Financing Activities
Issuance (payment) of short-term debt	29	18
Deposits of fixed account values, including the fixed portion of variable	2,759	2,707
Withdrawals of fixed account values, including the fixed portion of variable	(1,486)	(1,506)
Transfers to and from separate accounts, net	(686)	(356)
Common stock issued for benefit plans	(17)	(18)
Dividends paid	-	(210)
Net cash provided by (used in) financing activities	599	635

Net increase (decrease) in cash, invested cash and restricted cash	292	(599)
Cash, invested cash and restricted cash as of beginning-of-year	947	2,057
Cash, invested cash and restricted cash as of end-of-period	$1,239	$1,458

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana.  We own 100% of the outstanding common stock of Lincoln Life & Annuity Company of New York (“LLANY”), our insurance company subsidiary.  We also own several non-insurance companies, including Lincoln Financial Distributors and Lincoln Financial Advisors, LNC’s wholesaling and retailing business units, respectively.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.  LNL is licensed and sells its products throughout the U.S. and several U.S. territories.  See Note 13 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2017 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board and the impact of the adoption on our financial statements.  ASUs not listed below were assessed and determined to be either not applicable or not material in presentation or amount.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers and all related amendments

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services and defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Although the standard and all related amendments supersede nearly all existing revenue recognition guidance under GAAP, the guidance does not amend the accounting for insurance and investment contracts recognized in accordance with Accounting Standards Codification ™ ("ASC") Topic 944, Financial Services – Insurance, leases, financial instruments and guarantees.

January 1, 2018

We adopted the standard and all related amendments using the modified retrospective method.  Our primary sources of revenue are recognized in accordance with ASC Topic 944, Financial Services – Insurance; as such, revenue within the scope of the new standard primarily includes commissions and advisory fees earned by our broker dealer operation.  The adoption did not have a material impact on our consolidated financial condition, results of operations, stockholder's equity or cash flows.  There were no material changes in the timing or measurement of revenues based upon the guidance.  As a result, there is no cumulative effect on retained earnings.  For more information, see Note 13.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income in the period of the change in fair value.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  The guidance does not apply to Federal Home Loan Bank (“FHLB”) Stock.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments were adopted in the financial statements through a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.

January 1, 2018

At the time of adoption, we had equity securities classified as available-for-sale (“AFS”) with a total carrying value of $246 million.  We classified, prospectively, $110 million of equity securities within the scope of this ASU in a separate line on our Consolidated Balance Sheets.  The remaining securities, consisting of $136 million of FHLB stock, are classified in other investments on our Consolidated Balance Sheet and carried at cost. The cumulative-effect adjustment of adopting this ASU did not have a material impact on our consolidated financial condition or results of operations.

ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) of 2017.  The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in accumulated other comprehensive income (loss) (“AOCI”) resulting from the change in the statutory corporate tax rate from 35% to 21%.  Early adoption is permitted and retrospective application is required.

		January 1, 2018	We retrospectively reclassified $644 million of stranded tax effects from AOCI to retained earnings in the period of adoption.

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

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
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

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Acquisition

As previously announced, on May 1, 2018, LNL and LNC completed the previously disclosed acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which operated Liberty’s group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”).

The acquisition was completed pursuant to a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (together with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, which Master Transaction Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents with each of Reinsurer and Protective Life and Annuity Insurance Company (together with Reinsurer, “Reinsurers”) at the closing of the transaction.  On the terms and subject to the conditions of the Reinsurance Agreements, Liberty Life ceded to Reinsurers, effective as of May 1, certain insurance policies relating to the Liberty Life Business.  To support their obligations under the Reinsurance Agreements, Reinsurers have established trust accounts for the benefit of LNL.

4.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our consolidated variable interest entities (“VIEs”), which information is incorporated herein by reference.

Unconsolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs.  We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs.  Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.5 billion and $1.4 billion as of March  31, 2018 and December 31, 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $29 million and $31 million as of March  31, 2018, and December 31, 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2018 and 2017, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2018.

5.  Investments

AFS Securities

See Note 1 in our 2017 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.  In addition, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018 that resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$75,264	$4,465	$898	$(8)	$78,839
Asset-backed securities ("ABS")	847	46	7	(15)	901
U.S. government bonds	343	28	2	-	369
Foreign government bonds	390	45	-	-	435
Residential mortgage-backed securities ("RMBS")	3,090	127	65	(21)	3,173
Commercial mortgage-backed securities ("CMBS")	668	5	14	(3)	662
Collateralized loan obligations ("CLOs")	872	1	3	(5)	875
State and municipal bonds	4,051	803	10	-	4,844
Hybrid and redeemable preferred securities	561	70	20	-	611
Total AFS securities	$86,086	$5,590	$1,019	$(52)	$90,709

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$74,921	$6,573	$341	$(7)	$81,160
ABS	882	51	6	(26)	953
U.S. government bonds	497	37	1	-	533
Foreign government bonds	391	55	-	-	446
RMBS	3,125	148	36	(21)	3,258
CMBS	589	10	2	(2)	599
CLOs	803	2	2	(5)	808
State and municipal bonds	4,033	932	6	-	4,959
Hybrid and redeemable preferred securities	561	85	22	-	624
Total fixed maturity securities	85,802	7,893	416	(61)	93,340
Equity AFS securities	247	16	17	-	246
Total AFS securities	$86,049	$7,909	$433	$(61)	$93,586

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,501	$3,535
Due after one year through five years	17,420	17,740
Due after five years through ten years	16,530	16,713
Due after ten years	43,158	47,110
Subtotal	80,609	85,098
Structured securities (ABS, MBS, CLOs)	5,477	5,611
Total fixed maturity AFS securities	$86,086	$90,709

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$19,380	$496	$4,371	$405	$23,751	$901
ABS	101	2	134	13	235	15
U.S. government bonds	100	1	18	1	118	2
RMBS	638	17	566	48	1,204	65
CMBS	450	10	59	4	509	14
CLOs	547	3	75	-	622	3
State and municipal bonds	94	2	95	8	189	10
Hybrid and redeemable
preferred securities	36	1	123	19	159	20
Total AFS securities	$21,346	$532	$5,441	$498	$26,787	$1,030

Total number of AFS securities in an unrealized loss position						2,156

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,726	$67	$4,706	$276	$9,432	$343
ABS	56	-	143	15	199	15
U.S. government bonds	156	-	19	1	175	1
RMBS	277	4	599	33	876	37
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	33	-	89	5	122	5
Hybrid and redeemable
preferred securities	20	-	124	22	144	22
Total fixed maturity securities	5,662	73	5,812	355	11,474	428
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,684	$87	$5,820	$358	$11,504	$445

Total number of AFS securities in an unrealized loss position						1,095

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$102	$33	$2	18
Six months or greater, but less than nine months	17	8	-	4
Nine months or greater, but less than twelve months	-	-	-	3
Twelve months or greater	174	60	8	30
Total	$293	$101	$10	55

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	12	6	-	7
Twelve months or greater	209	77	10	49
Total	$379	$141	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $602 million for the three months ended March 31, 2018.  As discussed further below, we believe the unrealized loss position as of March 31, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of March 31, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of March 31, 2018, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$358	$411
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	2	1
Credit losses on securities for which an OTTI was previously recognized	-	3
Decreases attributable to:
Securities sold, paid down or matured	(1)	(41)
Balance as of end-of-period	$359	$374

During the three months ended March 31, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•	Failure of the issuer of the security to make scheduled payments;
•	Deterioration of creditworthiness of the issuer;
•	Deterioration of conditions specifically related to the security;
•	Deterioration of fundamentals of the industry in which the issuer operates; and
•	Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on fixed maturity AFS securities.

Mortgage Loans on Real Estate

See Note 1 in our 2017 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 20% and 21% of mortgage loans on real estate as of March 31, 2018, and December 31, 2017, respectively, and Texas which accounted for 12% of mortgage loans on real estate as of March 31, 2018, and December 31, 2017.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2018	2017
Current	$10,954	$10,662
60 to 90 days past due	-	-
Greater than 90 days past due	3	3
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	-	-
Total carrying value	$10,954	$10,662

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$11	$11
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$8	$8

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$3	$2
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$3	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Average carrying value for impaired mortgage loans on real estate	$8	$5
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

As described in Note 1 in our 2017 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of March 31, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$9,865	90.0%	2.27	$9,563	89.7%	2.27
65% to 74%	995	9.1%	1.93	1,000	9.4%	1.94
75% to 100%	86	0.8%	0.98	91	0.8%	0.97
Greater than 100%	8	0.1%	0.82	8	0.1%	0.82
Total mortgage loans on real estate	$10,954	100.0%		$10,662	100.0%

Alternative Investments

As of March 31, 2018, and December 31, 2017, alternative investments included investments in 225 and 221 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$13	$8
Gross losses	(32)	(12)
Equity AFS securities:
Gross gains	-	1
Gross losses	-	-
Gain (loss) on other investments (2)	(1)	(4)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(7)
Total realized gain (loss) related to certain investments, pre-tax	$(25)	$(14)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held as of March 31, 2018 of less than $1 million.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)
ABS	-	(1)
RMBS	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(4)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income (loss), pre-tax	$(2)	$(4)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-
Change in DAC, VOBA, DSI and DFEL	-	-
Net portion of OTTI recognized in OCI, pre-tax	$-	$-

Determination of Credit Losses on Corporate Bonds and ABS

As of March 31, 2018, and December 31, 2017, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2018, and December 31, 2017, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2018, and December 31, 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.3 billion and $3.4 billion, respectively, and a fair value of $3.2 billion and $3.4 billion, respectively.  As of March 31, 2018, and December 31, 2017, 98% of the fair value of our ABS portfolio was rated investment grade.  As of March 31, 2018, and December 31, 2017, the portion of our ABS portfolio rated below investment grade had an amortized cost of $43 million and a fair value of $41  million.  Based upon the analysis discussed above, we believe as of March 31, 2018, and December 31, 2017, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of March 31, 2018, and December 31, 2017, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$587	$587	$701	$701
Securities pledged under securities lending agreements (2)	154	149	222	213
Securities pledged under repurchase agreements (3)	531	557	531	554
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,900	4,206	2,900	4,235
Total payables for collateral on investments	$4,172	$5,499	$4,354	$5,703

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2018	2017
Collateral payable for derivative investments	$(114)	$36
Securities pledged under securities lending agreements	(68)	(90)
Securities pledged under repurchase agreements	-	1
Investments pledged for FHLBI	-	150
Total increase (decrease) in payables for collateral on investments	$(182)	$97

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of March 31, 2018
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$281	$150	$531
Total	-	100	281	150	531
Securities Lending
Corporate bonds	154	-	-	-	154
Total	154	-	-	-	154
Total gross secured borrowings	$154	$100	$281	$150	$685

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$281	$150	$531
Total	-	100	281	150	531
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$281	$150	$753

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of March 31, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $629 million.  As of March 31, 2018, we have re-pledged $337 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of March 31, 2018, our investment commitments were $1.6 billion, which included $735 million of LPs, $582 million of mortgage loans on real estate and $280 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2018, and December 31, 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.2 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.2 billion and $930 million, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS,  trading and equity securities.

As of March 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry and the consumer non-cyclical industry with a fair value of $14.8 billion and $13.6 billion, respectively, or 14% and 13%, respectively, of our invested assets portfolio.  As of December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the utilities industry with a fair of  $14.3 billion and $13.8 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk and credit risk.  See Note 1 in our 2017 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2017 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,674	$21	$37	$1,544	$45	$16
Foreign currency contracts (1)	1,887	47	139	1,804	79	79
Total cash flow hedges	3,561	68	176	3,348	124	95
Fair value hedges:
Interest rate contracts (1)	564	-	142	563	-	174
Non-Qualifying Hedges
Interest rate contracts (1)	99,814	498	164	72,937	657	127
Foreign currency contracts (1)	114	-	-	22	-	-
Equity market contracts (1)	30,416	656	374	30,918	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB")
direct (2)	-	1,110	-	-	903	-
GLB ceded (2) (3)	-	45	1,155	-	51	954
Reinsurance related (4)	-	58	-	-	-	51
Indexed annuity and IUL contracts (2) (5)	-	17	1,346	-	11	1,418
Total derivative instruments	$134,469	$2,452	$3,357	$107,840	$2,308	$3,376

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2018
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$25,136	$13,592	$45,940	$17,384	$-	$102,052
Foreign currency contracts (2)	114	290	426	1,161	10	2,001
Equity market contracts	18,923	8,431	384	14	2,664	30,416
Total derivative instruments
with notional amounts	$44,173	$22,313	$46,750	$18,559	$2,674	$134,469

(1)	As of March 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 2019.
(2)	As of March 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$27	$93
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	6	-
Cash flow hedges:
Interest rate contracts	(46)	(8)
Foreign currency contracts	(37)	11
Change in foreign currency exchange rate adjustment	(50)	(20)
Change in DAC, VOBA, DSI and DFEL	4	(4)
Income tax benefit (expense)	28	7
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Foreign currency contracts (1)	5	4
Foreign currency contracts (2)	-	5
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)
Income tax benefit (expense)	(1)	(3)
Balance as of end-of-period	$(72)	$73

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$2
Foreign currency contracts (1)	5	4
Foreign currency contracts (2)	-	5
Total cash flow hedges	6	11
Fair value hedges:
Interest rate contracts (1)	(4)	(7)
Interest rate contracts (2)	33	8
Total fair value hedges	29	1
Non-Qualifying Hedges
Interest rate contracts (2)	(312)	(50)
Foreign currency contracts (2)	2	3
Equity market contracts (2)	7	(526)
Equity market contracts (3)	(2)	9
Embedded derivatives:
Reinsurance related (2)	125	(21)
Indexed annuity and IUL contracts (2)	52	(120)
Total derivative instruments	$(93)	$(693)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Offset to net investment income	$6	$6
Offset to realized gain (loss)	$-	$5

As of March 31, 2018,  $28 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

As of December 31, 2017, information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of December 31, 2017
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2022	(3)	(4)	BBB+	1	$1	$52
					1	$1	$52

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Maximum potential payout	$-	$52
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$52

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2018, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, we and our insurance subsidiary have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2018 and December 31, 2017, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$79	$(4)	$116	$(1)
A+	103	(104)	178	(453)
A	185	(3)	170	(48)
A-	219	-	237	-
BBB+	-	(11)	-	(4)
	$586	$(122)	$701	$(506)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$976	$1,230	$2,206
Gross amounts offset	(251)	-	(251)
Net amount of assets	725	1,230	1,955
Gross amounts not offset:
Cash collateral	(586)	-	(586)
Non-cash collateral	(80)	-	(80)
Net amount	$59	$1,230	$1,289

Financial Liabilities
Gross amount of recognized liabilities	$728	$2,501	$3,229
Gross amounts offset	(247)	-	(247)
Net amount of liabilities	481	2,501	2,982
Gross amounts not offset:
Cash collateral	(122)	-	(122)
Non-cash collateral	(205)	-	(205)
Net amount	$154	$2,501	$2,655

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,082	$965	$2,047
Gross amounts offset	(237)	-	(237)
Net amount of assets	845	965	1,810
Gross amounts not offset:
Cash collateral	(701)	-	(701)
Net amount	$144	$965	$1,109

Financial Liabilities
Gross amount of recognized liabilities	$1,037	$2,423	$3,460
Gross amounts offset	(261)	-	(261)
Net amount of liabilities	776	2,423	3,199
Gross amounts not offset:
Cash collateral	(506)	-	(506)
Net amount	$270	$2,423	$2,693

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 16% and zero for the three months ended March 31, 2018 and 2017, respectively.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, were the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.

The SEC previously issued rules that allow for a one year measurement period after the enactment of the Tax Act to finalize calculations and recording of the related tax impacts.  Subsequent to the Tax Act, we have continued to review and analyze the provisions of the Tax Act, including the actual and potential impact of the reduction in the U.S. federal corporate income tax rate and the impact of specific life insurance provisions on our financial statements.  While we do not anticipate any significant changes to amounts currently recorded, any additional adjustments to amounts recorded as a result of the Tax Act will be made during 2018.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$95,959	$96,941
Net amount at risk (2)	119	81
Average attained age of contract holders	64 years	64 years

Minimum Return
Total account value	$104	$108
Net amount at risk (2)	17	18
Average attained age of contract holders	76 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,071	$26,596
Net amount at risk (2)	543	417
Average attained age of contract holders	70 years	70 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$100	$110
Changes in reserves	11	(5)
Benefits paid	(3)	(6)
Balance as of end-of-period	$108	$99

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Asset Type
Domestic equity	$58,549	$59,647
International equity	20,609	20,837
Fixed income	40,443	40,626
Total	$119,601	$121,110
Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 32% of total life insurance in-force reserves as of March 31, 2018 and December 31, 2017.  UL and VUL products with secondary guarantees represented 35% and 26% of total sales for the three months ended March 31, 2018 and 2017, respectively.

9.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2018.    While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March 31, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Certain reinsurers have sought rate increases on certain yearly renewable term treaties.  We are disputing the requested rate increases under these treaties.  We have initiated and will initiate arbitration proceedings, as necessary, under these treaties in order to protect our contractual rights.  Additionally, reinsurers may initiate arbitration proceedings against us.  We believe it is unlikely the outcome of these disputes will have a material adverse effect on our financial condition.  For more information about reinsurance, see Note 9 in our 2017 Form 10-K.

Cost of Insurance Litigation

Tutor v. Lincoln National Corporation and The Lincoln National Life Insurance Company, No. 2:17-cv-04150, filed in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action filed on September 18, 2017.  In March 2018, the Tutor case was consolidated with a newly-filed matter captioned Trinchero, et al. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, filed in the same court, No. 18-cv-00765.  The consolidated case is captioned In re: Lincoln National 2017 COI Rate Litigation, Master File No. 17-cv-04150.  Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017.  Plaintiffs seek to represent classes of policyholders and seek damages on their behalf.  We are vigorously defending this matter.

See Note 13 in our 2017 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

10.  Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,283	$1,687
Cumulative effect from adoption of new accounting standards	634	-
Unrealized holding gains (losses) arising during the period	(2,924)	505
Change in foreign currency exchange rate adjustment	53	21
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	957	(119)
Income tax benefit (expense)	403	(144)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(19)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	(5)
Income tax benefit (expense)	5	3
Balance as of end-of-period	$2,424	$1,955
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$39	$22
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-
Gross OTTI recognized in OCI during the period	-	-
Change in DAC, VOBA, DSI and DFEL	-	-
Income tax benefit (expense)	(1)	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(9)	7
Change in DAC, VOBA, DSI and DFEL	(10)	(1)
Income tax benefit (expense)	4	(2)
Balance as of end-of-period	$32	$26
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$27	$93
Cumulative effect from adoption of new accounting standard	6	-
Unrealized holding gains (losses) arising during the period	(83)	3
Change in foreign currency exchange rate adjustment	(50)	(20)
Change in DAC, VOBA, DSI and DFEL	4	(4)
Income tax benefit (expense)	28	7
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	6	11
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)
Income tax benefit (expense)	(1)	(3)
Balance as of end-of-period	$(72)	$73
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(20)
Cumulative effect from adoption of new accounting standard	(5)	-
Balance as of end-of-period	$(27)	$(20)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2018	2017

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(19)	$(3)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(4)	(5)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(23)	(8)	operations before taxes
Income tax benefit (expense)	5	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$(18)	$(5)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Foreign currency contracts	5	4	Net investment income
Foreign currency contracts	-	5	Total realized gain (loss)
Total gross reclassifications	6	11
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(2)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	5	9	operations before taxes
Income tax benefit (expense)	(1)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$4	$6	Net income (loss)

11.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Total realized gain (loss) related to certain investments (1)	$(25)	$(14)
Realized gain (loss) on the mark-to-market on certain instruments (2)	105	(14)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(1)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL	-	(2)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(49)	(42)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)
Total realized gain (loss)	$22	$(89)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivatives results), reinsurance related embedded derivatives and trading securities.

(3)

Represents the net difference between the change in the fair value of the S&P 500 Index ® call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$90,709	$90,709	$93,340	$93,340
Equity securities	-	-	246	246
Trading securities	1,468	1,468	1,533	1,533
Equity securities	112	112	-	-
Mortgage loans on real estate	10,954	10,900	10,662	10,773
Derivative investments (1)	725	725	845	845
Other investments	1,807	1,807	2,006	2,006
Cash and invested cash	1,239	1,239	947	947
Reinsurance related embedded derivatives	58	58	-	-
Other assets:
GLB direct embedded derivatives	1,110	1,110	903	903
GLB ceded embedded derivatives	45	45	51	51
Indexed annuity ceded embedded derivatives	17	17	11	11
Separate account assets	142,761	142,761	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,346)	(1,346)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(580)	(580)	(592)	(592)
Account values of certain investment contracts	(31,172)	(33,549)	(32,332)	(36,161)
Short-term debt	(39)	(39)	(10)	(10)
Long-term debt	(2,363)	(2,815)	(2,374)	(2,677)
Reinsurance related embedded derivatives	-	-	(51)	(51)
Other liabilities:
Derivative liabilities (1)	(359)	(359)	(455)	(455)
GLB ceded embedded derivatives	(1,155)	(1,155)	(954)	(954)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  Other investments also include FHLB stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy.  The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 1 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2018, and December 31, 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2018,  or  December 31, 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K:

	As of March 31, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,354	$5,485	$78,839
ABS	-	875	26	901
U.S. government bonds	360	4	5	369
Foreign government bonds	-	327	108	435
RMBS	-	3,173	-	3,173
CMBS	-	635	27	662
CLOs	-	873	2	875
State and municipal bonds	-	4,844	-	4,844
Hybrid and redeemable preferred securities	69	465	77	611
Trading securities	72	1,349	47	1,468
Equity securities	29	56	27	112
Derivative investments (1)	-	533	689	1,222
Cash and invested cash	-	1,239	-	1,239
Reinsurance related embedded derivatives	-	58	-	58
Other assets:
GLB direct embedded derivatives	-	-	1,110	1,110
GLB ceded embedded derivatives	-	-	45	45
Indexed annuity ceded embedded derivatives	-	-	17	17
Separate account assets	966	141,795	-	142,761
Total assets	$1,496	$229,580	$7,665	$238,741

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,346)	$(1,346)
Other liabilities:
Derivative liabilities (1)	-	(446)	(410)	(856)
GLB ceded embedded derivatives	-	-	(1,155)	(1,155)
Total liabilities	$-	$(446)	$(2,911)	$(3,357)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of deferred acquisition costs (“DAC”),  value of business acquired (“VOBA”),  deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$3	$18	$97	$17	$5,485
ABS	26	-	-	-	-	26
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	20	-	27
CLOs	91	-	-	2	(91)	2
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(2)	-	-	-	47
Equity securities	-	-	-	1	26	27
Derivative investments	30	330	(25)	(56)	-	279
Other assets: (5)
GLB direct embedded derivatives	903	207	-	-	-	1,110
GLB ceded embedded derivatives	51	(6)	-	-	-	45
Indexed annuity ceded embedded
derivatives	11	-	-	6	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,418)	52	-	20	-	(1,346)
Other liabilities – GLB ceded embedded
derivatives (5)	(954)	(201)	-	-	-	(1,155)
Total, net	$4,509	$384	$(8)	$90	$(221)	$4,754

	For the Three Months Ended March 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$4,809	$5	$65	$(200)	$131	$4,810
ABS	33	-	1	-	(6)	28
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	4	-	7
CMBS	7	-	-	41	(4)	44
CLOs	68	-	-	5	15	88
State and municipal bonds	-	(1)	-	-	2	1
Hybrid and redeemable
preferred securities	76	-	3	-	-	79
Equity AFS securities	177	1	(1)	5	-	182
Trading securities	65	1	7	(16)	3	60
Derivative investments	(93)	(69)	23	251	-	112
Other assets: (5)
GLB direct embedded derivatives	-	226	-	-	-	226
GLB ceded embedded derivatives	371	(254)	-	-	-	117
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,139)	(120)	-	21	-	(1,238)
Other liabilities: (5)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(342)	-	-	-	(342)
Total, net	$4,117	$(182)	$97	$111	$146	$4,289

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.
(4)

Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(5)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$248	$(57)	$(2)	$(92)	$-	$97
CMBS	21	-	-	(1)	-	20
CLOs	2	-	-	-	-	2
Equity securities	1	-	-	-	-	1
Derivative investments	67	(6)	(117)	-	-	(56)
Other assets – indexed annuity ceded
embedded derivatives	6	-	-	-	-	6
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(27)	-	-	47	-	20
Total, net	$318	$(63)	$(119)	$(46)	$-	$90

	For the Three Months Ended March 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$41	$(62)	$(22)	$(62)	$(95)	$(200)
RMBS	4	-	-	-	-	4
CMBS	41	-	-	-	-	41
CLOs	5	-	-	-	-	5
Equity AFS securities	7	(2)	-	-	-	5
Trading securities	1	(17)	-	-	-	(16)
Derivative investments	47	294	(90)	-	-	251
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(18)	-	-	39	-	21
Total, net	$128	$213	$(112)	$(23)	$(95)	$111

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2018	2017
Derivative investments	$281	$(74)
Embedded derivatives:
Indexed annuity and IUL contracts	(4)	(14)
Other assets – GLB direct and ceded	376	747
Other liabilities – GLB ceded	(376)	(747)
Total, net (1)	$277	$(88)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2018			March 31, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$40	$(23)	$17	$160	$(29)	$131
ABS	-	-	-	-	(6)	(6)
U.S. government bonds	-	-	-	5	-	5
RMBS	-	(12)	(12)	-	-	-
CMBS	-	-	-	-	(4)	(4)
CLOs	-	(91)	(91)	30	(15)	15
State and municipal bonds	-	-	-	2	-	2
Equity AFS securities	-	(161)	(161)	-	-	-
Trading securities	-	-	-	3	-	3
Equity securities	26	-	26	-	-	-
Total, net	$66	$(287)	$(221)	$200	$(54)	$146

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2018 and 2017, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,570	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	22.2%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	3.1%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.0%
Other assets:
GLB direct and ceded
embedded derivatives	1,155	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.30%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	17	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,346)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(1,155)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.30%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2017 Form 10-K for a brief description of these segments and Other Operations.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities;
▪	GLB rider fees ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”);
▪	The net valuation premium of the GLB attributed rider fees;
▪

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value; and

▪	Changes in the fair value of equity securities;
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations;
•	Acquisition and integration costs related to mergers and acquisitions; and
•	Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

We use our prevailing corporate federal income tax rates of 21% and 35%, where applicable, while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenues
Operating revenues:
Annuities	$984	$978
Retirement Plan Services	288	279
Life Insurance	1,549	1,483
Group Protection	552	541
Other Operations	58	78
Excluded realized gain (loss), pre-tax	(27)	(131)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	-	1
Total revenues	$3,404	$3,229

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$272	$278
Retirement Plan Services	40	35
Life Insurance	122	114
Group Protection	29	7
Other Operations	(18)	-
Excluded realized gain (loss), after-tax	(22)	(85)
Net impact from the Tax Cuts and Jobs Act	(12)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	-
Net income (loss)	$407	$349

Revenue from Contracts with Customers

As discussed in Note 2, we adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, that applies primarily to commissions and advisory fees earned by our broker dealer operation.  The following table illustrates the revenue recognized from contracts with customers reported within fee income and other revenues on our Consolidated Statements of Comprehensive Income (Loss) and timing of revenue recognition by segment (in millions):

	For the Three Months Ended March 31, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$133	$42	$5	$-	$-	$180
Other revenues	93	4	3	5	-	105
Total revenue from contracts
with customers	$226	$46	$8	$5	$-	$285

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$2	$1	$2	$-	$-	$5
Transferred over time	224	45	6	5	-	280
Total revenue from contracts
with customers	$226	$46	$8	$5	$-	$285

Revenue recognized from contracts with customers included in fee income consists primarily of wholesaling-related 12b-1 fees and net investment advisory fees.  The 12b-1 fees are received from separate account fund sponsors as compensation for servicing the underlying mutual funds.  The net investment advisory fees are related to asset management of certain separate account funds.  Such revenues are recorded based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers, and on a contractual percentage of the customer’s managed assets over the period advisory services are provided, respectively.

Revenue recognized from contracts with customers included in other revenues relates to our retail sales network and consists primarily of commission revenue for the sale of non-affiliated securities recorded on a trade-date basis and advisory fee income.  Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values.

14.  Subsequent Events

On April 25, 2018, LNL received a capital contribution in the amount of $500 million from LNC.  Management identified no additional items or events required for disclosure.

Item 2.  Management’s Narrative Analysis of the Results of Operations

The Lincoln National Life Insurance Company (“LNL”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company,” “we,” “our” and “us.” LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).  Management’s narrative analysis (“MNA”) of the results of operations for the three months ended March 31, 2018, compared with the corresponding period in 2017 of LNL and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as “Forward-Looking Statements – Cautionary Language,” “Part II – Item 1A. Risk Factors,” the Company’s consolidated financial statements included elsewhere herein and our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part II – Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss) that are United States of America generally accepted accounting principles (“GAAP”) financial measures, we also provide certain non-GAAP financial measures as we believe they are meaningful to evaluate and assess the results of our operating segments.  Operating revenues and income (loss) from operations are the primary non-GAAP financial measures our management believes that explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. We have excluded certain GAAP items that are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.  These non-GAAP financial measures should not be viewed as a substitute for GAAP financial measures.  For additional information see Note 13.

Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I –  Item 1. Business”  and Note 1 in our 2017 Form 10-K for a description of the business.

FORWARD-LOOKING STATEMENTS –  CAUTIONARY LANGUAGE

This Quarterly Report on Form 10-Q, including “Risk Factors” and “Management’s Narrative Analysis of the Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like:  “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance.  In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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
•

Legislative, regulatory or tax changes that affect:  the cost of, or demand for, our products; our ability to conduct business; the impact of recently enacted U.S. federal tax reform legislation on our business, earnings and capital; and the effect of the Fifth Circuit Court of Appeal’s decision vacating the Department of Labor’s fiduciary regulation as well as any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other state regulators;

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

•

The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as:  adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and class action cases; new decisions that result in changes in law; and unexpected trial court rulings;

•

A decline in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit features of our variable annuity products;

•	Changes in our assumptions related deferred acquisition costs (“DAC”) or value of business acquired (“VOBA”);
•	Ineffectiveness of our risk management policies and procedures;
•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products;
•	Changes in accounting principles, practices or policies;
•	Lowering of one or more of our financial strength ratings;
•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;
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

The risks included here are not exhaustive.  Our annual report on Form 10-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated in this Quarterly Report on Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2017 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2017 Form 10-K. If we had unlocked our RTM assumption as of March 31, 2018,  we would have recorded a favorable unlocking of approximately $205 million, pre-tax, for Annuities, approximately $55 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2017 Form 10-K and Note 12 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

Guaranteed Living Benefits

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2017 Form 10-K.

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and divestitures, see Notes 3 and 25 in our 2017 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$272	$278
Retirement Plan Services	40	35
Life Insurance	122	114
Group Protection	29	7
Other Operations	(18)	-
Excluded realized gain (loss), after-tax	(22)	(85)
Net impact from the Tax Cuts and Jobs Act	(12)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	-
Net income (loss)	$407	$349

Comparison of the Three Months Ended March 31, 2018 to 2017

Net income increased due primarily to the following:

•	Realized gains in 2018 as compared to realized losses in 2017.
•	Growth in average account values and business in force.
•	More favorable total loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•

Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction (“DRD”), partially offset by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Cut and Jobs Act (“Tax Act”) and other items in 2018.

•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.
•	Less favorable investment income on alternative investments.
•	Acquisition and integration costs incurred as part of our recent acquisition and higher strategic digitization expense.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

For information on our strategic digitization initiative and the Tax Act, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations” in our 2017 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums (1)	$70	$125
Fee income	538	489
Net investment income	237	243
Operating realized gain (loss) (2)	48	44
Other revenues (3)	91	77
Total operating revenues	984	978
Operating Expenses
Interest credited	146	147
Benefits (1)	91	139
Commissions and other expenses	428	418
Total operating expenses	665	704
Income (loss) from operations before taxes	319	274
Federal income tax expense (benefit)	47	(4)
Income (loss) from operations	$272	$278

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss)” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment decreased due primarily to the following:

•	Federal income tax expense in 2018 as compared to a federal income tax benefit in 2017 (see “Additional Information” below for more information).
•	Higher commissions and other expenses due to an increase in amortization expense as a result of higher actual gross profits.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields and less favorable investment income on alternative investments.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account values.

Additional Information

In 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Act and other items.  The federal income tax benefit in 2017 was driven by one-time and run-rate adjustments primarily associated with our separate account DRD.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three months ended March 31, 2018 and 2017.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums and fee income (1)	$62	$57
Net investment income	220	217
Other revenues (2)	6	5
Total operating revenues	288	279
Operating Expenses
Interest credited	137	132
Commissions and other expenses	106	102
Total operating expenses	243	234
Income (loss) from operations before taxes	45	45
Federal income tax expense (benefit)	5	10
Income (loss) from operations	$40	$35

(1)	Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).
(2)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher insurance premiums and fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values driving higher trail commissions.
•	Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 11% and 14% for the three months ended March 31, 2018 and 2017, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 25% and 27% as of March 31, 2018 and 2017, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums (1)	$131	$115
Fee income	791	745
Net investment income	625	619
Operating realized gain (loss) (2)	1	(2)
Amortization of deferred gain on
business sold through reinsurance	(1)	(1)
Other revenues	2	7
Total operating revenues	1,549	1,483
Operating Expenses
Interest credited	346	342
Benefits	785	725
Commissions and other expenses	274	254
Total operating expenses	1,405	1,321
Income (loss) from operations before taxes	144	162
Federal income tax expense (benefit)	22	48
Income (loss) from operations	$122	$114

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to growth in business in force.
•	Higher commissions and other expenses driven by growth in business in force and higher amortization rates.

Strategies to Address Statutory Reserve Strain

We and Lincoln Life & Annuity Company of New York (“LLANY”) have statutory surplus and risk-based capital levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  For information on strategies we use to reduce the statutory reserve strain caused by XXX and AG38, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

During the first quarter of 2018, we experienced modestly favorable mortality relative to our expectations for claims seasonality.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums	$508	$495
Net investment income	40	43
Other revenues	5	3
Total operating revenues	553	541
Operating Expenses
Interest credited	1	-
Benefits	326	351
Commissions and other expenses	189	179
Total operating expenses	516	530
Income (loss) from operations before taxes	37	11
Federal income tax expense (benefit)	8	4
Income (loss) from operations	$29	$7

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower benefits driven by favorable claims severity and life waiver experience in our life business, and lower incidence in our long-term disability business.
•	Higher insurance premiums due to growth in business and more favorable persistency experience.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher strategic investments to enhance our customer experience and improve efficiency.

Additional Information

While we experienced favorable mortality during the first quarter of 2018, mortality is generally higher in the first quarter of the year due to the seasonality of claims.

Generally, we have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2017 Form 10-K.

For more information about our recent acquisition, see Note 25 in our 2017 Form 10-K and Note 3 herein.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2017 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Net investment income	$54	$54
Amortization of deferred gain on
business sold through reinsurance	-	18
Other revenues	3	6
Total operating revenues	57	78
Operating Expenses
Interest credited	15	18
Benefits	17	22
Other expenses	7	11
Interest and debt expense	32	32
Strategic digitization expense	15	9
Total operating expenses	86	92
Income (loss) from operations before taxes	(29)	(14)
Federal income tax expense (benefit)	(11)	(14)
Income (loss) from operations	$(18)	$-

Comparison of the Three Months Ended March 31, 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.
•	Less favorable federal income tax benefits due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2017 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC(1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$42
Total excluded realized gain (loss)	(27)	(131)
Total realized gain (loss), pre-tax	$22	$(89)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(21)	$(9)
Gain (loss) on the mark-to-market on certain instruments (2)	84	(9)
GLB fees ceded to LNBAR and attributed fees	(82)	(61)
Indexed annuity forward-starting option	(3)	(6)
Total excluded realized gain (loss), after-tax	$(22)	$(85)

(1)

DAC refers to the associated amortization of DAC, VOBA, deferred sales inducements and deferred front-end loads and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)	Includes activity with LNBAR.

Comparison of the Three Months Ended March 31, 2018 to 2017

We had lower realized losses due primarily to the following:

•

Gains on the mark-to-market on certain instruments due primarily to favorable mark-to-market changes between the investments supporting our Modco arrangements and the reinsurance related embedded derivatives and favorable mark-to-market changes on certain derivative instruments due to greater interest rate volatility.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2017 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) Related to Certain Investments” in our 2017 Form 10-K for a discussion of our realized gain (loss) related to certain investments.  In addition, we adopted Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018 that resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2017 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

GLB Fees Ceded to LNBAR and Attributed Fees

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – GLB Fees Ceded to LNBAR and Attributed Fees” in our 2017 Form 10-K for a discussion of our GLB fees ceded to LNBAR and attributed fees.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2017 Form 10-K for a discussion of our indexed annuity forward-starting option.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $370 million and $116  million for the three months ended March 31, 2018 and 2017, respectively.  When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of LLANY and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2017 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2018, was approximately $2.3 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 12 in our 2017 Form 10-K.  Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes of $3.0 billion to finance a portion of the excess reserves as of March 31, 2018; of this amount, $579 million involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2017 Form 10-K.  We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to LNC, our Parent Company.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.    The National Association of Insurance Commissioners’ (“NAIC”) adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2017 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC through its various committees, task forces and working groups continues to evaluate the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY.

Financing Activities

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2017 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (Standard &Poor/Moody’s Investors Service).  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I –  Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I –  Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2017 Form 10-K for more information.  See “Part I –  Item 1. Business – Financial Strength Ratings” in our 2017 Form 10-K for additional information on our current financial strength ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where LNL, and certain of our subsidiaries, can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2018, we had an average borrowing and lending balance of $137 million comprised of a net outstanding receivable of $313 million and (payable) of ($40) million, respectively, from (to) certain subsidiaries and affiliates resulting from loans made by subsidiaries and affiliates in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  Our borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

LNL and LLANY, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of March 31, 2018,  we had investments with a carrying value of $3.6 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

We used cash on hand and other arrangements to fund our recent acquisition as described in Note 3.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of March 31, 2018, there have been no material changes in our economic exposure to these market risks since December 31, 2017.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

Item 4.    Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President (the principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period required by this report, we, under the supervision and with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 in “Part I – Item 1.”

Item 1A.  Risk Factors

Legislative, Regulatory and Tax

Federal Regulation

Standard of Conduct regulations could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

In 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  The DOL Fiduciary Rule provided for a phased implementation of the provisions of the regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  The DOL Fiduciary Rule limited the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis compared to what was previously allowed by regulation.  As a result, we implemented changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

In early 2017, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.  Subsequently, the DOL issued final rules delaying: (i) the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017; and (ii) full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements of the original rule release, including (i) extending the transition period from June 9, 2017, to July 1, 2019, for advisors relying on the Best Interest Contract Exemption to adhere to the Impartial Conduct Standards and (ii) extending the transition period to July 1, 2019, for advisors who seek to rely on Prohibited Transaction Exemption 84-24 for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards.

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions.  The DOL and the Department of Justice did not seek an en banc rehearing of the case, but may still decide to appeal the Fifth Circuit’s decision to the U.S. Supreme Court.  It is expected that the Fifth Circuit will issue a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On April 18, 2018, the Securities and Exchange Commission (the “SEC”) proposed “Regulation Best Interest”, a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. The proposed rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC proposed the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional, and would supplement other more detailed disclosures, including existing Form ADV for advisors and the new disclosures under Regulation Best Interest for broker dealers.

Finally, the SEC proposed interpretative guidance providing clarity on an investment adviser’s fiduciary obligation under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both duty of care and a duty of loyalty and provides additional clarification of an investment adviser’s responsibilities under these fiduciary duties. Investment advisers and broker-dealers would also need to disclose their registration status with the SEC in certain retail investor communications.  The comment period on the proposals will extend for 90 days after the proposal is published in the Federal Register.

In addition to the SEC proposed rules, the NAIC and several states, including Connecticut, Nevada, New Jersey and New York have passed laws or proposed regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest.  These recent developments could result in additional requirements related to the sale of our products.

It is uncertain at this point, as to whether the DOL or Department of Justice will seek to appeal the decision of the Fifth Circuit, particularly in light of the SEC’s recent regulatory proposals and interpretative guidance that address the fiduciary duties of investment advisers and broker dealers.  It is also uncertain how the original DOL definition of “fiduciary” will work in conjunction with any final rules adopted by the SEC.  While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, what legislation or regulation may be introduced or become law.  Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

As previously announced, on May 1, 2018, The Lincoln National Life Insurance Company (“LNL”) and Lincoln National Corporation (“LNC”) completed the previously disclosed acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which operated Liberty’s group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”).

The acquisition was completed pursuant to a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (together with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, which Master Transaction Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents with each of Reinsurer and Protective Life and Annuity Insurance Company (together with Reinsurer, “Reinsurers”) at the closing of the transaction.  On the terms and subject to the conditions of the Reinsurance Agreements, Liberty Life ceded to Reinsurers, effective as of May 1, certain insurance policies relating to the Liberty Life Business.  To support their obligations under the Reinsurance Agreements, Reinsurers have established trust accounts for the benefit of LNL.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 56, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2018

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 9, 2018	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)