Form 10-Q
period 2018-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2018-11-06
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☒Smaller reporting company ☐

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

As of November 2, 2018, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $89,642; 2017 – $85,802)	$91,940	$93,340
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,358	1,533
Equity securities	112	-
Mortgage loans on real estate	12,482	10,662
Real estate	11	11
Policy loans	2,471	2,379
Derivative investments	645	845
Other investments	1,963	2,006
Total investments	110,982	111,022
Cash and invested cash	1,207	947
Deferred acquisition costs and value of business acquired	10,012	8,408
Premiums and fees receivable	591	394
Accrued investment income	1,141	1,052
Reinsurance recoverables	20,040	6,515
Reinsurance related embedded derivatives	148	-
Funds withheld reinsurance assets	572	598
Goodwill	1,757	1,368
Other assets	10,813	7,349
Separate account assets	147,692	144,219
Total assets	$304,955	$281,872

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$33,209	$22,063
Other contract holder funds	89,226	79,481
Short-term debt	226	10
Long-term debt	2,388	2,374
Reinsurance related embedded derivatives	-	51
Funds withheld reinsurance liabilities	3,920	4,348
Deferred gain on business sold through reinsurance	37	41
Payables for collateral on investments	4,168	4,354
Other liabilities	7,138	6,486
Separate account liabilities	147,692	144,219
Total liabilities	288,004	263,427

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,229	10,713
Retained earnings	4,740	4,405
Accumulated other comprehensive income (loss)	982	3,327
Total stockholder’s equity	16,951	18,445
Total liabilities and stockholder’s equity	$304,955	$281,872

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Insurance premiums	$1,258	$724	$3,070	$2,190
Fee income	1,487	1,339	4,282	3,965
Net investment income	1,207	1,182	3,560	3,564
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(9)	(5)	(17)
Portion of loss recognized in other comprehensive income	-	1	-	1
Net other-than-temporary impairment losses on securities
recognized in earnings	(2)	(8)	(5)	(16)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(60)	(93)	(2)	(314)
Total realized gain (loss)	(62)	(101)	(7)	(330)
Amortization of deferred gain (loss) on business sold through reinsurance	(1)	(1)	(3)	19
Other revenues	150	126	393	327
Total revenues	4,039	3,269	11,295	9,735
Expenses
Interest credited	645	639	1,930	1,916
Benefits	1,586	1,159	4,354	3,576
Commissions and other expenses	1,335	969	3,463	2,910
Interest and debt expense	35	32	101	95
Strategic digitization expense	18	10	49	33
Total expenses	3,619	2,809	9,897	8,530
Income (loss) before taxes	420	460	1,398	1,205
Federal income tax expense (benefit)	42	75	194	150
Net income (loss)	378	385	1,204	1,055
Other comprehensive income (loss), net of tax:	(385)	138	(2,989)	1,225
Comprehensive income (loss)	$(7)	$523	$(1,785)	$2,280

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2018	2017
Common Stock
Balance as of beginning-of-year	$10,713	$10,696
Capital contributions from Lincoln National Corporation	500	-
Stock compensation/issued for benefit plans	16	11
Balance as of end-of-period	11,229	10,707

Retained Earnings
Balance as of beginning-of-year	4,405	3,342
Cumulative effect from adoption of new accounting standards	(644)	-
Net income (loss)	1,204	1,055
Dividends declared	(225)	(754)
Balance as of end-of-period	4,740	3,643

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,327	1,782
Cumulative effect from adoption of new accounting standards	644	-
Other comprehensive income (loss), net of tax	(2,989)	1,225
Balance as of end-of-period	982	3,007
Total stockholder’s equity as of end-of-period	$16,951	$17,357

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,204	$1,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	65	9
Trading securities purchases, sales and maturities, net	160	83
Change in premiums and fees receivable	(110)	59
Change in accrued investment income	(50)	(76)
Change in future contract benefits and other contract holder funds	(352)	(1,330)
Change in reinsurance related assets and liabilities	(188)	664
Change in federal income tax accruals	87	(2)
Realized (gain) loss	7	330
Amortization of deferred (gain) loss on business sold through reinsurance	3	(19)
Change in cash management agreement	95	(82)
Other	223	77
Net cash provided by (used in) operating activities	1,144	768

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,307)	(7,231)
Sales of available-for-sale securities and equity securities	2,299	1,276
Maturities of available-for-sale securities	4,626	4,030
Purchase of common stock in acquisition, net of cash acquired	(1,410)	-
Sale of business, net	(12)	-
Purchases of alternative investments	(234)	(228)
Sales and repayments of alternative investments	115	140
Proceeds from affiliate transfer of alternative investments	-	66
Issuance of mortgage loans on real estate	(2,029)	(1,331)
Repayment and maturities of mortgage loans on real estate	815	823
Issuance and repayment of policy loans, net	39	33
Net change in collateral on investments, derivatives and related settlements	(138)	143
Other	(142)	(80)
Net cash provided by (used in) investing activities	(4,378)	(2,359)

Cash Flows from Financing Activities
Capital contribution from parent company	500	-
Payment of long-term debt, including current maturities	-	(240)
Issuance of long-term debt, net of issuance costs	-	25
Issuance (payment) of short-term debt	216	(277)
Proceeds from sales leaseback transaction	51	45
Deposits of fixed account values, including the fixed portion of variable	9,409	7,609
Withdrawals of fixed account values, including the fixed portion of variable	(4,427)	(4,264)
Transfers to and from separate accounts, net	(2,008)	(1,183)
Common stock issued for benefit plans	(22)	(24)
Dividends paid	(225)	(754)
Net cash provided by (used in) financing activities	3,494	937

Net increase (decrease) in cash, invested cash and restricted cash	260	(654)
Cash, invested cash and restricted cash as of beginning-of-year	947	2,057
Cash, invested cash and restricted cash as of end-of-period	$1,207	$1,403

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life.  The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2017 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments require a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) of 2017.  The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in AOCI resulting from the change in the statutory corporate tax rate from 35% to 21%.  Early adoption is permitted and retrospective application is required.

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

		January 1, 2019	We do not currently expect the adoption of this guidance to have a material impact on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs (“DAC”).  Under this ASU insurers will be required to review cash flow assumptions at least annually and update them if necessary.  They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits.  The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value.  The ASU provides various transition methods by topic that entities may elect upon adoption.  Early adoption is permitted.

		January 1, 2021	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

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

We recognized $10 million and $60 million of acquisition-related costs, pre-tax, for the three and nine months ended September 30, 2018, respectively.  These costs are included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Under the terms of the MTA, a final balance sheet will be agreed upon at a later date.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of the acquisition date:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	107
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	142
Separate account assets	99
Total assets acquired	$4,322

Liabilities
Future contract benefits	$2,930
Other contract holder funds	46
Other liabilities acquired	120
Separate account liabilities	99
Total liabilities assumed	$3,195

Net identifiable assets acquired	$1,127
Goodwill	390
Net assets acquired	$1,517

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

Financial Information

Since the acquisition date of May 1, 2018, the revenues and net income of the business acquired have been included in our Consolidated Statements of Comprehensive Income (Loss) in the Group Protection segment and were $929 million and $26 million, respectively.

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$4,038	$3,747	$12,034	$11,177

Net income	385	370	1,253	1,013

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

Reinsurance

Pursuant to the reinsurance agreements, we sold the Liberty Life Business to Protective for a ceding commission of $423 million.   Our amounts recoverable from reinsurers increased significantly to $20.0 billion as of September 30, 2018, from $6.5 billion as of December 31, 2017, primarily as a result of this reinsurance transaction.  As such, Protective now represents our largest reinsurance exposure.  As we are not relieved of our liability, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance recoverable from Protective.  To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable.  We recorded a deferred tax asset attributed to a tax loss carryforward arising from the reinsurance transaction with Protective.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.6 billion and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $25 million and $31 million as of September 30, 2018, and December 31, 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits that were $1 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2018.

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

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$77,732	$3,182	$1,654	$(9)	$79,269
Asset-backed securities ("ABS")	915	41	6	(17)	967
U.S. government bonds	363	21	6	-	378
Foreign government bonds	415	40	-	-	455
Residential mortgage-backed securities ("RMBS")	3,073	108	103	(20)	3,098
Commercial mortgage-backed securities ("CMBS")	764	2	22	(3)	747
Collateralized loan obligations ("CLOs")	1,371	-	14	(5)	1,362
State and municipal bonds	4,447	644	25	-	5,066
Hybrid and redeemable preferred securities	562	60	24	-	598
Total AFS securities	$89,642	$4,098	$1,854	$(54)	$91,940

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$74,921	$6,573	$341	$(7)	$81,160
ABS	882	51	6	(26)	953
U.S. government bonds	497	37	1	-	533
Foreign government bonds	391	55	-	-	446
RMBS	3,125	148	36	(21)	3,258
CMBS	589	10	2	(2)	599
CLOs	803	2	2	(5)	808
State and municipal bonds	4,033	932	6	-	4,959
Hybrid and redeemable preferred securities	561	85	22	-	624
Total fixed maturity securities	85,802	7,893	416	(61)	93,340
Equity AFS securities	247	16	17	-	246
Total AFS securities	$86,049	$7,909	$433	$(61)	$93,586

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,562	$3,599
Due after one year through five years	16,817	16,894
Due after five years through ten years	17,617	17,561
Due after ten years	45,523	47,712
Subtotal	83,519	85,766
Structured securities (ABS, MBS, CLOs)	6,123	6,174
Total fixed maturity AFS securities	$89,642	$91,940

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$31,706	$1,142	$4,520	$513	$36,226	$1,655
ABS	246	2	122	12	368	14
U.S. government bonds	168	4	18	2	186	6
RMBS	776	38	557	66	1,333	104
CMBS	624	18	57	5	681	23
CLOs	1,062	14	34	-	1,096	14
State and municipal bonds	694	14	71	11	765	25
Hybrid and redeemable
preferred securities	31	2	131	22	162	24
Total AFS securities	$35,307	$1,234	$5,510	$631	$40,817	$1,865

Total number of AFS securities in an unrealized loss position						3,432

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,726	$67	$4,706	$276	$9,432	$343
ABS	56	-	143	15	199	15
U.S. government bonds	156	-	19	1	175	1
RMBS	277	4	599	33	876	37
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	33	-	89	5	122	5
Hybrid and redeemable
preferred securities	20	-	124	22	144	22
Total fixed maturity securities	5,662	73	5,812	355	11,474	428
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,684	$87	$5,820	$358	$11,504	$445

Total number of AFS securities in an unrealized loss position						1,095

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$130	$47	$-	20
Six months or greater, but less than nine months	21	16	-	3
Nine months or greater, but less than twelve months	39	15	-	4
Twelve months or greater	118	47	8	29
Total	$308	$125	$8	56

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	12	6	-	7
Twelve months or greater	209	77	10	49
Total	$379	$141	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $1.4 billion for the nine months ended September 30, 2018.  As discussed further below, we believe the unrealized loss position as of September 30, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of September 30, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of September 30, 2018, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$356	$370	$358	$411
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	2	8	4	13
Credit losses on securities for which an
OTTI was previously recognized	-	1	1	4
Decreases attributable to:
Securities sold, paid down or matured	(5)	(20)	(10)	(69)
Balance as of end-of-period	$353	$359	$353	$359

During the nine months ended September 30, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 22% and 21% of mortgage loans on real estate as of September 30, 2018, and December 31, 2017, respectively, and Texas which accounted for 12% of mortgage loans on real estate as of September 30, 2018, and December 31, 2017.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2018	2017
Current	$12,498	$10,662
60 to 90 days past due	-	-
Greater than 90 days past due	1	3
Valuation allowance associated with impaired mortgage loans on real estate	(1)	(3)
Unamortized premium (discount)	(16)	-
Total carrying value	$12,482	$10,662

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Number of impaired mortgage loans on real estate	1	3

Principal balance of impaired mortgage loans on real estate	$4	$11
Valuation allowance associated with impaired mortgage loans on real estate	(1)	(3)
Carrying value of impaired mortgage loans on real estate	$3	$8

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$2	$2	$3	$2
Additions	-	-	-	-
Charge-offs, net of recoveries	(1)	-	(2)	-
Balance as of end-of-period	$1	$2	$1	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average carrying value for impaired mortgage loans on real estate	$5	$5	$6	$5
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

As described in Note 1 in our 2017 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of September 30, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$11,230	90.0%	2.31	$9,563	89.7%	2.27
65% to 74%	1,183	9.5%	1.79	1,000	9.4%	1.94
75% to 100%	66	0.5%	1.03	91	0.8%	0.97
Greater than 100%	3	0.0%	0.21	8	0.1%	0.82
Total mortgage loans on real estate	$12,482	100.0%		$10,662	100.0%

Alternative Investments

As of September 30, 2018, and December 31, 2017, alternative investments included investments in 236 and 221 different partnerships, respectively, and the portfolios represented approximately  1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$14	$7	$29	$18
Gross losses	(21)	(22)	(65)	(46)
Equity AFS securities:
Gross gains	-	-	-	1
Gain (loss) on other investments (2)	1	-	4	(4)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(4)	(16)	(17)
Total realized gain (loss) related to certain investments, pre-tax	$(11)	$(19)	$(48)	$(48)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(8)	$(4)	$(13)
ABS	-	(1)	-	(2)
RMBS	-	-	(1)	(1)
State and municipal bonds	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(9)	(5)	(17)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	-	1
Net OTTI recognized in net income (loss), pre-tax	$(2)	$(8)	$(5)	$(16)

We recognized less than $1 million of OTTI in OCI for the three and nine months ended September 30, 2018.  We recognized $1 million of OTTI in OCI for the three and nine months ended September 30, 2017.

Determination of Credit Losses on Corporate Bonds and ABS

As of September 30, 2018, and December 31, 2017, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2018, and December 31, 2017,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2018, and December 31, 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.4 billion, respectively, and a fair value of $3.1 billion and $3.4 billion, respectively.  As of September 30, 2018, and December 31, 2017, 98% of the fair value of our ABS portfolio was rated investment grade.  As of September 30, 2018, and December 31, 2017, the portion of our ABS portfolio rated below investment grade had an amortized cost of $43 million and a fair value of $41 million.  Based upon the analysis discussed above, we believe as of  September 30, 2018, and December 31, 2017, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of September 30, 2018, and December 31, 2017, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$319	$319	$701	$701
Securities pledged under securities lending agreements (2)	117	113	222	213
Securities pledged under repurchase agreements (3)	152	158	531	554
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,413	2,900	4,235
Total payables for collateral on investments	$4,168	$6,003	$4,354	$5,703

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

(3)

Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We generally obtain collateral in an amount between 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Collateral payable for derivative investments	$(382)	$52
Securities pledged under securities lending agreements	(105)	(17)
Securities pledged under repurchase agreements	(379)	1
Investments pledged for FHLBI	680	(50)
Total increase (decrease) in payables for collateral on investments	$(186)	$(14)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2018
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$152	$152
Total	-	-	-	152	152
Securities Lending
Corporate bonds	117	-	-	-	117
Total	117	-	-	-	117
Total gross secured borrowings	$117	$-	$-	$152	$269

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$281	$150	$531
Total	-	100	281	150	531
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$281	$150	$753

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of  September 30, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $528 million.  As of September 30, 2018, we have re-pledged $502 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of September 30, 2018, our investment commitments were $1.5 billion, which included $815 million of LPs, $317 million of mortgage loans on real estate and $331 million of private placement securities.

Concentrations of Financial Instruments

As of  September 30, 2018, and December 31, 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.2 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.2 billion and $930 million, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of  September 30, 2018, our most significant investments in one industry were our investments in securities in the financial services industry and the consumer non-cyclical industry with a fair value of $15.5 billion and $13.8 billion, respectively, or 14% and 12%, respectively, of our invested assets portfolio.  As of December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the utilities industry with a fair of $14.3 billion and $13.8 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,614	$5	$42	$1,544	$45	$16
Foreign currency contracts (1)	2,085	104	71	1,804	79	79
Total cash flow hedges	3,699	109	113	3,348	124	95
Fair value hedges:
Interest rate contracts (1)	553	-	113	563	-	174
Non-Qualifying Hedges
Interest rate contracts (1)	90,138	318	233	72,937	657	127
Foreign currency contracts (1)	87	-	-	22	-	-
Equity market contracts (1)	24,753	536	139	30,918	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB")
direct (2)	-	1,648	-	-	903	-
GLB ceded (2) (3)	-	35	1,681	-	51	954
Reinsurance related (4)	-	148	-	-	-	51
Indexed annuity and IUL contracts (2) (5)	-	44	1,571	-	11	1,418
Total derivative instruments	$119,230	$2,838	$3,850	$107,840	$2,308	$3,376

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2018
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,907	$14,802	$47,193	$19,403	$-	$92,305
Foreign currency contracts (2)	141	256	635	1,130	10	2,172
Equity market contracts	18,103	3,401	115	14	3,120	24,753
Total derivative instruments
with notional amounts	$29,151	$18,459	$47,943	$20,547	$3,130	$119,230

(1)	As of September 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 2027.
(2)	As of September 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$27	$93
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	6	-
Cash flow hedges:
Interest rate contracts	(67)	19
Foreign currency contracts	(19)	46
Change in foreign currency exchange rate adjustment	69	(119)
Change in DAC, VOBA, DSI and DFEL	4	(3)
Income tax benefit (expense)	3	20
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	3	3
Foreign currency contracts (1)	18	12
Foreign currency contracts (2)	-	5
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(1)
Income tax benefit (expense)	(3)	(7)
Balance as of end-of-period	$10	$44

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$1	$3	$3
Foreign currency contracts (1)	7	4	18	12
Foreign currency contracts (2)	-	-	-	5
Total cash flow hedges	8	5	21	20
Fair value hedges:
Interest rate contracts (1)	(2)	(6)	(11)	(18)
Interest rate contracts (2)	17	2	64	2
Total fair value hedges	15	(4)	53	(16)
Non-Qualifying Hedges
Interest rate contracts (2)	(167)	18	(577)	161
Foreign currency contracts (2)	-	1	2	1
Equity market contracts (2)	(199)	(347)	(280)	(1,163)
Equity market contracts (3)	9	6	10	20
Embedded derivatives:
GLB(2)	2	-	2	-
Reinsurance related (2)	26	(24)	234	(113)
Indexed annuity and IUL contracts (2)	(164)	(46)	(175)	(230)
Total derivative instruments	$(470)	$(391)	$(710)	$(1,320)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Offset to net investment income	$8	$5	$21	$15
Offset to realized gain (loss)	-	-	-	5

As of September 30, 2018,  $34 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Maximum potential payout	$-	$52
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$52

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2018, the NPR adjustment was zero.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, we and our insurance subsidiary have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2018, and December 31, 2017, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$36	$(21)	$116	$(1)
A+	166	(78)	178	(453)
A	40	(1)	170	(48)
A-	76	-	237	-
BBB+	-	-	-	(4)
	$318	$(100)	$701	$(506)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$843	$1,875	$2,718
Gross amounts offset	(198)	-	(198)
Net amount of assets	645	1,875	2,520
Gross amounts not offset:
Cash collateral	(318)	-	(318)
Non-cash collateral	(80)	-	(80)
Net amount	$247	$1,875	$2,122

Financial Liabilities
Gross amount of recognized liabilities	$932	$3,252	$4,184
Gross amounts offset	(119)	-	(119)
Net amount of liabilities	813	3,252	4,065
Gross amounts not offset:
Cash collateral	(100)	-	(100)
Non-cash collateral	(420)	-	(420)
Net amount	$293	$3,252	$3,545

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,082	$965	$2,047
Gross amounts offset	(237)	-	(237)
Net amount of assets	845	965	1,810
Gross amounts not offset:
Cash collateral	(701)	-	(701)
Net amount	$144	$965	$1,109

Financial Liabilities
Gross amount of recognized liabilities	$1,037	$2,423	$3,460
Gross amounts offset	(261)	-	(261)
Net amount of liabilities	776	2,423	3,199
Gross amounts not offset:
Cash collateral	(506)	-	(506)
Net amount	$270	$2,423	$2,693

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 10% and 14% for the three and nine months ended September 30, 2018, respectively, compared to 16% and 12% for the corresponding periods in 2017.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rates of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, were the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.  The current quarter also includes a tax benefit to net income from the impact of the reduced corporate tax rate under the Tax Act on our adoption of a recent Internal Revenue Service pronouncement related to variable annuity contracts.

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

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$98,623	$96,941
Net amount at risk (2)	93	81
Average attained age of contract holders	64 years	64 years

Minimum Return
Total account value	$103	$108
Net amount at risk (2)	16	18
Average attained age of contract holders	76 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,308	$26,596
Net amount at risk (2)	438	417
Average attained age of contract holders	71 years	70 years
(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Nine
	Months Ended
	September 30,
	2018	2017
Balance as of beginning-of-year	$100	$110
Changes in reserves	18	4
Benefits paid	(11)	(14)
Balance as of end-of-period	$107	$100

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Asset Type
Domestic equity	$61,732	$59,647
International equity	20,598	20,837
Fixed income	40,529	40,626
Total	$122,859	$121,110
Percent of total variable annuity
separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 32% of total life insurance in-force reserves as of September 30, 2018, and December 31, 2017.  UL and VUL products with secondary guarantees represented 38% and 34% of total sales for the three and nine months ended September 30, 2018, respectively, compared to 26% and 27% for the corresponding periods in 2017.

9.  Liability for Unpaid Claims

Changes in the liability for unpaid claims (in millions), were as follows:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Balance as of beginning-of-year	$2,222	$2,242
Reinsurance recoverable	57	69
Net balance as of beginning-of-year	2,165	2,173

Business acquired (1)	2,842	-

Incurred related to:
Current year	1,640	909
Prior years
Interest	85	53
All other incurred	(159)	(85)
Total incurred	1,566	877

Paid related to:
Current year	(663)	(458)
Prior years	(796)	(440)
Total paid	(1,459)	(898)

Net balance as of end-of-period	5,114	2,152
Reinsurance recoverable	141	57
Balance as of end-of-period	$5,255	$2,209

(1)	Represents Liberty group life and disability reserves, net, as of May 1, 2018, subject to finalization of acquisition date fair values. See Note 3 for additional information.

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

A reconciliation of future contract benefits as reported in our Consolidated Balance Sheets to the liability for unpaid claims (in millions), was as follows:

	As of September 30,
	2018	2017
Future contract benefits	$33,209	$21,703

Less:
Life and annuity reserves and claims due	26,580	18,030
Accident and health active life reserves	1,374	1,464
Liability for unpaid claims	$5,255	$2,209

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2018.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of September 30, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

See Note 13 in our 2017 Form 10-K and Note 9 and Note 10 in our Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, respectively, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

11.  Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,283	$1,687
Cumulative effect from adoption of new accounting standards	634	-
Unrealized holding gains (losses) arising during the period	(5,268)	2,261
Change in foreign currency exchange rate adjustment	(68)	112
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,542	(467)
Income tax benefit (expense)	804	(674)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(36)	(27)
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	(16)
Income tax benefit (expense)	10	15
Balance as of end-of-period	$964	$2,947
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$39	$22
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-
Gross OTTI recognized in OCI during the period	-	(1)
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(7)	28
Change in DAC, VOBA, DSI and DFEL	(9)	(5)
Income tax benefit (expense)	3	(8)
Balance as of end-of-period	$35	$36
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$27	$93
Cumulative effect from adoption of new accounting standard	6	-
Unrealized holding gains (losses) arising during the period	(86)	65
Change in foreign currency exchange rate adjustment	69	(119)
Change in DAC, VOBA, DSI and DFEL	4	(3)
Income tax benefit (expense)	3	20
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	21	20
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(1)
Income tax benefit (expense)	(3)	(7)
Balance as of end-of-period	$10	$44
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(20)
Cumulative effect from adoption of new accounting standard	(5)	-
Balance as of end-of-period	$(27)	$(20)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2018	2017

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(36)	$(27)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(11)	(16)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(47)	(43)	operations before taxes
Income tax benefit (expense)	10	15	Federal income tax expense (benefit)
Reclassification, net of income tax	$(37)	$(28)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$(1)	$6	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(1)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(1)	5	operations before taxes
Income tax benefit (expense)	-	(2)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(1)	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$3	$3	Net investment income
Foreign currency contracts	18	12	Net investment income
Foreign currency contracts	-	5	Total realized gain (loss)
Total gross reclassifications	21	20
Associated amortization of DAC,
VOBA, DSI and DFEL	(5)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	16	19	operations before taxes
Income tax benefit (expense)	(3)	(7)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$13	$12	Net income (loss)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total realized gain (loss) related to certain investments (1)	$(11)	$(19)	$(48)	$(48)
Realized gain (loss) on the mark-to-market on certain instruments (2)	13	(28)	219	(110)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(7)	-	(14)	(17)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)	(2)	(1)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(47)	(45)	(138)	(130)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(24)	(24)
Total realized gain (loss)	$(62)	$(101)	$(7)	$(330)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$91,940	$91,940	$93,340	$93,340
Equity securities	-	-	246	246
Trading securities	1,358	1,358	1,533	1,533
Equity securities	112	112	-	-
Mortgage loans on real estate	12,482	12,158	10,662	10,773
Derivative investments (1)	645	645	845	845
Other investments	1,963	1,963	2,006	2,006
Cash and invested cash	1,207	1,207	947	947
Reinsurance related embedded derivatives	148	148	-	-
Other assets:
GLB direct embedded derivatives	1,648	1,648	903	903
GLB ceded embedded derivatives	35	35	51	51
Indexed annuity ceded embedded derivatives	44	44	11	11
Separate account assets	147,692	147,692	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,571)	(1,571)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(562)	(562)	(592)	(592)
Account values of certain investment contracts	(33,648)	(34,540)	(32,332)	(36,161)
Short-term debt	(226)	(226)	(10)	(10)
Long-term debt	(2,388)	(2,565)	(2,374)	(2,677)
Reinsurance related embedded derivatives	-	-	(51)	(51)
Other liabilities:
Derivative liabilities (1)	(280)	(280)	(455)	(455)
GLB ceded embedded derivatives	(1,681)	(1,681)	(954)	(954)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2018, and December 31, 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2018, or December 31, 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K:

	As of September 30, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,698	$5,571	$79,269
ABS	-	936	31	967
U.S. government bonds	360	18	-	378
Foreign government bonds	-	347	108	455
RMBS	-	3,091	7	3,098
CMBS	-	724	23	747
CLOs	-	1,311	51	1,362
State and municipal bonds	-	5,066	-	5,066
Hybrid and redeemable preferred securities	73	448	77	598
Trading securities	43	1,297	18	1,358
Equity securities	28	58	26	112
Derivative investments (1)	-	426	535	961
Cash and invested cash	-	1,207	-	1,207
Reinsurance related embedded derivatives	-	148	-	148
Other assets:
GLB direct embedded derivatives	-	-	1,648	1,648
GLB ceded embedded derivatives	-	-	35	35
Indexed annuity ceded embedded derivatives	-	-	44	44
Separate account assets	764	146,894	-	147,658
Total assets	$1,268	$235,669	$8,174	$245,111

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,571)	$(1,571)
Other liabilities:
Derivative liabilities (1)	-	(415)	(181)	(596)
GLB ceded embedded derivatives	-	-	(1,681)	(1,681)
Total liabilities	$-	$(415)	$(3,433)	$(3,848)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,522	$1	$(30)	$109	$(31)	$5,571
ABS	31	-	-	-	-	31
Foreign government bonds	108	-	-	-	-	108
RMBS	-	-	-	7	-	7
CMBS	5	-	-	18	-	23
CLOs	145	-	-	17	(111)	51
Hybrid and redeemable
preferred securities	78	-	(1)	-	-	77
Trading securities	22	-	-	2	(6)	18
Equity securities	26	-	-	-	-	26
Derivative investments	93	(115)	(55)	431	-	354
Other assets: (6)
GLB direct embedded derivatives	1,248	400	-	-	-	1,648
GLB ceded embedded derivatives	41	(6)	-	-	-	35
Indexed annuity ceded embedded derivatives	29	4	-	11	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,400)	(164)	-	(7)	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(1,288)	(393)	-	-	-	(1,681)
Total, net	$4,660	$(273)	$(86)	$588	$(148)	$4,741

	For the Three Months Ended September 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$4,953	$4	$34	$(236)	$59	$4,814
ABS	42	-	-	-	(15)	27
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	6	-	13
CMBS	21	-	-	(1)	(14)	6
CLOs	28	-	-	15	(28)	15
Hybrid and redeemable
preferred securities	82	-	3	-	(9)	76
Equity AFS securities	183	-	(1)	9	(1)	190
Trading securities	59	(1)	-	(10)	1	49
Derivative investments	155	(14)	7	(85)	-	63
Other assets: (6)
GLB direct embedded derivatives	298	272	-	-	-	570
GLB ceded embedded derivatives	85	(32)	-	-	-	53
Indexed annuity ceded embedded derivatives	-	-	-	3	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,268)	(47)	-	(3)	-	(1,318)
Other liabilities – GLB ceded embedded
derivatives (6)	(383)	(240)	-	-	-	(623)
Total, net	$4,376	$(58)	$44	$(302)	$(7)	$4,053

	For the Nine Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$7	$(136)	$411	$(61)	$5,571
ABS	26	-	-	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	7	(12)	7
CMBS	6	1	-	37	(21)	23
CLOs	91	-	-	164	(204)	51
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(5)	-	(20)	(6)	18
Equity securities	-	-	-	-	26	26
Derivative investments	30	106	(119)	337	-	354
Other assets: (6)
GLB direct embedded derivatives	903	745	-	-	-	1,648
GLB ceded embedded derivatives	51	(16)	-	-	-	35
Indexed annuity ceded embedded derivatives	11	4	-	29	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(175)	-	22	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(954)	(727)	-	-	-	(1,681)
Total, net	$4,509	$(60)	$(256)	$987	$(439)	$4,741

	For the Nine Months Ended September 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$4,809	$14	$152	$(350)	$189	$4,814
ABS	33	-	1	-	(7)	27
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	10	-	13
CMBS	7	-	1	54	(56)	6
CLOs	68	-	-	33	(86)	15
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	14	-	(14)	76
Equity AFS securities	177	1	(2)	15	(1)	190
Trading securities	65	1	8	(26)	1	49
Derivative investments	(93)	(25)	94	87	-	63
Other assets: (6)
GLB direct embedded derivatives	-	570	-	-	-	570
GLB ceded embedded derivatives	371	(318)	-	-	-	53
Indexed annuity ceded embedded derivatives	-	-	-	3	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(230)	-	51	-	(1,318)
Other liabilities: (6)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(623)	-	-	-	(623)
Total, net	$4,117	$(240)	$267	$(123)	$32	$4,053

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)	Net issuances, sales, maturities, settlements, calls, net include financial instruments acquired from Liberty Life as follows: corporate bonds of $67 million and ABS of $17 million.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$186	$(3)	$(1)	$(65)	$(8)	$109
RMBS	7	-	-	-	-	7
CMBS	18	-	-	-	-	18
CLOs	17	-	-	-	-	17
Trading securities	2	-	-	-	-	2
Derivative investments	96	455	(120)	-	-	431
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(83)	-	-	76	-	(7)
Total, net	$254	$452	$(121)	$11	$(8)	$588

	For the Three Months Ended September 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$206	$(354)	$(19)	$(43)	$(26)	$(236)
RMBS	6	-	-	-	-	6
CMBS	-	-	-	(1)	-	(1)
CLOs	15	-	-	-	-	15
Equity AFS securities	10	(1)	-	-	-	9
Trading securities	-	(10)	-	-	-	(10)
Derivative investments	50	(23)	(112)	-	-	(85)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	-	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(14)	-	-	11	-	(3)
Total, net	$276	$(388)	$(131)	$(33)	$(26)	$(302)

	For the Nine Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$882	$(163)	$(3)	$(236)	$(69)	$411
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(2)	-	37
CLOs	164	-	-	-	-	164
Trading securities	4	(24)	-	-	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	225	460	(348)	-	-	337
Other assets – indexed annuity ceded
embedded derivatives	29	-	-	-	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(158)	-	-	180	-	22
Total, net	$1,215	$250	$(351)	$(58)	$(69)	$987

	For the Nine Months Ended September 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$438	$(419)	$(66)	$(169)	$(134)	$(350)
RMBS	10	-	-	-	-	10
CMBS	55	-	-	(1)	-	54
CLOs	33	-	-	-	-	33
Equity AFS securities	18	(3)	-	-	-	15
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	145	243	(301)	-	-	87
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	-	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(45)	-	-	96	-	51
Total, net	$659	$(206)	$(367)	$(75)	$(134)	$(123)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivative investments	$(1)	$(83)	$105	$(159)
Embedded derivatives:
Indexed annuity and IUL contracts	(11)	2	(18)	(13)
Other assets – GLB direct and ceded	576	428	1,264	1,340
Other liabilities – GLB ceded	(576)	(428)	(1,264)	(1,340)
Total, net (1)	$(12)	$(81)	$87	$(172)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2018			September 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$11	$(42)	$(31)	$116	$(57)	$59
ABS	-	-	-	-	(15)	(15)
CMBS	-	-	-	-	(14)	(14)
CLOs	-	(111)	(111)	-	(28)	(28)
Hybrid and redeemable preferred
securities	-	-	-	-	(9)	(9)
Equity AFS securities	-	-	-	-	(1)	(1)
Trading securities	-	(6)	(6)	1	-	1
Total, net	$11	$(159)	$(148)	$117	$(124)	$(7)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2018			September 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$54	$(115)	$(61)	$277	$(88)	$189
ABS	-	-	-	14	(21)	(7)
U.S. government bonds	-	-	-	5	-	5
RMBS	-	(12)	(12)	-	-	-
CMBS	-	(21)	(21)	3	(59)	(56)
CLOs	-	(204)	(204)	30	(116)	(86)
State and municipal bonds	-	-	-	2	(1)	1
Hybrid and redeemable preferred
securities	-	-	-	-	(14)	(14)
Equity AFS securities	-	(161)	(161)	-	(1)	(1)
Trading securities	-	(6)	(6)	4	(3)	1
Equity securities	26	-	26	-	-	-
Total, net	$80	$(519)	$(439)	$335	$(303)	$32

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and nine months ended September 30, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three and nine months ended September 30, 2018 and 2017, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,445	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	24.8%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.1%	-	2.8%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.1%
Other assets:
GLB direct and ceded
embedded derivatives	1,683	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	44	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,571)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(1,681)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

14.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  As discussed in Note 3, we completed the acquisition of Liberty Life during the second quarter of 2018.  Related results are included within the Group Protection segment.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2017 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Operating revenues:
Annuities	$1,031	$986	$3,032	$2,954
Retirement Plan Services	290	288	867	853
Life Insurance	1,647	1,515	4,770	4,537
Group Protection	1,128	564	2,617	1,646
Other Operations	50	60	158	204
Excluded realized gain (loss), pre-tax	(107)	(144)	(149)	(459)
Total revenues	$4,039	$3,269	$11,295	$9,735

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$265	$288	$824	$813
Retirement Plan Services	37	33	118	103
Life Insurance	143	119	395	372
Group Protection	62	41	136	82
Other Operations	(46)	-	(100)	(14)
Excluded realized gain (loss), after-tax	(84)	(93)	(118)	(298)
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	-	(3)
Net impact from the Tax Cuts and Jobs Act	9	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(8)	-	(47)	-
Net income (loss)	$378	$385	$1,204	$1,055

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

	For the Three Months Ended September 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$137	$42	$6	$-	$-	$185
Other revenues	93	5	2	41	-	141
Total revenue from contracts
with customers	$230	$47	$8	$41	$-	$326

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$-	$1	$1	$-	$-	$2
Transferred over time	230	46	7	41	-	324
Total revenue from contracts
with customers	$230	$47	$8	$41	$-	$326

	For the Nine Months Ended September 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$403	$126	$17	$-	$-	$546
Other revenues	278	14	7	73	-	372
Total revenue from contracts
with customers	$681	$140	$24	$73	$-	$918

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$3	$4	$5	$-	$-	$12
Transferred over time	678	136	19	73	-	906
Total revenue from contracts
with customers	$681	$140	$24	$73	$-	$918

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

Item 2.  Management’s Narrative Analysis of the Results of Operations

The Lincoln National Life Insurance Company (“LNL”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company,” “we,” “our” and “us.” LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life Assurance Company of Boston (“Liberty Life”), were consolidated with LNL.  Accordingly, all financial information presented herein for the three and nine months ended September 30, 2018, includes the accounts of LNL for these periods and the accounts of Liberty Life since May 1, 2018.  Management’s narrative analysis (“MNA”) of the results of operations for the three and nine months ended September 30, 2018, compared with the corresponding periods in 2017 of LNL and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as “Forward-Looking Statements – Cautionary Language,” the Company’s consolidated financial statements included elsewhere herein, our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part II – Item 8. Financial Statements and Supplementary Data,” and our quarterly reports on Form 10-Q filed in 2018.

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

Management’s narrative analysis is presented pursuant to General Instructions H(2) (a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•

Legislative, regulatory or tax changes that affect:  the cost of, or demand for, our products; our ability to conduct business; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of the decision vacating the Department of Labor’s fiduciary regulation as well as any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other state regulators;

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

•	Changes in our assumptions related to deferred acquisition costs (“DAC”) or value of business acquired (“VOBA”);
•	Ineffectiveness of our risk management policies and procedures;
•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products;
•	Changes in accounting principles, practices or policies;
•	Lowering of one or more of our financial strength ratings;
•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;
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

The risks included here are not exhaustive.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Forms 10-Q for a discussion of certain risks relating to our business and investment in our securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2017 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2017 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”), embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2017 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2018	2017
Income (loss) from operations:
Annuities	$(12)	$31
Retirement Plan Services	(2)	(1)
Life Insurance	(20)	(16)
Net income (loss)	$(34)	$14

Unlocking was driven primarily by the following:

2018

•	For Annuities, unfavorable unlocking was driven by updates to our interest rate and policyholder behavior assumptions.
•

For Retirement Plan Services, unfavorable unlocking was driven by updates to our interest rate and maintenance expense assumptions, partially offset by favorable updates to our policyholder behavior assumptions and other items.

•

For Life Insurance, unfavorable unlocking was driven by updates to our mortality margin and reinsurance assumptions and other items, partially offset by favorable updates to our investment allocation and performance, morbidity and policyholder behavior assumptions.

2017

•

For Annuities, favorable unlocking was driven by updates to our policyholder behavior and separate account fees assumptions and other items, partially offset by unfavorable updates to our interest rate assumptions.

•

For Retirement Plan Services, unfavorable unlocking was driven by updates to our interest rate and separate account fees assumptions, partially offset by favorable updates to our maintenance expense assumptions and other items.

•

For Life Insurance, unfavorable unlocking was driven by updates to our mortality margin and interest rate assumptions, partially offset by favorable updates to our policyholder behavior, morbidity and maintenance expense assumptions and other items.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2017 Form 10-K. If we had unlocked our RTM assumption as of September 30, 2018, we would have recorded a favorable unlocking of approximately $215 million, pre-tax, for Annuities, approximately $50 million, pre-tax, for Life Insurance and approximately $30 million, pre-tax, for Retirement Plan Services.

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

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and divestitures, see Notes 3 and 25 in our 2017 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$265	$288	$824	$813
Retirement Plan Services	37	33	118	103
Life Insurance	143	119	395	372
Group Protection	62	41	136	82
Other Operations	(46)	-	(100)	(14)
Excluded realized gain (loss), after-tax	(84)	(93)	(118)	(298)
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	-	(3)
Net impact from the Tax Cuts and Jobs Act	9	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(8)	-	(47)	-
Net income (loss)	$378	$385	$1,204	$1,055

Comparison of the Three Months Ended September 30, 2018 to 2017

Net income decreased due primarily to the following:

•	The effect of unlocking.
•	Acquisition and integration costs incurred as part of our acquisition and higher strategic digitization expense.
•	Lower prepayment and bond make-whole premiums.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values, business in force and group earned premiums.
•	Lower realized losses in 2018 as compared to 2017.
•	Lower federal income tax expense.
•	The acquisition of Liberty Life effective May 1, 2018.
•	More favorable investment income on alternative investments.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Net income increased due primarily to the following:

•	Lower realized losses in 2018 as compared to 2017.
•	Growth in average account values, business in force and group earned premiums.
•	Lower federal income tax expense.
•	The acquisition of Liberty Life effective May 1, 2018.

The increase in net income was partially offset by the following:

•	Acquisition and integration costs incurred as part of our acquisition and higher strategic digitization expense.
•	The effect of unlocking.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	Lower amortization of deferred gain on business sold through reinsurance in 2018 as a gain was fully amortized during the second quarter of 2017.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business and individual life and individual and group annuity business in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to individual life and individual and group annuity business to third-party reinsurers.  The operating results of Liberty Life are included in our Group Protection segment beginning on May 1, 2018.  The acquisition enables us to increase our market share within the group protection marketplace.    For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Form 10-Q.

For information on our strategic digitization initiative and the Tax Cuts and Jobs Act (“Tax Act”), see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations” in our 2017 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$102	$82	$282	$312
Fee income	552	529	1,627	1,526
Net investment income	237	246	703	738
Operating realized gain (loss) (2)	46	44	142	135
Other revenues (3)	94	85	278	243
Total operating revenues	1,031	986	3,032	2,954
Operating Expenses
Interest credited	145	145	434	436
Benefits (1)	122	61	338	323
Commissions and other expenses	462	413	1,301	1,248
Total operating expenses	729	619	2,073	2,007
Income (loss) from operations before taxes	302	367	959	947
Federal income tax expense (benefit)	37	79	135	134
Income (loss) from operations	$265	$288	$824	$813

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss)” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2018 to 2017

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to the effect of unlocking.
•	Higher commissions and other expenses due to the effect of unlocking and higher average account values, resulting in higher trail commissions.
•	Lower net investment income, net of interest credited, driven by lower prepayments and bond make-whole premiums.

The decrease in income from operations was partially offset by the following:

•

Lower federal income tax expense due to the change in the marginal corporate income tax rate, partially offset by changes to the separate account dividends-received deduction (“DRD”), as a result of the Tax Act.

•	Higher fee income driven by higher average daily variable account values, partially offset by the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values, partially offset by the effect of unlocking.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions, and the effect of unlocking.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, lower prepayments and bond make-whole premiums and less favorable investment income on alternative investments within our surplus portfolio.

•	Higher benefits due to the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

For the nine months ended September 30, 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Act and other items.  For the nine months ended September 30, 2017, the federal income tax expense was driven by one-time and run-rate adjustments primarily associated with our separate account DRD.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three and nine months ended September 30, 2018, compared to 8% for the corresponding periods in 2017.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums and fee income (1)	$62	$61	$189	$178
Net investment income	222	222	662	661
Other revenues (2)	6	5	16	14
Total operating revenues	290	288	867	853
Operating Expenses
Interest credited	140	136	414	401
Benefits	-	-	1	1
Commissions and other expenses	106	106	316	313
Total operating expenses	246	242	731	715
Income (loss) from operations before taxes	44	46	136	138
Federal income tax expense (benefit)	7	13	18	35
Income (loss) from operations	$37	$33	$118	$103

(1)	Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).
(2)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher insurance premiums and fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

When comparing the nine months ended September 30, 2018 to 2017, the increase in income from operations was also partially offset by less favorable investment income on alternative investments within our surplus portfolio.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 11% for the three and nine months ended September 30, 2018 compared to 9% and 11% for the corresponding periods in 2017.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 23% and 26% as of September 30, 2018 and 2017, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$145	$144	$423	$396
Fee income	872	748	2,465	2,255
Net investment income	626	617	1,869	1,871
Operating realized gain (loss) (2)	(1)	(1)	-	(6)
Amortization of deferred gain on
business sold through reinsurance	(1)	(1)	(4)	(4)
Other revenues	6	8	17	25
Total operating revenues	1,647	1,515	4,770	4,537
Operating Expenses
Interest credited	345	343	1,036	1,026
Benefits	683	732	2,249	2,167
Commissions and other expenses	444	268	1,007	807
Total operating expenses	1,472	1,343	4,292	4,000
Income (loss) from operations before taxes	175	172	478	537
Federal income tax expense (benefit)	32	53	83	165
Income (loss) from operations	$143	$119	$395	$372

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force and the effect of unlocking.
•	Lower benefits due to the effect of unlocking, partially offset by growth in business in force.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•

Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force and the effect of unlocking.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•	Higher benefits due to growth in business in force, partially offset by the effect of unlocking.
•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields.

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

Additional Information

During the third quarter of 2018, we experienced favorable mortality relative to our expectations for claims seasonality.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums	$1,011	$500	$2,366	$1,488
Net investment income	76	41	178	127
Other revenues (1)	41	23	73	31
Total operating revenues	1,128	564	2,617	1,646
Operating Expenses
Interest credited	1	-	3	1
Benefits	744	334	1,686	1,009
Commissions and other expenses	304	167	756	509
Total operating expenses	1,049	501	2,445	1,519
Income (loss) from operations before taxes	79	63	172	127
Federal income tax expense (benefit)	17	22	36	45
Income (loss) from operations	$62	$41	$136	$82

(1) Consists of revenue from third-parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the acquisition of Liberty Life (see “Additional Information” below for more information) and lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

Additional Information

Income from operations for the nine months ended September 30, 2018, includes five months of activity from Liberty Life due to the acquisition that closed on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the table above.  For more information about our acquisition, see Note 25 in our 2017 Form 10-K and Note 3 herein.

The increase in our life and disability loss ratios from 2017 to 2018 was driven primarily by our acquisition as we combined two blocks of business with loss ratios that are different based on case sizes.  For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2017 Form 10-K.

During the third quarter of 2017, we had higher other revenues due to the recapture of certain long-term disability business that was originally ceded to a reinsurer.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$1	$(1)	$-	$(2)
Net investment income	46	56	148	168
Amortization of deferred gain on
business sold through reinsurance	-	-	1	22
Other revenues	3	5	9	16
Total operating revenues	50	60	158	204
Operating Expenses
Interest credited	14	15	43	51
Benefits	37	32	80	77
Other expenses	10	10	25	28
Interest and debt expense	35	32	101	95
Strategic digitization expense	18	10	49	33
Total operating expenses	114	99	298	284
Income (loss) from operations before taxes	(64)	(39)	(140)	(80)
Federal income tax expense (benefit)	(18)	(39)	(40)	(66)
Income (loss) from operations	$(46)	$-	$(100)	$(14)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	Less favorable federal income tax benefit due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher strategic digitization expense as part of our strategic digitization initiative.
•	Lower net investment income, net of interest credited, related to lower average invested assets driven by distributable earnings to our segments.

When comparing the nine months ended September 30, 2018 to 2017, the increase in loss from operations was also driven by a decrease in amortization of deferred gain on business sold through reinsurance as a gain was fully amortized during the second quarter of 2017.

Additional Information

Benefits for the three and nine months ended September 30, 2018 and 2017, were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2017 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC(1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$45	$43	$142	$129
Total excluded realized gain (loss)	(107)	(144)	(149)	(459)
Total realized gain (loss), pre-tax	$(62)	$(101)	$(7)	$(330)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(8)	$(12)	$(41)	$(31)
Gain (loss) on the mark-to-market on certain instruments (2)	10	(17)	175	(72)
GLB fees ceded to LNBAR and attributed fees	(81)	(64)	(239)	(187)
Indexed annuity forward-starting option	(5)	-	(13)	(8)
Total excluded realized gain (loss), after-tax	$(84)	$(93)	$(118)	$(298)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	Includes activity with LNBAR.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

We had lower realized losses due primarily to gains on the mark-to-market on certain instruments due primarily to favorable mark-to-market changes between the investments supporting our modified coinsurance arrangements and the reinsurance related embedded derivatives.

When comparing the nine months ended September 30, 2018 to 2017, we also had lower realized losses due to favorable mark-to-market changes on certain derivative instruments due to an increase in interest rates and greater interest rate volatility.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.1 billion and $768 million for the nine months ended September 30, 2018 and 2017, respectively.  In addition, on April 25, 2018, we received a capital contribution from LNC in the amount of $500 million to help fund the Liberty Life acquisition.  When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2017 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of September 30, 2018, was approximately $2.3 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 12 in our 2017 Form 10-K.  Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of September 30, 2018; of this amount, $602 million involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2017 Form 10-K.  We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

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

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC is expected to adopt changes to the statutory reserving, capital and accounting framework for variable annuities that will go into effect as of January 1, 2020.

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

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where LNL, and certain of our subsidiaries, can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of September 30, 2018, we had a net outstanding receivable (payable) of $120 million from (to) certain subsidiaries and affiliates resulting from loans made by subsidiaries and affiliates in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  Our borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of September 30, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of September 30, 2018, we had investments with a carrying value of $3.8 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  For the nine months ended September 30, 2018, our collateral payable for derivative investments decreased due primarily to increasing interest rates that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our Parent Company and to repay debt.

We used cash on hand and other arrangements to fund our acquisition as described in Note 3.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of September 30, 2018, there have been no material changes in our economic exposure to these market risks since December 31, 2017.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Liberty Life.  See Note 3 for additional information.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 63, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2018

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 6, 2018	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)