Form 10-Q
period 2019-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2019-05-06
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 000-55871

_________________

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

_________________

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Clinton Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

(260) 455-2000

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 1, 2019,  10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2019 – $91,669; 2018 – $91,219)	$96,648	$92,787
Trading securities	3,231	1,869
Equity securities	153	99
Mortgage loans on real estate	13,925	13,190
Policy loans	2,481	2,491
Derivative investments	974	1,081
Other investments	2,372	1,962
Total investments	119,784	113,479
Cash and invested cash	1,320	1,848
Deferred acquisition costs and value of business acquired	9,456	10,308
Premiums and fees receivable	606	568
Accrued investment income	1,158	1,087
Reinsurance recoverables	19,628	19,826
Reinsurance related embedded derivatives	-	188
Funds withheld reinsurance assets	555	563
Goodwill	1,778	1,782
Other assets	17,273	16,663
Separate account assets	143,369	132,833
Total assets	$314,927	$299,145

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$33,268	$33,884
Other contract holder funds	93,311	90,573
Short-term debt	686	288
Long-term debt	2,387	2,401
Reinsurance related embedded derivatives	80	-
Funds withheld reinsurance liabilities	4,677	4,860
Payables for collateral on investments	5,361	4,786
Other liabilities	13,538	13,201
Separate account liabilities	143,369	132,833
Total liabilities	296,677	282,826

Contingencies and Commitments (See Note 11)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,240	11,237
Retained earnings	4,356	4,423
Accumulated other comprehensive income (loss)	2,654	659
Total stockholder’s equity	18,250	16,319
Total liabilities and stockholder’s equity	$314,927	$299,145

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenues
Insurance premiums	$1,378	$709
Fee income	1,413	1,391
Net investment income	1,191	1,176
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(21)	(2)
Portion of loss recognized in other comprehensive income	13	-
Net other-than-temporary impairment losses on securities recognized in earnings	(8)	(2)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(343)	24
Total realized gain (loss)	(351)	22
Amortization of deferred gain on business sold through reinsurance	7	(1)
Other revenues	126	107
Total revenues	3,764	3,404
Expenses
Interest credited	671	645
Benefits	1,798	1,219
Commissions and other expenses	1,124	1,010
Interest and debt expense	38	32
Strategic digitization expense	15	15
Total expenses	3,646	2,921
Income (loss) before taxes	118	483
Federal income tax expense (benefit)	(15)	76
Net income (loss)	133	407
Other comprehensive income (loss), net of tax:	1,995	(1,614)
Comprehensive income (loss)	$2,128	$(1,207)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2019	2018
Common Stock
Balance as of beginning-of-year	$11,237	$10,713
Stock compensation/issued for benefit plans	3	(1)
Balance as of end-of-period	11,240	10,712

Retained Earnings
Balance as of beginning-of-year	4,423	4,405
Cumulative effect from adoption of new accounting standards	-	(644)
Net income (loss)	133	407
Dividends declared	(200)	-
Balance as of end-of-period	4,356	4,168

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	659	3,327
Cumulative effect from adoption of new accounting standards	-	644
Other comprehensive income (loss), net of tax	1,995	(1,614)
Balance as of end-of-period	2,654	2,357
Total stockholder’s equity as of end-of-period	$18,250	$17,237

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$133	$407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(78)	(5)
Trading securities purchases, sales and maturities, net	(1,210)	38
Change in premiums and fees receivable	(38)	(85)
Change in accrued investment income	(54)	(43)
Change in future contract benefits and other contract holder funds	(397)	365
Change in reinsurance related assets and liabilities	(330)	(520)
Change in accrued expenses	(71)	(111)
Change in federal income tax accruals	(15)	76
Realized (gain) loss	351	(22)
Amortization of deferred (gain) loss on business sold through reinsurance	(7)	1
Change in cash management agreement	(12)	128
Other	91	141
Net cash provided by (used in) operating activities	(1,637)	370

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(4,353)	(2,005)
Sales of available-for-sale securities and equity securities	2,371	430
Maturities of available-for-sale securities	1,427	1,353
Purchases of alternative investments	(174)	(63)
Sales and repayments of alternative investments	32	31
Issuance of mortgage loans on real estate	(1,099)	(546)
Repayment and maturities of mortgage loans on real estate	240	253
Issuance and repayment of policy loans, net	10	11
Net change in collateral on investments, derivatives and related settlements	567	(108)
Other	(64)	(33)
Net cash provided by (used in) investing activities	(1,043)	(677)

Cash Flows from Financing Activities
Issuance (payment) of short-term debt	398	29
Deposits of fixed account values, including the fixed portion of variable	4,037	2,759
Withdrawals of fixed account values, including the fixed portion of variable	(1,559)	(1,486)
Transfers to and from separate accounts, net	(507)	(686)
Common stock issued for benefit plans	(17)	(17)
Dividends paid	(200)	-
Net cash provided by (used in) financing activities	2,152	599

Net increase (decrease) in cash, invested cash and restricted cash	(528)	292
Cash, invested cash and restricted cash as of beginning-of-year	1,848	947
Cash, invested cash and restricted cash as of end-of-period	$1,320	$1,239

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana.  We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Liberty Life Assurance Company of Boston (“Liberty Life”).  We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributors, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.  LNL is licensed and sells its products throughout the U.S. and several U.S. territories.  See Note 14 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life.  The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our financial statements.  ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases and all related amendments

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance sheet as a right-of-use (“ROU”) asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the ROU asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

January 1, 2019

We adopted this standard and all related amendments, which resulted in the recognition of $171 million in ROU assets and $176 million in operating lease liabilities reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019.  Comparative periods continue to be measured and presented under historical guidance, and only the period of adoption is subject to this ASU.  Also, on transition, we have elected not to reassess: 1) whether expired or existing contracts contain a lease under the new definition of a lease; 2) lease classification for expired or existing leases; and 3) whether previously capitalized initial direct costs would qualify for capitalization under this ASU.  Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows.  For more information, see Note 11.

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

January 1, 2019

We adopted the provisions of this ASU, which did not result in a change to our existing practices; therefore, no cumulative effect adjustment was recorded.  As such, there was no impact on our consolidated financial condition and results of operations.

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

January 1, 2019

We adopted the provisions of this ASU, which did not have an impact on our consolidated financial condition and results of operations.  This ASU does result in our modification of certain hedge documentation and effectiveness methods, which we have reflected in applicable disclosures in Note 6.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

These amendments adopt a new model to measure and recognize credit losses for most financial assets.  The method used to measure estimated credit losses for available-for-sale (“AFS”) debt securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those debt securities.  The amendments will permit entities to recognize improvements in credit loss estimates on AFS debt securities by reducing the allowance account immediately through earnings.  The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective.  Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

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

3. Acquisition

On May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company in a transaction accounted for under the acquisition method of accounting pursuant to Business Combinations Topic 805 (“Topic 805”).  The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

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

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Since the May 1, 2018 acquisition date, we have adjusted provisional assets acquired by

$(5) million and provisional liabilities acquired by $23 million for an increase in provisional goodwill of $28 million.  Under the terms of the MTA, a final balance sheet will be agreed upon at a later date.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of March 31, 2019:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	107
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	142
Separate account assets	99
Total assets acquired	$4,322

Liabilities
Future contract benefits	$2,930
Other contract holder funds	46
Other liabilities acquired	140
Separate account liabilities	99
Total liabilities assumed	$3,215

Net identifiable assets acquired	$1,107
Goodwill	410
Net assets acquired	$1,517

Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

For the Three
Months Ended
March 31,
2018
Revenue	$3,959
Net income	422

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

4.  Variable Interest Entities

Unconsolidated VIEs

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by variable interest entities (“VIEs”) for which we are not the manager.  These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets.  For information about these structured securities, see Note 5.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.7 billion as of March 31, 2019, and December 31, 2018.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $18 million and $20 million as of March 31, 2019, and December 31, 2018, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2019.

5.  Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of March 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,450	$4,625	$802	$9	$82,264
ABS	973	45	5	(17)	1,030
U.S. government bonds	358	34	1	-	391
Foreign government bonds	399	50	-	-	449
RMBS	3,078	135	38	(17)	3,192
CMBS	867	16	3	(4)	884
CLOs	2,439	4	11	(5)	2,437
State and municipal bonds	4,538	871	7	-	5,402
Hybrid and redeemable preferred securities	567	55	23	-	599
Total fixed maturity AFS securities	$91,669	$5,835	$890	$(34)	$96,648

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,837	$2,871	$2,167	$(8)	$79,549
ABS	898	42	6	(14)	948
U.S. government bonds	361	27	2	-	386
Foreign government bonds	402	42	-	-	444
RMBS	3,099	113	61	(13)	3,164
CMBS	810	6	16	(3)	803
CLOs	1,746	3	24	(5)	1,730
State and municipal bonds	4,498	703	17	-	5,184
Hybrid and redeemable preferred securities	568	44	33	-	579
Total fixed maturity AFS securities	$91,219	$3,851	$2,326	$(43)	$92,787

(1)	Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,497	$3,500
Due after one year through five years	15,647	15,945
Due after five years through ten years	18,848	19,428
Due after ten years	46,320	50,232
Subtotal	84,312	89,105
Structured securities (ABS, MBS, CLOs)	7,357	7,543
Total fixed maturity AFS securities	$91,669	$96,648

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,619	$158	$14,037	$661	$18,656	$819
ABS	73	1	165	12	238	13
U.S. government bonds	6	-	28	1	34	1
RMBS	52	1	847	38	899	39
CMBS	9	-	297	3	306	3
CLOs	771	5	281	6	1,052	11
State and municipal bonds	153	1	125	6	278	7
Hybrid and redeemable
preferred securities	10	2	149	21	159	23
Total fixed maturity AFS securities	$5,693	$168	$15,929	$748	$21,622	$916

Total number of fixed maturity AFS securities in an unrealized loss position						1,847

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$30,947	$1,464	$7,023	$704	$37,970	$2,168
ABS	113	2	136	13	249	15
U.S. government bonds	70	1	23	1	93	2
RMBS	436	9	796	55	1,232	64
CMBS	470	11	82	5	552	16
CLOs	1,124	21	103	3	1,227	24
State and municipal bonds	376	7	92	10	468	17
Hybrid and redeemable
preferred securities	94	6	131	27	225	33
Total fixed maturity AFS securities	$33,630	$1,521	$8,386	$818	$42,016	$2,339

Total number of fixed maturity AFS securities in an unrealized loss position						3,360

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$23	$8	$1	7
Six months or greater, but less than nine months	20	6	-	4
Nine months or greater, but less than twelve months	98	42	-	10
Twelve months or greater	147	50	20	32
Total	$288	$106	$21	53

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$389	$122	$1	44
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	138	70	8	32
Total	$634	$249	$9	89

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $1.4 billion for the three months ended March 31, 2019.  As discussed further below, we believe the unrealized loss position as of  March 31, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of March 31, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$337	$358
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	6	2
Credit losses on securities for which an
OTTI was previously recognized	2	-
Decreases attributable to:
Securities sold, paid down or matured	(5)	(1)
Balance as of end-of-period	$340	$359

During the three months ended March 31, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of March 31, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2019, and December 31, 2018, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.1 billion, respectively, and a fair value of $3.1 billion and $2.9 billion, respectively.  Based upon the analysis discussed above, we believe as of March 31, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of March 31, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type.  Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$13,526	$401	$13,927	$12,959	$239	$13,198
60 to 90 days past due	-	1	1	-	1	1
Greater than 90 days past due	-	1	1	-	-	-
Valuation allowance	-	(1)	(1)	-	-	-
Unamortized premium (discount)	(16)	13	(3)	(17)	8	(9)
Total carrying value	$13,510	$415	$13,925	$12,942	$248	$13,190

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

For our commercial mortgage loans, no specifically identified loans were impaired as of March 31, 2019, or December 31, 2018.

For our residential mortgage loans, no specifically identified loans were impaired as of March 31, 2019, or December 31, 2018. The general allowance established on residential mortgage loans as of March 31, 2019, was $1 million.  As of December 31, 2018, the general allowance established on residential mortgage loans was less than $1 million.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018

Balance as of beginning-of-year	$-	$3
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$-	$3

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Average carrying value for impaired commercial mortgage loans on real estate	$-	$8
Interest income recognized on impaired commercial mortgage loans on real estate	-	-
Interest income collected on impaired commercial mortgage loans on real estate	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$12,307	91.1%	2.27	$11,656	90.1%	2.30
65% to 74%	1,165	8.6%	1.75	1,234	9.5%	1.76
75% to 100%	38	0.3%	1.20	52	0.4%	1.03
Total	$13,510	100.0%		$12,942	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$414	99.5%	$247	99.6%
Nonperforming	2	0.5%	1	0.4%
Total	$416	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 23% of commercial mortgage loans on real estate as of March 31, 2019, and December 31, 2018, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of March 31, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 30% and 34% of residential mortgage loans on real estate as of March 31, 2019, and December 31, 2018, respectively, and Florida, which accounted for 19% of residential mortgage loans on real estate as of March 31, 2019, and December 31, 2018.

Alternative Investments

As of March 31, 2019, and December 31, 2018, alternative investments included investments in 243 and 234 different partnerships, respectively, and the portfolio represented approximately 2% and 1% of our overall invested assets, respectively.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Fixed maturity AFS securities:
Gross gains	$12	$13
Gross losses	(26)	(30)
Gross OTTI	(8)	(2)
Gain (loss) on other investments (1)	5	(1)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(2)	(5)
Total realized gain (loss) related to certain investments	(19)	(25)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(236)	106
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(35)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Variable annuity net derivatives results: (4)
Gross gain (loss)	(54)	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)
Total realized gain (loss)	$(351)	$22

(1)	Includes market adjustments on equity securities still held of $6 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities.  See Note 8 for information regarding modified coinsurance.

(3)

Represents the net difference between the change in the fair value of the S&P 500 Index ® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)

Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefit (“GLB”) riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

Details underlying write-downs taken as a result of OTTI  that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(6)	$(2)
ABS	(1)	-
RMBS	(1)	-
Gross OTTI recognized in net income (loss)	(8)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income (loss)	$(8)	$(2)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$14	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-
Net portion of OTTI recognized in OCI	$13	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$695	$695	$616	$616
Securities pledged under securities lending agreements (2)	136	131	88	85
Securities pledged under repurchase agreements (3)	150	157	152	157
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	4,380	6,570	3,930	5,923
Total payables for collateral on investments	$5,361	$7,553	$4,786	$6,781

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

(3)

Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2019	2018
Collateral payable for derivative investments	$79	$(114)
Securities pledged under securities lending agreements	48	(68)
Securities pledged under repurchase agreements	(2)	-
Investments pledged for FHLBI	450	-
Total increase (decrease) in payables for collateral on investments	$575	$(182)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$150	$150
Securities Lending
Corporate bonds	136	-	-	-	136
Total gross secured borrowings	$136	$-	$-	$150	$286

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 -90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$152	$152
Securities Lending
Corporate bonds	88	-	-	-	88
Total gross secured borrowings	$88	$-	$-	$152	$240

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of March 31, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $548 million.  As of March 31, 2019, we have re-pledged $536 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2019, our investment commitments were $2.0 billion, which included $823 million of LPs, $661 million of mortgage loans on real estate and $528 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion and $1.2 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2019, and December 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $17.1 billion and $16.0 billion, respectively, or 14% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.3 billion and $13.8 billion, respectively, or 12% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

See Note 13 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

We adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in 2019.  See Note 2 for additional information.

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

Reverse Treasury Locks

We use reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the anticipated purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500

We use call options to hedge the liability exposure on certain options in variable annuity products.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with GWB and GIB features.  These GLB features are reinsured among various reinsurance counterparties on either a modified coinsurance (“Modco”) or coinsurance basis.  We cede a portion of the GLB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned subsidiary of LNC on a funds withheld coinsurance basis.  The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risks.  Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors.  We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.  However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,354	$64	$-	$1,528	$33	$9
Foreign currency contracts (1)	2,442	153	36	2,326	167	39
Total cash flow hedges	3,796	217	36	3,854	200	48
Fair value hedges:
Interest rate contracts (1)	546	-	160	553	-	137
Non-Qualifying Hedges
Interest rate contracts (1)	95,308	588	105	100,628	464	138
Foreign currency contracts (1)	11	-	-	47	-	-
Equity market contracts (1)	32,598	613	404	30,273	676	162
Credit contracts (1)	60	-	-	-	-	-
Embedded derivatives:
GLB direct (2)	-	439	-	-	123	-
GLB ceded (2) (3)	-	50	489	-	72	196
Reinsurance related (4)	-	-	80	-	188	-
Indexed annuity and IUL contracts (2) (5)	-	872	1,730	-	902	1,305
Total derivative instruments	$132,319	$2,779	$3,004	$135,355	$2,625	$1,986

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2019
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,465	$9,727	$51,648	$23,868	$500	$97,208
Foreign currency contracts (2)	66	264	764	1,278	81	2,453
Equity market contracts	22,440	5,001	1,996	13	3,148	32,598
Credit contracts	-	-	60	-	-	60
Total derivative instruments
with notional amounts	$33,971	$14,992	$54,468	$25,159	$3,729	$132,319

(1)	As of March 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2026.
(2)	As of March 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

As of March 31, 2019

Cumulative
Fair Value Hedging
Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$457	$161

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	6
Cash flow hedges:
Interest rate contracts	42	(46)
Foreign currency contracts	11	(37)
Change in foreign currency exchange rate adjustment	(14)	(50)
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	(9)	28
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Foreign currency contracts (1)	7	5
Foreign currency contracts (2)	1	-
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$148	$(72)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended
	March 31, 2019
	Realized	Net	Commissions
	Gain	Investment	and Other
	(Loss)	Income	Expenses
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(351)	$1,191	$1,124

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	24	-
Derivatives designated as hedging instruments	-	(24)	-
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-
Foreign currency contracts
Amount of gain or (loss) reclassified from AOCI into income	1	7	-

Non-Qualifying Hedges
Interest rate contracts	357	-	-
Equity market contracts	(458)	-	-
Embedded derivatives:
GLB	1	-	-
Reinsurance related	(289)	-	-
Indexed annuity and IUL contracts	(239)	-	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Three
Months Ended
March 31,
2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1
Foreign currency contracts (1)	5
Total cash flow hedges	6
Fair value hedges:
Interest rate contracts (1)	(4)
Interest rate contracts (2)	33
Total fair value hedges	29
Non-Qualifying Hedges
Interest rate contracts (2)	(312)
Foreign currency contracts (2)	2
Equity market contracts (2)	7
Equity market contracts (3)	(2)
Embedded derivatives:
Reinsurance related (2)	125
Indexed annuity and IUL contracts (2)	52
Total derivative instruments	$(93)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

For the Three
Months Ended
March 31,
2018
Offset to net investment income	$6

As of March 31, 2019,  $39 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2019, the NPR adjustment was zero.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2019 and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$56	$(3)	$33	$(4)
A+	389	(113)	296	(26)
A	5	-	106	(36)
A-	244	-	4	-
BBB+	-	-	177	-
	$694	$(116)	$616	$(66)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,302	$1,361	$2,663
Gross amounts offset	(328)	-	(328)
Net amount of assets	974	1,361	2,335
Gross amounts not offset:
Cash collateral	(694)	-	(694)
Non-cash collateral	(116)	-	(116)
Net amount	$164	$1,361	$1,525

Financial Liabilities
Gross amount of recognized liabilities	$896	$2,299	$3,195
Gross amounts offset	(115)	-	(115)
Net amount of liabilities	781	2,299	3,080
Gross amounts not offset:
Cash collateral	(116)	-	(116)
Non-cash collateral	(346)	-	(346)
Net amount	$319	$2,299	$2,618

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,282	$1,285	$2,567
Gross amounts offset	(201)	-	(201)
Net amount of assets	1,081	1,285	2,366
Gross amounts not offset:
Cash collateral	(616)	-	(616)
Non-cash collateral	(58)	-	(58)
Net amount	$407	$1,285	$1,692

Financial Liabilities
Gross amount of recognized liabilities	$806	$1,501	$2,307
Gross amounts offset	(59)	-	(59)
Net amount of liabilities	747	1,501	2,248
Gross amounts not offset:
Cash collateral	(66)	-	(66)
Non-cash collateral	(190)	-	(190)
Net amount	$491	$1,501	$1,992

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was (13)% and 16% for the three months ended March 31, 2019 and 2018, respectively.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate of 21%.  Differences between the effective rates and the corporate federal income tax rate were primarily the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.  The current quarter’s effective tax rate is lower than the comparable quarter in the prior year primarily as a result of an increased level of realized losses and the associated tax benefit resulting from the application of the corporate federal income tax rate of 21%.

8.  Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies.  In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.  Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products.  We hold assets in support of reserves associated with the transaction in a Modco investment portfolio that included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments, other investments and cash that had carrying values of $5.1 billion, $1.9 billion, $49 million, $186 million, $120 million, $85 million and $78 million, respectively, as of March 31, 2019.  In addition, the portfolio was supported by $237 million of over-collateralization and a $219 million letter of credit as of March 31, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during the first quarter of 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$95,670	$89,783
Net amount at risk (2)	209	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$95	$88
Net amount at risk (2)	16	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,031	$23,365
Net amount at risk (2)	596	2,007
Average attained age of contract holders	71 years	71 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(36)	11
Benefits paid	(6)	(3)
Balance as of end-of-period	$119	$108

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Asset Type
Domestic equity	$59,205	$54,060
International equity	19,865	18,359
Fixed income	39,351	37,942
Total	$118,421	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  Reserves on UL and VUL products with secondary guarantees represented 35% and 33% of total life insurance in-force reserves as of March 31, 2019, and December 31, 2018, respectively.  UL and VUL products with secondary guarantees represented 29% and 35% of total life insurance sales for the three months ended March 31, 2019 and 2018, respectively.

10.  Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and are reported in future contract benefits on our Consolidated Balance Sheets.  Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Incurred related to:
Current year	803	364
Prior years:
Interest	41	19
All other incurred (1)	(85)	(58)
Total incurred	759	325
Paid related to:
Current year	(215)	(126)
Prior years	(482)	(213)
Total paid	(697)	(339)
Net balance as of end-of-period	5,254	2,151
Reinsurance recoverable	143	56
Balance as of end-of-period	$5,397	$2,207

(1)

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

The interest rate assumption used for discounting long-term claim reserves is an important part of the reserving process due to the long benefit period for these claims.  Interest accrued on prior years’ reserves has been calculated on the opening reserve balance less one-half of the prior years’ incurred claim payments at our average reserve discount rate.

Long-term disability benefits may extend for many years, and claim development schedules do not reflect these longer benefit periods.  As a result, we use longer term retrospective runoff studies, experience studies and prospective studies to develop our liability estimates.

11.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2019.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March 31, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company,  filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  On January 11, 2019, the court dismissed Plaintiff’s complaint in its entirety.  In response, Plaintiff filed a motion for leave to amend the complaint, which we have opposed.

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

Commitments

Leases

Effective January 1, 2019, we adopted ASU 2016-02, which resulted in a new measurement and recognition of our long-term operating leases on our Consolidated Balance Sheets.  See Note 2 for additional information.

We lease office space and certain equipment under various long-term lease agreements, and we also enter into sale-leaseback transactions.  We determine if an arrangement is a lease at inception.  Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU asset is calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.  Our lease agreements may contain both lease and non-lease components, which are accounted for separately.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We recognized operating lease ROU assets of $161 million and associated lease liabilities of $168 million as of March 31, 2019.   We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets.  The weighted-average discount rate and remaining lease term on our operating leases was 3.4% and 7 years, respectively, as of March 31, 2019.  Operating lease expense for the three months ended March 31, 2019, was $12 million and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of March 31, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $177 million, and the associated accumulated amortization was $300 million.  These transactions have been classified as other assets on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.5% and 3 years, respectively, as of March 31, 2019.

Finance lease expense (in millions) was as follows:

For the Three
Months Ended
March 31,
2019
Amortization of ROU assets (1)	$18
Interest on lease liabilities (2)	3
Total	$21

(1)	Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Three
Months Ended
March 31,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13
Financing cash flows from finance leases	3

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$10

Our future minimum lease payments (in millions) under non-cancellable leases as of March 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
2019	$26	$93
2020	32	57
2021	28	67
2022	23	67
2023	20	91
Thereafter	64	28
Total future minimum lease payments	193	403
Less: Amount representing interest	25	39
Present value of minimum lease payments	$168	$364

As of March 31, 2019, we had additional office space leases that had not yet commenced totaling $37 million.  These leases will commence between the second and fourth quarters of 2019 and have lease terms of 4 to 11 years.

12.  Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$536	$3,283
Cumulative effect from adoption of new accounting standards	-	634
Unrealized holding gains (losses) arising during the period	3,406	(2,924)
Change in foreign currency exchange rate adjustment	13	53
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(925)	957
Income tax benefit (expense)	(531)	403
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(14)	(19)
Associated amortization of DAC, VOBA, DSI and DFEL	1	(4)
Income tax benefit (expense)	3	5
Balance as of end-of-period	$2,509	$2,424
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$29	$39
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(14)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	4	(1)
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	5	(9)
Change in DAC, VOBA, DSI and DFEL	(2)	(10)
Income tax benefit (expense)	(1)	4
Balance as of end-of-period	$22	$32
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Cumulative effect from adoption of new accounting standard	-	6
Unrealized holding gains (losses) arising during the period	53	(83)
Change in foreign currency exchange rate adjustment	(14)	(50)
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	(9)	28
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	9	6
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$148	$(72)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(25)	$(22)
Cumulative effect from adoption of new accounting standard	-	(5)
Balance as of end-of-period	$(25)	$(27)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(14)	$(19)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	(4)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(13)	(23)	operations before taxes
Income tax benefit (expense)	3	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(10)	$(18)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Foreign currency contracts	7	5	Net investment income
Foreign currency contracts	1	-	Total realized gain (loss)
Total gross reclassifications	9	6
Associated amortization of DAC,
VOBA, DSI and DFEL	(3)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	6	5	operations before taxes
Income tax benefit (expense)	(1)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$5	$4	Net income (loss)

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$96,648	$96,648	$92,787	$92,787
Trading securities	3,231	3,231	1,869	1,869
Equity securities	153	153	99	99
Mortgage loans on real estate	13,925	13,890	13,190	13,020
Derivative investments (1)	974	974	1,081	1,081
Other investments	2,362	2,362	1,951	1,951
Cash and invested cash	1,320	1,320	1,848	1,848
Reinsurance related embedded derivatives	-	-	188	188
Other assets:
GLB direct embedded derivatives	439	439	123	123
GLB ceded embedded derivatives	50	50	72	72
Indexed annuity ceded embedded derivatives	872	872	902	902
Separate account assets	143,369	143,369	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,730)	(1,730)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,948)	(1,948)	(542)	(542)
Account values of certain investment contracts	(35,737)	(38,752)	(34,500)	(36,321)
Short-term debt	(686)	(686)	(288)	(288)
Long-term debt	(2,387)	(2,615)	(2,401)	(2,519)
Reinsurance related embedded derivatives	(80)	(80)	-	-
Other liabilities:
Derivative liabilities (1)	(261)	(261)	(226)	(226)
GLB ceded embedded derivatives	(489)	(489)	(196)	(196)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy.  The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 1 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

ccc

	As of March 31, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,353	$5,911	$82,264
ABS	-	949	81	1,030
U.S. government bonds	374	17	-	391
Foreign government bonds	-	339	110	449
RMBS	-	3,192	-	3,192
CMBS	-	882	2	884
CLOs	-	2,340	97	2,437
State and municipal bonds	-	5,402	-	5,402
Hybrid and redeemable preferred securities	70	451	78	599
Trading securities	44	2,951	236	3,231
Equity securities	67	61	25	153
Derivative investments (1)	-	746	672	1,418
Cash and invested cash	-	1,320	-	1,320
Other assets:
GLB direct embedded derivatives	-	-	439	439
GLB ceded embedded derivatives	-	-	50	50
Indexed annuity ceded embedded derivatives	-	-	872	872
Separate account assets	696	142,657	-	143,353
Total assets	$1,251	$237,660	$8,573	$247,484

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,730)	$(1,730)
Reinsurance related embedded derivatives	-	(80)	-	(80)
Other liabilities:
Derivative liabilities (1)	-	(300)	(405)	(705)
GLB ceded embedded derivatives	-	-	(489)	(489)
Total liabilities	$-	$(380)	$(2,624)	$(3,004)

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

	For the Three Months Ended March 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$(1)	$69	$208	$(17)	$5,911
ABS	29	-	-	52	-	81
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
CLOs	105	-	-	97	(105)	97
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	-	-	206	(37)	236
Equity securities	25	-	-	-	-	25
Derivative investments	533	(382)	46	70	-	267
Other assets: (5)
GLB direct embedded derivatives	123	316	-	-	-	439
GLB ceded embedded derivatives	72	(22)	-	-	-	50
Indexed annuity ceded embedded derivatives	902	77	-	(107)	-	872
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,305)	(316)	-	(109)	-	(1,730)
Other liabilities – GLB ceded embedded
derivatives (5)	(196)	(293)	-	-	-	(489)
Total, net	$6,200	$(621)	$119	$417	$(166)	$5,949

	For the Three Months Ended March 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$3	$18	$97	$17	$5,485
ABS	26	-	-	-	-	26
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	20	-	27
CLOs	91	-	-	2	(91)	2
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(2)	-	-	-	47
Equity securities	-	-	-	1	26	27
Derivative investments	30	330	(25)	(56)	-	279
Other assets: (5)
GLB direct embedded derivatives	903	207	-	-	-	1,110
GLB ceded embedded derivatives	51	(6)	-	-	-	45
Indexed annuity ceded embedded derivatives	11	-	-	6	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,418)	52	-	20	-	(1,346)
Other liabilities – GLB ceded embedded
derivatives (5)	(954)	(201)	-	-	-	(1,155)
Total, net	$4,509	$384	$(8)	$90	$(221)	$4,754

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers into or out of Level 3 for AFS and trading securities are reported at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments are reported at cost on our Consolidated Balance Sheets.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$287	$(15)	$(7)	$(50)	$(7)	$208
ABS	52	-	-	-	-	52
CLOs	97	-	-	-	-	97
Trading securities	207	-	-	(1)	-	206
Derivative investments	131	(15)	(46)	-	-	70
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(126)	-	(107)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(148)	-	-	39	-	(109)
Total, net	$645	$(30)	$(53)	$(138)	$(7)	$417

	For the Three Months Ended March 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$248	$(57)	$(2)	$(92)	$-	$97
CMBS	21	-	-	(1)	-	20
CLOs	2	-	-	-	-	2
Equity securities	1	-	-	-	-	1
Derivative investments	67	(6)	(117)	-	-	(56)
Other assets – indexed annuity ceded
embedded derivatives	6	-	-	-	-	6
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(27)	-	-	47	-	20
Total, net	$318	$(63)	$(119)	$(46)	$-	$90

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Derivative investments	$(287)	$281
Embedded derivatives:
Indexed annuity and IUL contracts	(32)	(4)
Other assets – GLB direct and ceded	481	376
Other liabilities – GLB ceded	(481)	(376)
Total, net (1)	$(319)	$277

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2019			March 31, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$83	$(100)	$(17)	$40	$(23)	$17
RMBS	-	(7)	(7)	-	(12)	(12)
CLOs	-	(105)	(105)	-	(91)	(91)
Equity AFS securities	-	-	-	-	(161)	(161)
Trading securities	-	(37)	(37)	-	-	-
Equity securities	-	-	-	26	-	26
Total, net	$83	$(249)	$(166)	$66	$(287)	$(221)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,604	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	30.0%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.4%	-	3.1%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	1.6%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB direct and ceded
embedded derivatives	489	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	872	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,730)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(489)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
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

14.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  As discussed in Note 3, we completed the acquisition of Liberty Life during the second quarter of 2018.  Related results are included within the Group Protection segment.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  A discussion of these segments and Other Operations is found in Note 21 of our 2018 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities (“gain (loss) on the mark-to-market on certain instruments”);
▪	GLB rider fees ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”);
▪	The net valuation premium of the GLB attributed rider fees;
▪

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenues
Operating revenues:
Annuities	$1,088	$984
Retirement Plan Services	289	288
Life Insurance	1,584	1,549
Group Protection	1,138	552
Other Operations	56	58
Excluded realized gain (loss), pre-tax	(391)	(27)
Total revenues	$3,764	$3,404

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$239	$272
Retirement Plan Services	37	40
Life Insurance	159	122
Group Protection	55	29
Other Operations	(33)	(18)
Excluded realized gain (loss), after-tax	(309)	(22)
Net impact from the Tax Cuts and Jobs Act	-	(12)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(15)	(4)
Net income (loss)	$133	$407

Item 2.  Management’s Narrative Analysis of the Results of Operations

The Lincoln National Life Insurance Company (“LNL”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company,” “we,” “our” and “us.” LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life Assurance Company of Boston (“Liberty Life”), were consolidated with LNL.  Accordingly, all financial information presented herein for the three months ended March 31, 2019, includes the accounts of LNL and the accounts of Liberty Life.

Management’s narrative analysis (“MNA”) of the results of operations for the three months ended March 31, 2019, compared with the corresponding period in 2018 of LNL and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as “Forward-Looking Statements – Cautionary Language,” the Company’s consolidated financial statements included elsewhere herein and our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part II – Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  See Note 1 for a discussion of GAAP.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 14.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

Management’s narrative analysis is presented pursuant to General Instructions H(2) (a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” and Note 1 in our 2018 Form 10-K for a description of the business.

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

Forward-looking statements are subject to risks and uncertainties.  Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•	Deterioration in general economic and business conditions that may affect account values, investment results and claims experience;
•	Adverse capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments;
•

Legislative, regulatory or tax changes that affect:  the cost of, or demand for, our products; our ability to conduct business; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other regulations adopted by federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers;

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

•	Changes in our assumptions related to deferred acquisition costs (“DAC”) or value of business acquired (“VOBA”);
•	Ineffectiveness of our risk management policies and procedures;
•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products;
•	Changes in accounting principles that may affect our financial statements;
•	Lowering of one or more of our financial strength ratings;
•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;
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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of certain risks relating to our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2018 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2018 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2019, we would have recorded a favorable unlocking of approximately $105 million, pre-tax, for Annuities and approximately $20 million, pre-tax, for both Retirement Plan Services and Life Insurance.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2018 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and divestitures, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$239	$272
Retirement Plan Services	37	40
Life Insurance	159	122
Group Protection	55	29
Other Operations	(33)	(18)
Excluded realized gain (loss), after-tax	(309)	(22)
Net impact from the Tax Cuts and Jobs Act	-	(12)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(15)	(4)
Net income (loss)	$133	$407

Comparison of the Three Months Ended March 31, 2019 to 2018

Net income decreased due primarily to the following:

•	Realized losses as compared to realized gains in 2018.
•	Less favorable investment income on alternative investments.
•	Higher acquisition and integration costs incurred as part of our acquisition.
•	The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Federal income tax benefit as compared to federal income tax expense in 2018.
•	The inclusion of the results of the Liberty Group Business.
•	Growth in business in force and group earned premiums.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business, in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers.  The operating results of the Liberty Group Business are included in our Group Protection segment beginning on May 1, 2018.  The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.    For factors that could cause actual results to differ materially, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums (1)	$208	$70
Fee income	525	538
Net investment income	238	237
Operating realized gain (loss) (2)	41	48
Amortization of deferred gain on
business sold through reinsurance	8	-
Other revenues (3)	68	91
Total operating revenues	1,088	984
Operating Expenses
Interest credited	162	146
Benefits (1)	220	91
Commissions and other expenses	433	428
Total operating expenses	815	665
Income (loss) from operations before taxes	273	319
Federal income tax expense (benefit)	34	47
Income (loss) from operations	$239	$272

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss)” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to the Modco reinsurance transaction.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•	Lower other revenues attributable to the Modco reinsurance transaction.
•	Lower fee income driven by lower average daily variable account values.
•	Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by the amortization of deferred gain on business sold through reinsurance as a result of the Modco reinsurance transaction.

See “Additional Information” below for more information about the Modco reinsurance transaction.

Additional Information

Effective October 1, 2018, we entered into an agreement with Athene Holding Ltd. (“Athene”) to reinsure approximately $7.7 billion of in-force fixed and fixed indexed annuity products on a Modco basis.  The capital generated from this transaction was primarily used to fund LNC’s December 2018 accelerated share repurchase program of $450 million.  We expect an ongoing reduction in income from operations in future periods as a result of this Modco reinsurance transaction.  We continue to remain focused on the continued growth of both our fixed and variable annuity business.  For additional information on our annuity reinsurance agreement, see Note 8 herein.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 8% and 9% for the three months ended March 31, 2019 and 2018, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums and fee income (1)	$59	$62
Net investment income	224	220
Other revenues (2)	6	6
Total operating revenues	289	288
Operating Expenses
Interest credited	145	137
Commissions and other expenses	104	106
Total operating expenses	249	243
Income (loss) from operations before taxes	40	45
Federal income tax expense (benefit)	3	5
Income (loss) from operations	$37	$40

(1)	Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).
(2)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields.

•	Lower insurance premiums and fee income driven by lower average daily variable account values.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 16% and 11% for the three months ended March 31, 2019 and 2018, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 23% and 25% as of March 31, 2019 and 2018, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums (1)	$147	$131
Fee income	829	791
Net investment income	607	625
Operating realized gain (loss) (2)	(1)	1
Amortization of deferred gain on
business sold through reinsurance	(1)	(1)
Other revenues	3	2
Total operating revenues	1,584	1,549
Operating Expenses
Interest credited	348	346
Benefits	805	785
Commissions and other expenses	234	274
Total operating expenses	1,387	1,405
Income (loss) from operations before taxes	197	144
Federal income tax expense (benefit)	38	22
Income (loss) from operations	$159	$122

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses driven by lower margins and amortization rates.
•	Higher fee income due to growth in business in force.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to growth in business in force, partially offset by more favorable mortality.
•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields.

Strategies to Address Statutory Reserve Strain

We and our insurance subsidiaries have statutory surplus and risk-based capital levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  For information on strategies we use to reduce the statutory reserve strain caused by XXX and AG38, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

During the first quarter of 2019, we experienced favorable mortality relative to our expectations for claims seasonality.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums	$1,023	$508
Net investment income	74	40
Other revenues (1)	41	5
Total operating revenues	1,138	553
Operating Expenses
Interest credited	1	1
Benefits	753	326
Commissions and other expenses	314	189
Total operating expenses	1,068	516
Income (loss) from operations before taxes	70	37
Federal income tax expense (benefit)	15	8
Income (loss) from operations	$55	$29

(1)	Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the three months ended March 31, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the table above.  For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2018 Form 10-K.

Our life and disability loss ratios for the three months ended March 31, 2019, were 71.4% and 75.4%, respectively, and 63.2% and 61.9%, respectively, for the three months ended March 31, 2018.  When comparing our life and disability loss ratios for the three months ended March 31, 2019 and 2018, the increase in 2019 was driven primarily by the inclusion of the Liberty Group Business as we combined two blocks of business with different loss characteristics.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

Generally, we have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2018 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Net investment income	48	54
Other revenues	8	3
Total operating revenues	56	57
Operating Expenses
Interest credited	15	15
Benefits	20	17
Other expenses	20	7
Interest and debt expense	38	32
Strategic digitization expense	15	15
Total operating expenses	108	86
Income (loss) from operations before taxes	(52)	(29)
Federal income tax expense (benefit)	(19)	(11)
Income (loss) from operations	$(33)	$(18)

Comparison of the Three Months Ended March 31, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•

Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price significantly increased during the first quarter of 2019 compared to a  decrease during the first quarter of 2018.

•	Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.
•	Higher interest and debt expense due to an increase in both average balances of outstanding debt and rates.

The increase in loss from operations was partially offset by more favorable federal income tax benefits driven by excess tax benefits associated with stock-based compensation.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2018 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC(1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$40	$49
Total excluded realized gain (loss)	(391)	(27)
Total realized gain (loss), pre-tax	$(351)	$22

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(15)	$(21)
Gain (loss) on the mark-to-market on certain instruments (2)	(187)	84
GLB fees ceded to LNBAR and attributed fees	(85)	(82)
Indexed annuity forward-starting option	(22)	(3)
Total excluded realized gain (loss), after-tax	$(309)	$(22)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)

Includes activity with LNBAR.  As of March 31, 2019, the Modco investment portfolio consisted primarily of fixed maturity securities classified as AFS with changes in fair value recorded in OCI.  Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives.  See Note 8 for more information.

Comparison of the Three Months Ended March 31, 2019 to 2018

We had higher realized losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2018 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) Related to Certain Investments” in our 2018 Form 10-K for a discussion of our realized gain (loss) related to certain investments.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2018 Form 10-K for a discussion of the mark-to-market on certain instruments.

GLB Fees Ceded to LNBAR and Attributed Fees

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – GLB Fees Ceded to LNBAR and Attributed Fees” in our 2018 Form 10-K for a discussion of our guaranteed living benefit (“GLB”) fees ceded to LNBAR and attributed fees.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2018 Form 10-K for a discussion of our indexed annuity forward-starting option.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities (used) provided cash of $(1.6) billion and $370 million for the three months ended March 31, 2019 and 2018, respectively.  The use of cash flows from operating activities for the three months ended March 31, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities.  As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities.  See Note 8 for more information.  When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K.  Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of March 31, 2019; of this amount, $632 million involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K.  We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to LNC, our Parent Company.  The National Association of Insurance Commissioners’ (“NAIC”) adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the framework for our newly issued term business in 2017 and will phase in the framework by January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2018 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC is currently in the process of implementing changes to the statutory reserving, capital and accounting framework for variable annuities that will go into effect as of January 1, 2020.  The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.  For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements” in our 2018 Form 10-K.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY.

Financing Activities

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13 in our 2018 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (Standard & Poor’s/Moody’s Investors Service).  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2018 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2018 Form 10-K for additional information on our current financial strength ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2019, we had a net outstanding receivable (payable) of $(561) million from (to) certain subsidiaries and affiliates in the inter-company cash management program.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  We and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2019.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of March 31, 2019, we had investments with a carrying value of $4.7 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  For the three months ended March 31, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of March 31, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Item 4.    Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President (the principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period required by this report, we, under the supervision and with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act. We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year from the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2019, did not include an assessment of those disclosure controls and procedures that are included within internal control over financial reporting as it relates to Liberty Life.  See Note 3 for additional information.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Cost of Insurance Litigation

Reference is made to Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  In response to the January 11, 2019, dismissal by the court of Plaintiff’s complaint in its entirety, Plaintiff filed a motion for leave to amend the complaint, which we have opposed.

See Note 11 in “Part I – Item 1” above for further discussion regarding this and other contingencies.

Item 1A.  Risk Factors

In addition to the factors set forth in “Part I – Item 2.  Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language” above, you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2018.  Such risks and uncertainties are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 60, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2019

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 6, 2019	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)