Form 10-Q
period 2019-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2019-08-05
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

_________________

Securities registered pursuant to Section 12(b) of the Act: None

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

Non-accelerated Filer☒     Smaller Reporting Company ☐

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

As of July 31, 2019, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2019 – $90,009; 2018 – $91,219)	$98,225	$92,787
Trading securities	4,447	1,869
Equity securities	196	99
Mortgage loans on real estate	15,010	13,190
Policy loans	2,468	2,491
Derivative investments	1,510	1,081
Other investments	2,334	1,962
Total investments	124,190	113,479
Cash and invested cash	2,731	1,848
Deferred acquisition costs and value of business acquired	8,595	10,308
Premiums and fees receivable	553	568
Accrued investment income	1,115	1,087
Reinsurance recoverables	19,470	19,826
Reinsurance related embedded derivatives	-	188
Funds withheld reinsurance assets	554	563
Goodwill	1,778	1,782
Other assets	17,935	16,663
Separate account assets	146,275	132,833
Total assets	$323,196	$299,145

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$34,163	$33,884
Other contract holder funds	94,314	90,573
Short-term debt	742	288
Long-term debt	2,369	2,401
Reinsurance related embedded derivatives	321	-
Funds withheld reinsurance liabilities	5,255	4,860
Payables for collateral on investments	5,621	4,786
Other liabilities	13,992	13,201
Separate account liabilities	146,275	132,833
Total liabilities	303,052	282,826

Contingencies and Commitments (See Note 11)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,241	11,237
Retained earnings	4,378	4,423
Accumulated other comprehensive income (loss)	4,525	659
Total stockholder’s equity	20,144	16,319
Total liabilities and stockholder’s equity	$323,196	$299,145

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$1,335	$1,101	$2,713	$1,811
Fee income	1,454	1,405	2,867	2,796
Net investment income	1,287	1,177	2,478	2,354
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(4)	(1)	(25)	(3)
Portion of loss recognized in other comprehensive income	-	-	13	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(4)	(1)	(12)	(3)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(274)	34	(616)	58
Total realized gain (loss)	(278)	33	(628)	55
Amortization of deferred gain on business sold through reinsurance	7	(1)	13	(2)
Other revenues	123	137	249	241
Total revenues	3,928	3,852	7,692	7,255
Expenses
Interest credited	673	640	1,344	1,286
Benefits	1,747	1,548	3,544	2,767
Commissions and other expenses	1,215	1,119	2,340	2,127
Interest and debt expense	36	34	74	66
Strategic digitization expense	15	16	31	31
Total expenses	3,686	3,357	7,333	6,277
Income (loss) before taxes	242	495	359	978
Federal income tax expense (benefit)	20	75	4	151
Net income (loss)	222	420	355	827
Other comprehensive income (loss), net of tax:	1,871	(990)	3,866	(2,604)
Comprehensive income (loss)	$2,093	$(570)	$4,221	$(1,777)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Common Stock
Balance as of beginning-of-period	$11,240	$10,712	$11,237	$10,713
Capital contributions from Lincoln National Corporation	-	500	-	500
Stock compensation/issued for benefit plans	1	7	4	6
Balance as of end-of-period	11,241	11,219	11,241	11,219

Retained Earnings
Balance as of beginning-of-period	4,356	4,168	4,423	4,405
Cumulative effect from adoption of new accounting standards	-	-	-	(644)
Net income (loss)	222	420	355	827
Dividends paid to Lincoln National Corporation	(200)	-	(400)	-
Balance as of end-of-period	4,378	4,588	4,378	4,588

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	2,654	2,357	659	3,327
Cumulative effect from adoption of new accounting standards	-	-	-	644
Other comprehensive income (loss), net of tax	1,871	(990)	3,866	(2,604)
Balance as of end-of-period	4,525	1,367	4,525	1,367
Total stockholder’s equity as of end-of-period	$20,144	$17,174	$20,144	$17,174

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$355	$827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(124)	(30)
Trading securities purchases, sales and maturities, net	(2,124)	130
Change in premiums and fees receivable	15	(91)
Change in accrued investment income	(11)	14
Change in future contract benefits and other contract holder funds	(389)	(692)
Change in reinsurance related assets and liabilities	(598)	612
Change in accrued expenses	(94)	(99)
Change in federal income tax accruals	(86)	72
Realized (gain) loss	628	(55)
Amortization of deferred (gain) loss on business sold through reinsurance	(13)	2
Change in cash management agreement	(932)	63
Other	59	60
Net cash provided by (used in) operating activities	(3,314)	813

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,181)	(4,386)
Sales of available-for-sale securities and equity securities	5,095	525
Maturities of available-for-sale securities	3,263	3,285
Purchase of common stock in acquisition, net of cash acquired	-	(1,404)
Sale of business, net	-	(12)
Purchases of alternative investments	(184)	(146)
Sales and repayments of alternative investments	66	69
Issuance of mortgage loans on real estate	(2,273)	(1,308)
Repayment and maturities of mortgage loans on real estate	404	493
Issuance and repayment of policy loans, net	23	23
Net change in collateral on investments, derivatives and related settlements	1,028	502
Other	(123)	(84)
Net cash provided by (used in) investing activities	118	(2,443)

Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	-	500
Payment of long-term debt, including current maturities	(28)	-
Issuance (payment) of short-term debt	454	-
Proceeds from sale-leaseback transactions	-	51
Proceeds from certain financing arrangements	50	-
Deposits of fixed account values, including the fixed portion of variable	7,877	5,904
Withdrawals of fixed account values, including the fixed portion of variable	(2,951)	(2,981)
Transfers to and from separate accounts, net	(894)	(1,353)
Common stock issued for benefit plans	(29)	(20)
Dividends paid to Lincoln National Corporation	(400)	-
Net cash provided by (used in) financing activities	4,079	2,101

Net increase (decrease) in cash, invested cash and restricted cash	883	471
Cash, invested cash and restricted cash as of beginning-of-year	1,848	947
Cash, invested cash and restricted cash as of end-of-period	$2,731	$1,418

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (‘‘2018 Form 10-K’’), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

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

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments

These amendments clarify the measurement, recognition and presentation of the allowance for credit losses on accrued interest receivable balances; the inclusion of recoveries when estimating the allowance for credit losses; the inclusion of all Accounting Standards Codification (“ASC”) Topic 944 – Financial Services – Insurance reinsurance recoverables within the scope of ASC 326-20; and provide additional targeted clarifications on the calculation of the allowance for credit losses.

These amendments also make targeted clarifications to ASC Topics 815 and 825. Early adoption is permitted.

		January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief

The amendments provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASC Topic 326.

		January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs (“DAC”). Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2021, and early adoption is permitted.

 On July 17, 2019, the FASB, in a public meeting, voted to defer the implementation date for ASU 2018-12 for large public SEC filers to January 1, 2022. If adopted, we will update our projected date of adoption accordingly.

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

Since the May 1, 2018 acquisition date, we have adjusted assets acquired by $(5) million and liabilities acquired by $23 million for an increase in goodwill of $28 million. Under the terms of the MTA, a final balance sheet will be agreed upon at a later date. The following table presents the adjusted fair values (in millions) of the net assets acquired related to the Liberty Group Business:

Adjusted
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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.8 billion and $1.7 billion as of June 30, 2019, and December 31, 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $16 million and $20 million as of June 30, 2019, and December 31, 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the six months ended June 30, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$77,051	$7,026	$324	$3	$83,750
ABS	1,035	59	4	(20)	1,110
U.S. government bonds	350	45	-	-	395
Foreign government bonds	375	60	-	-	435
RMBS	2,869	181	10	(20)	3,060
CMBS	919	41	-	(4)	964
CLOs	2,418	9	7	(5)	2,425
State and municipal bonds	4,446	1,054	4	-	5,496
Hybrid and redeemable preferred securities	546	69	25	-	590
Total fixed maturity AFS securities	$90,009	$8,544	$374	$(46)	$98,225

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,837	$2,871	$2,167	$(8)	$79,549
ABS	898	42	6	(14)	948
U.S. government bonds	361	27	2	-	386
Foreign government bonds	402	42	-	-	444
RMBS	3,099	113	61	(13)	3,164
CMBS	810	6	16	(3)	803
CLOs	1,746	3	24	(5)	1,730
State and municipal bonds	4,498	703	17	-	5,184
Hybrid and redeemable preferred securities	568	44	33	-	579
Total fixed maturity AFS securities	$91,219	$3,851	$2,326	$(43)	$92,787

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,215	$3,198
Due after one year through five years	14,692	15,168
Due after five years through ten years	18,203	19,343
Due after ten years	46,658	52,957
Subtotal	82,768	90,666
Structured securities (ABS, MBS, CLOs)	7,241	7,559
Total fixed maturity AFS securities	$90,009	$98,225

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$1,156	$41	$5,966	$294	$7,122	$335
ABS	35	-	83	9	118	9
RMBS	11	-	437	10	448	10
CLOs	481	2	204	5	685	7
State and municipal bonds	115	1	78	3	193	4
Hybrid and redeemable
preferred securities	72	1	108	24	180	25
Total fixed maturity AFS securities	$1,870	$45	$6,876	$345	$8,746	$390

Total number of fixed maturity AFS securities in an unrealized loss position						872

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$30,947	$1,464	$7,023	$704	$37,970	$2,168
ABS	113	2	136	13	249	15
U.S. government bonds	70	1	23	1	93	2
RMBS	436	9	796	55	1,232	64
CMBS	470	11	82	5	552	16
CLOs	1,124	21	103	3	1,227	24
State and municipal bonds	376	7	92	10	468	17
Hybrid and redeemable
preferred securities	94	6	131	27	225	33
Total fixed maturity AFS securities	$33,630	$1,521	$8,386	$818	$42,016	$2,339

Total number of fixed maturity AFS securities in an unrealized loss position						3,360

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$39	$14	$1	13
Six months or greater, but less than nine months	47	16	-	5
Nine months or greater, but less than twelve months	2	1	-	2
Twelve months or greater	208	91	13	35
Total	$296	$122	$14	55

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$389	$122	$1	44
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	138	70	8	32
Total	$634	$249	$9	89

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $1.9 billion for the six months ended June 30, 2019. As discussed further below, we believe the unrealized loss position as of June 30, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of June 30, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$340	$359	$337	$358
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	4	1	10	2
Credit losses on securities for which an
OTTI was previously recognized	-	-	2	1
Decreases attributable to:
Securities sold, paid down or matured	(100)	(4)	(105)	(5)
Balance as of end-of-period	$244	$356	$244	$356

During the three and six months ended June 30, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•Failure of the issuer of the security to make scheduled payments;

•Deterioration of creditworthiness of the issuer;

•Deterioration of conditions specifically related to the security;

•Deterioration of fundamentals of the industry in which the issuer operates; and

•Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on fixed maturity AFS securities.

Determination of Credit Losses on Corporate Bonds

As of June 30, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2019, and December 31, 2018, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.1 billion, respectively, and a fair value of $3.1 billion and $2.9 billion, respectively. Based upon the analysis discussed above, we believe as of June 30, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of June 30, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$14,356	$645	$15,001	$12,959	$239	$13,198
60 to 90 days past due	-	5	5	-	1	1
Greater than 90 days past due	-	2	2	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(17)	21	4	(17)	8	(9)
Total carrying value	$14,339	$671	$15,010	$12,942	$248	$13,190

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

For our commercial mortgage loans, no specifically identified loans were impaired as of June 30, 2019, or December 31, 2018.

For our residential mortgage loans, no specifically identified loans were impaired as of June 30, 2019, or December 31, 2018. The general allowance established on residential mortgage loans as of June 30, 2019, was $2 million. As of December 31, 2018, the general allowance established on residential mortgage loans was less than $1 million.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Balance as of beginning-of-period	$-	$3	$-	$3
Additions	-	-	-	-
Charge-offs, net of recoveries	-	(1)	-	(1)
Balance as of end-of-period	$-	$2	$-	$2

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$7	$-	$7
Interest income recognized on impaired commercial
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	-	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$12,920	90.1%	2.30	$11,656	90.1%	2.30
65% to 74%	1,418	9.9%	1.75	1,234	9.5%	1.76
75% to 100%	1	0.0%	1.09	52	0.4%	1.03
Total	$14,339	100.0%		$12,942	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$664	99.0%	$247	99.6%
Nonperforming	7	1.0%	1	0.4%
Total	$671	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 23% of commercial mortgage loans on real estate as of June 30, 2019, and December 31, 2018, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of June 30, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 32% and 34% of residential mortgage loans on real estate as of June 30, 2019, and December 31, 2018, respectively, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of June 30, 2019, and December 31, 2018, respectively.

Alternative Investments

As of June 30, 2019, and December 31, 2018, alternative investments included investments in 245 and 234 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$19	$2	$31	$15
Gross losses	(17)	(11)	(42)	(41)
Gross OTTI	(4)	(1)	(12)	(3)
Gain (loss) on other investments (1)	(3)	4	1	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(6)	(7)	(11)
Total realized gain (loss) related to certain investments	(10)	(12)	(29)	(37)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	(175)	99	(412)	205
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(41)	(5)	(76)	(6)
Associated amortization of DAC, VOBA, DSI and DFEL	8	-	9	-
Variable annuity net derivatives results: (4)
Gross gain (loss)	(52)	(41)	(106)	(91)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(14)	(16)
Total realized gain (loss)	$(278)	$33	$(628)	$55

(1)Includes market adjustments on equity securities still held of $2 million and $8 million for the three and six months ended June 30, 2019, respectively, and $2 million for the three and six months ended June 30, 2018.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities. See Note 8 for information regarding modified coinsurance.

(3)Represents the net difference between the change in the fair value of the S&P 500 Index® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefit (“GLB”) riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and guaranteed death benefit (“GDB”) riders, including the cost of purchasing the hedging instruments.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(4)	$(1)	$(10)	$(3)
ABS	-	-	(1)	-
RMBS	-	-	(1)	-
Gross OTTI recognized in net income (loss)	(4)	(1)	(12)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	-	-
Net OTTI recognized in net income (loss)	$(4)	$(1)	$(12)	$(3)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$14	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$13	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,135	$1,135	$616	$616
Securities pledged under securities lending agreements (2)	156	152	88	85
Securities pledged under repurchase agreements (3)	150	158	152	157
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	4,180	6,314	3,930	5,923
Total payables for collateral on investments	$5,621	$7,759	$4,786	$6,781

(1)We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash. See Note 6 for additional information.

(2)Our pledged securities under securities lending agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. We value collateral daily and obtain additional collateral when deemed appropriate. The cash received in our securities lending program is typically invested in cash and invested cash or fixed maturity AFS securities.

(3)Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

(4)Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2019	2018
Collateral payable for derivative investments	$519	$(256)
Securities pledged under securities lending agreements	68	(80)
Securities pledged under repurchase agreements	(2)	381
Investments pledged for FHLBI	250	280
Total increase (decrease) in payables for collateral on investments	$835	$325

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$156	$-	$-	$-	$156
Repurchase Agreements
Corporate bonds	-	-	-	150	150
Total gross secured borrowings	$156	$-	$-	$150	$306

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	152	152
Total gross secured borrowings	$88	$-	$-	$152	$240

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge. As of June 30, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $558 million. As of June 30, 2019, we have re-pledged $450 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2019, our investment commitments were $2.2 billion, which included $969 million of LPs, $736 million of mortgage loans on real estate and $521 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.2 billion or 1% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2019, and December 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $17.5 billion and $16.0 billion, respectively, or 14% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.7 billion and $13.8 billion, respectively, or 12% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

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

Foreign Currency Swaps

We use foreign currency swaps to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange one currency for another at specified dates in the future at a specified exchange rate.

We also use foreign currency swaps designated and qualifying as cash flow hedges, to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

Foreign Currency Forwards

We use foreign currency forwards to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency forward is a contractual agreement to exchange one currency for another at specified dates in the future at a specified current exchange rate.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,224	$127	$-	$1,528	$33	$9
Foreign currency contracts (1)	2,519	226	38	2,326	167	39
Total cash flow hedges	3,743	353	38	3,854	200	48
Fair value hedges:
Interest rate contracts (1)	546	-	196	553	-	137
Non-Qualifying Hedges
Interest rate contracts (1)	98,765	883	125	100,628	464	138
Foreign currency contracts (1)	284	-	1	47	-	-
Equity market contracts (1)	35,787	774	429	30,273	676	162
Credit contracts (1)	-	-	-	-	-	-
Embedded derivatives:
GLB direct (2) (3)	-	-	1	-	123	-
GLB ceded (2) (3)	-	111	111	-	72	196
Reinsurance related (4)	-	-	321	-	188	-
Indexed annuity and IUL contracts (2) (5)	-	903	1,973	-	902	1,305
Total derivative instruments	$139,125	$3,024	$3,195	$135,355	$2,625	$1,986

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2019
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,663	$10,031	$53,055	$25,286	$500	$100,535
Foreign currency contracts (2)	304	255	831	1,345	68	2,803
Equity market contracts	24,730	5,027	2,879	13	3,138	35,787
Total derivative instruments
with notional amounts	$36,697	$15,313	$56,765	$26,644	$3,706	$139,125

(1)As of June 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was March 17, 2021.

(2)As of June 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 20, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

As of June 30, 2019

Cumulative
Fair Value Hedging
Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$772	$196

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	6
Cash flow hedges:
Interest rate contracts	102	(26)
Foreign currency contracts	87	(19)
Change in foreign currency exchange rate adjustment	(5)	50
Change in DAC, VOBA, DSI and DFEL	(4)	(4)
Income tax benefit (expense)	(38)	-
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Foreign currency contracts (1)	15	11
Foreign currency contracts (2)	4	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(9)
Income tax benefit (expense)	(4)	(1)
Balance as of end-of-period	$245	$31

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss)
	Recognized in Income
	For the Three Months Ended
	June 30, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(278)	$1,287

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	34
Derivatives designated as hedging instruments	-	(34)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1
Foreign currency contracts
Amount of gain or (loss) reclassified from AOCI into income	3	8

Non-Qualifying Hedges
Interest rate contracts	569	-
Equity market contracts	45	-
Embedded derivatives:
GLB	(1)	-
Reinsurance related	(271)	-
Indexed annuity and IUL contracts	(110)	-

	Gain (Loss)
	Recognized in Income
	For the Six Months Ended
	June 30, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(628)	$2,478

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	58
Derivatives designated as hedging instruments	-	(58)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2
Foreign currency contracts
Amount of gain or (loss) reclassified from AOCI into income	4	15

Non-Qualifying Hedges
Interest rate contracts	926	-
Equity market contracts	(413)	-
Embedded derivatives:
GLB	-	-
Reinsurance related	(560)	-
Indexed annuity and IUL contracts	(349)	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$2
Foreign currency contracts (1)	5	11
Total cash flow hedges	6	13
Fair value hedges:
Interest rate contracts (1)	(4)	(9)
Interest rate contracts (2)	14	47
Total fair value hedges	10	38
Non-Qualifying Hedges
Interest rate contracts (2)	(97)	(410)
Foreign currency contracts (2)	-	2
Equity market contracts (2)	(88)	(81)
Equity market contracts (3)	3	1
Embedded derivatives:
GLB(2)	1	1
Reinsurance related (2)	83	208
Indexed annuity and IUL contracts (2)	(62)	(10)
Total derivative instruments	$(144)	$(238)

(1)Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(3)Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Offset to net investment income	$6	$13

As of June 30, 2019, $42 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held. As of June 30, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of June 30, 2019 and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$306	$(67)	$33	$(4)
A+	460	(71)	296	(26)
A	12	(30)	106	(36)
A-	18	-	4	-
BBB+	337	-	177	-
	$1,133	$(168)	$616	$(66)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,938	$1,014	$2,952
Gross amounts offset	(428)	-	(428)
Net amount of assets	1,510	1,014	2,524
Gross amounts not offset:
Cash collateral	(1,133)	-	(1,133)
Non-cash collateral	(133)	-	(133)
Net amount	$244	$1,014	$1,258

Financial Liabilities
Gross amount of recognized liabilities	$883	$2,406	$3,289
Gross amounts offset	(72)	-	(72)
Net amount of liabilities	811	2,406	3,217
Gross amounts not offset:
Cash collateral	(168)	-	(168)
Non-cash collateral	(209)	-	(209)
Net amount	$434	$2,406	$2,840

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,282	$1,285	$2,567
Gross amounts offset	(201)	-	(201)
Net amount of assets	1,081	1,285	2,366
Gross amounts not offset:
Cash collateral	(616)	-	(616)
Non-cash collateral	(58)	-	(58)
Net amount	$407	$1,285	$1,692

Financial Liabilities
Gross amount of recognized liabilities	$806	$1,501	$2,307
Gross amounts offset	(59)	-	(59)
Net amount of liabilities	747	1,501	2,248
Gross amounts not offset:
Cash collateral	(66)	-	(66)
Non-cash collateral	(190)	-	(190)
Net amount	$491	$1,501	$1,992

7. Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss). The effective tax rate was 8% and 1% for the three and six months ended June 30, 2019, respectively, compared to 15% for each of the corresponding periods in 2018. The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate of 21%. Differences between the effective rates and the corporate federal income tax rate were primarily the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items. The three and six months ended June 30, 2019, effective tax rates were lower than the corresponding periods in 2018 as a result of an increased level of realized losses and the associated tax benefit resulting from the application of the corporate federal income tax rate of 21%.

8. Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. to reinsure fixed and fixed indexed annuity products. We held investments of $7.6 billion as of June 30, 2019, in support of reserves associated with the transaction in a Modco portfolio. As of June 30, 2019, the portfolio included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments and cash that had carrying values of $3.3 billion, $3.2 billion, $81 million, $583 million, $119 million and $350 million, respectively, as of June 30, 2019. In addition, the portfolio was supported by $233 million of over-collateralization and a $205 million letter of credit as of June 30, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during the first half of 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9. Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$97,434	$89,783
Net amount at risk (2)	112	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$94	$88
Net amount at risk (2)	15	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,166	$23,365
Net amount at risk (2)	445	2,007
Average attained age of contract holders	71 years	71 years

(1)Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.

(2)Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Six
	Months Ended
	June 30,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(35)	18
Benefits paid	(11)	(7)
Balance as of end-of-period	$115	$111

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Asset Type
Domestic equity	$60,173	$54,060
International equity	20,072	18,359
Fixed income	40,134	37,942
Total	$120,379	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 35% and 33% of total life insurance in-force reserves as of June 30, 2019, and December 31, 2018, respectively. UL and VUL products with secondary guarantees represented 29% of total life insurance sales for the three and six months ended June 30, 2019, compared to 30% and 33%, respectively, for the corresponding periods in 2018.

10. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Business acquired (1)	-	2,836
Incurred related to:
Current year	1,577	986
Prior years:
Interest	80	50
All other incurred (2)	(144)	(87)
Total incurred	1,513	949
Paid related to:
Current year	(593)	(393)
Prior years	(810)	(517)
Total paid	(1,403)	(910)
Net balance as of end-of-period	5,302	5,040
Reinsurance recoverable	147	136
Balance as of end-of-period	$5,449	$5,176

(1)Represents Liberty group life and disability reserves, net, as of May 1, 2018. See Note 3 for additional information.

(2)All other incurred is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A negative number implies a favorable result where claim resolutions were more favorable than assumed. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims. It will vary from actual experience in any one period, both favorably and unfavorably.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017. Plaintiffs own Legend Series universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates in 2016 and 2017. We are vigorously defending this matter.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. Plaintiff seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and which contain non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policies. Plaintiff also seeks to represent a sub-class of such policyholders who own or owned “life insurance policies issued in the State of New York.” Plaintiff seeks damages on behalf of the policyholder class and sub-class. We are vigorously defending this matter.

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

We recognized operating lease ROU assets of $154 million and associated lease liabilities of $164 million as of June 30, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term on our operating leases was 3.4% and 6 years, respectively, as of June 30, 2019. Operating lease expense for the three and six months ended June 30, 2019, was $12 million and $23 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $159 million, and the associated accumulated amortization was $318 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.7% and 3 years, respectively, as of June 30, 2019.

Finance lease expense (in millions) was as follows:

	For the Three	For the Six
	Months	Months
	Ended	Ended
	June 30, 2019	June 30, 2019
Amortization of ROU assets (1)	$19	$37
Interest on lease liabilities (2)	4	7
Total	$23	$44

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Six
Months
Ended
June 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28
Financing cash flows from finance leases	7

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$13

Our future minimum lease payments (in millions) under non-cancellable leases as of June 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Remainder of 2019	$17	$90
2020	34	58
2021	30	67
2022	24	67
2023	21	91
Thereafter	64	28
Total future minimum lease payments	190	401
Less: Amount representing interest	26	37
Present value of minimum lease payments	$164	$364

As of June 30, 2019, we had additional office space leases that had not yet commenced totaling $40 million. These leases will commence in the third and fourth quarters of 2019 and have lease terms of 7 to 11 years.

12. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$536	$3,283
Cumulative effect from adoption of new accounting standards	-	634
Unrealized holding gains (losses) arising during the period	6,623	(4,667)
Change in foreign currency exchange rate adjustment	2	(49)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,904)	1,402
Income tax benefit (expense)	(1,004)	702
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(22)	(29)
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(2)
Income tax benefit (expense)	6	7
Balance as of end-of-period	$4,275	$1,329
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$29	$39
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(14)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	4	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	17	(6)
Change in DAC, VOBA, DSI and DFEL	(4)	(11)
Income tax benefit (expense)	(3)	3
Balance as of end-of-period	$30	$34
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Cumulative effect from adoption of new accounting standard	-	6
Unrealized holding gains (losses) arising during the period	189	(45)
Change in foreign currency exchange rate adjustment	(5)	50
Change in DAC, VOBA, DSI and DFEL	(4)	(4)
Income tax benefit (expense)	(38)	-
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	21	13
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(9)
Income tax benefit (expense)	(4)	(1)
Balance as of end-of-period	$245	$31
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(25)	$(22)
Cumulative effect from adoption of new accounting standard	-	(5)
Balance as of end-of-period	$(25)	$(27)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(22)	$(29)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(6)	(2)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(28)	(31)	operations before taxes
Income tax benefit (expense)	6	7	Federal income tax expense (benefit)
Reclassification, net of income tax	$(22)	$(24)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$5	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	5	-	operations before taxes
Income tax benefit (expense)	(1)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$4	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Foreign currency contracts	15	11	Net investment income
Foreign currency contracts	4	-	Total realized gain (loss)
Total gross reclassifications	21	13
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(9)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	20	4	operations before taxes
Income tax benefit (expense)	(4)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$16	$3	Net income (loss)

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$98,225	$98,225	$92,787	$92,787
Trading securities	4,447	4,447	1,869	1,869
Equity securities	196	196	99	99
Mortgage loans on real estate	15,010	15,343	13,190	13,020
Derivative investments (1)	1,510	1,510	1,081	1,081
Other investments	2,324	2,324	1,951	1,951
Cash and invested cash	2,731	2,731	1,848	1,848
Reinsurance related embedded derivatives	-	-	188	188
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	111	111	72	72
Indexed annuity ceded embedded derivatives	903	903	902	902
Separate account assets	146,275	146,275	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,973)	(1,973)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,973)	(1,973)	(542)	(542)
Account values of certain investment contracts	(36,658)	(44,662)	(34,500)	(36,321)
Short-term debt	(742)	(742)	(288)	(288)
Long-term debt	(2,369)	(2,643)	(2,401)	(2,519)
Reinsurance related embedded derivatives	(321)	(321)	-	-
Other liabilities:
Derivative liabilities (1)	(289)	(289)	(226)	(226)
GLB direct embedded derivatives	(1)	(1)	-	-
GLB ceded embedded derivatives	(111)	(111)	(196)	(196)

(1)We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$77,689	$6,061	$83,750
ABS	-	897	213	1,110
U.S. government bonds	378	17	-	395
Foreign government bonds	-	322	113	435
RMBS	-	3,060	-	3,060
CMBS	-	962	2	964
CLOs	-	2,318	107	2,425
State and municipal bonds	-	5,496	-	5,496
Hybrid and redeemable preferred securities	72	440	78	590
Trading securities	49	3,875	523	4,447
Equity securities	40	88	68	196
Derivative investments (1)	-	1,115	895	2,010
Cash and invested cash	-	2,731	-	2,731
Other assets:
GLB ceded embedded derivatives	-	-	111	111
Indexed annuity ceded embedded derivatives	-	-	903	903
Separate account assets	685	145,577	-	146,262
Total assets	$1,224	$244,587	$9,074	$254,885

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,973)	$(1,973)
Reinsurance related embedded derivatives	-	(321)	-	(321)
Other liabilities:
Derivative liabilities (1)	-	(360)	(429)	(789)
GLB direct embedded derivatives	-	-	(1)	(1)
GLB ceded embedded derivatives	-	-	(111)	(111)
Total liabilities	$-	$(681)	$(2,514)	$(3,195)

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

(1)Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

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

	For the Three Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,911	$1	$24	$194	$(69)	$6,061
ABS	81	-	1	152	(21)	213
Foreign government bonds	110	-	3	-	-	113
CMBS	2	-	-	-	-	2
CLOs	97	-	-	107	(97)	107
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	236	2	-	371	(86)	523
Equity securities	25	-	-	43	-	68
Derivative investments	267	71	69	59	-	466
Other assets: (6)
GLB direct embedded derivatives	439	(439)	-	-	-	-
GLB ceded embedded derivatives	50	61	-	-	-	111
Indexed annuity ceded embedded derivatives	872	44	-	(13)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,730)	(154)	-	(89)	-	(1,973)
Other liabilities: (6)
GLB direct embedded derivatives	-	(1)	-	-	-	(1)
GLB ceded embedded derivatives	(489)	378	-	-	-	(111)
Total, net	$5,949	$(37)	$97	$824	$(273)	$6,560

	For the Three Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,485	$3	$(124)	$205	$(47)	$5,522
ABS	26	-	-	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	108	-	-	-	-	108
CMBS	27	-	-	(1)	(21)	5
CLOs	2	-	-	145	(2)	145
Hybrid and redeemable
preferred securities	77	-	1	-	-	78
Trading securities	47	(3)	-	(22)	-	22
Equity securities	27	-	-	(1)	-	26
Derivative investments	279	(108)	(39)	(39)	-	93
Other assets: (6)
GLB direct embedded derivatives	1,110	138	-	-	-	1,248
GLB ceded embedded derivatives	45	(4)	-	-	-	41
Indexed annuity ceded embedded derivatives	17	1	-	11	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,346)	(62)	-	8	-	(1,400)
Other liabilities – GLB ceded embedded
derivatives (6)	(1,155)	(133)	-	-	-	(1,288)
Total, net	$4,754	$(168)	$(162)	$306	$(70)	$4,660

	For the Six Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$-	$93	$402	$(86)	$6,061
ABS	29	-	1	204	(21)	213
Foreign government bonds	109	-	4	-	-	113
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
CLOs	105	-	-	204	(202)	107
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	2	-	577	(123)	523
Equity securities	25	-	-	43	-	68
Derivative investments	533	(311)	115	129	-	466
Other assets: (6)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	39	-	-	-	111
Indexed annuity ceded embedded derivatives	902	121	-	(120)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(470)	-	(198)	-	(1,973)
Other liabilities: (6)
GLB direct embedded derivatives	-	(1)	-	-	-	(1)
GLB ceded embedded derivatives	(196)	85	-	-	-	(111)
Total, net	$6,200	$(658)	$216	$1,241	$(439)	$6,560

	For the Six Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$6	$(106)	$302	$(30)	$5,522
ABS	26	-	-	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	19	(21)	5
CLOs	91	-	-	147	(93)	145
Hybrid and redeemable
preferred securities	76	-	2	-	-	78
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(5)	-	(22)	-	22
Equity securities	-	-	-	-	26	26
Derivative investments	30	222	(64)	(95)	-	93
Other assets: (6)
GLB direct embedded derivatives	903	345	-	-	-	1,248
GLB ceded embedded derivatives	51	(10)	-	-	-	41
Indexed annuity ceded embedded derivatives	11	1	-	17	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(10)	-	28	-	(1,400)
Other liabilities: (6)
GLB ceded embedded derivatives	(954)	(334)	-	-	-	(1,288)
Total, net	$4,509	$216	$(170)	$396	$(291)	$4,660

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).

(2)Issuances, sales, maturities, settlements, calls, net, includes financial instruments acquired in the Liberty Life transaction as follows: corporate bonds of $67 million and asset-backed securities of $17 million.

(3)Transfers into or out of Level 3 for AFS and trading securities are reported at amortized cost as of the beginning-of-year. For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

(4)Transfers into or out of Level 3 for FHLB stock between equity securities and other investments are reported at cost on our Consolidated Balance Sheets.

(5)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(6)Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$291	$(16)	$(47)	$(34)	$-	$194
ABS	154	-	-	(2)	-	152
CLOs	107	-	-	-	-	107
Trading securities	371	-	-	-	-	371
Equity securities	43	-	-	-	-	43
Derivative investments	141	4	(86)	-	-	59
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(34)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(149)	-	-	60	-	(89)
Total, net	$979	$(12)	$(133)	$(10)	$-	$824

	For the Three Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$448	$(103)	$-	$(79)	$(61)	$205
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	-	-	-	(1)	-	(1)
CLOs	145	-	-	-	-	145
Trading securities	2	(24)	-	-	-	(22)
Equity securities	-	(1)	-	-	-	(1)
Derivative investments	61	11	(111)	-	-	(39)
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(48)	-	-	56	-	8
Total, net	$641	$(139)	$(111)	$(24)	$(61)	$306

	For the Six Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$578	$(31)	$(54)	$(84)	$(7)	$402
ABS	206	-	-	(2)	-	204
CLOs	204	-	-	-	-	204
Trading securities	578	-	-	(1)	-	577
Equity securities	43	-	-	-	-	43
Derivative investments	272	(11)	(132)	-	-	129
Other assets – indexed annuity ceded
embedded derivatives	40	-	-	(160)	-	(120)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(296)	-	-	98	-	(198)
Total, net	$1,625	$(42)	$(186)	$(149)	$(7)	$1,241

	For the Six Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$696	$(160)	$(2)	$(171)	$(61)	$302
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	21	-	-	(2)	-	19
CLOs	147	-	-	-	-	147
Trading securities	2	(24)	-	-	-	(22)
Equity securities	1	(1)	-	-	-	-
Derivative investments	128	5	(228)	-	-	(95)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	-	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(75)	-	-	103	-	28
Total, net	$959	$(202)	$(230)	$(70)	$(61)	$396

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Derivative investments	$18	$(169)	$(269)	$106
Embedded derivatives:
Indexed annuity and IUL contracts	(44)	(6)	(76)	(7)
Other assets – GLB direct and ceded	(267)	313	213	689
Other liabilities – GLB direct and ceded	267	(313)	(213)	(689)
Total, net (1)	$(26)	$(175)	$(345)	$99

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2019			June 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2	$(71)	$(69)	$3	$(50)	$(47)
ABS	-	(21)	(21)	-	-	-
CMBS	-	-	-	-	(21)	(21)
CLOs	-	(97)	(97)	-	(2)	(2)
Trading securities	5	(91)	(86)	-	-	-
Total, net	$7	$(280)	$(273)	$3	$(73)	$(70)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2019			June 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$85	$(171)	$(86)	$43	$(73)	$(30)
ABS	-	(21)	(21)	-	-	-
RMBS	-	(7)	(7)	-	(12)	(12)
CMBS	-	-	-	-	(21)	(21)
CLOs	-	(202)	(202)	-	(93)	(93)
Equity AFS securities	-	-	-	-	(161)	(161)
Trading securities	5	(128)	(123)	-	-	-
Equity securities	-	-	-	26	-	26
Total, net	$90	$(529)	$(439)	$69	$(360)	$(291)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets. Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period. When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result. When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result. For the three and six months ended June 30, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,708	Discounted cash flow	Liquidity/duration adjustment (1)	0.9%	-	32.2%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.0%	-	2.7%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	1.6%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB ceded embedded derivatives	111	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

Indexed annuity ceded
embedded derivatives	903	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,973)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB direct and ceded
embedded derivatives	(112)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

(1)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

(3)The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.

(4)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(5)The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.

(6)The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(7)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(8)The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.

•Indexed annuity and IUL contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.

•GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Realized gains and losses associated with the following (“excluded realized gain (loss)”):

▪Sales or disposals and impairments of securities;

▪Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities (“gain (loss) on the mark-to-market on certain instruments”);

▪GLB rider fees ceded to LNBAR;

▪The net valuation premium of the GLB attributed rider fees;

▪Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

▪Changes in the fair value of equity securities;

•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;

•Gains (losses) on early extinguishment of debt;

•Losses from the impairment of intangible assets;

•Income (loss) from discontinued operations;

•Acquisition and integration costs related to mergers and acquisitions; and

•Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Excluded realized gain (loss);

•Revenue adjustments from the initial adoption of new accounting standards;

•Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Operating revenues:
Annuities	$1,065	$1,018	$2,153	$2,001
Retirement Plan Services	296	289	585	577
Life Insurance	1,686	1,575	3,269	3,123
Group Protection	1,155	937	2,293	1,490
Other Operations	50	48	106	106
Excluded realized gain (loss), pre-tax	(324)	(15)	(714)	(42)
Total revenues	$3,928	$3,852	$7,692	$7,255

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$268	$287	$507	$559
Retirement Plan Services	39	41	76	81
Life Insurance	171	130	330	252
Group Protection	68	45	122	74
Other Operations	(36)	(36)	(68)	(54)
Excluded realized gain (loss), after-tax	(255)	(12)	(564)	(34)
Net impact from the Tax Cuts and Jobs Act	-	-	-	(12)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(33)	(35)	(48)	(39)
Net income (loss)	$222	$420	$355	$827

15. Subsequent Event

On July 31, 2019, LNC, as borrower and guarantor, and certain subsidiaries, including LNL, entered into a credit agreement with a syndicate of banks. This agreement (the “credit facility”) allows for the issuance of letters of credit and borrowing of up to $2.25 billion. The credit facility is unsecured and has a commitment termination date of July 31, 2024.

Effective as of July 31, 2019, the credit facility replaced the credit agreement dated as of June 30, 2016, and the commitments under that agreement have been terminated.

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

Management’s narrative analysis (“MNA”) of the results of operations for the three and six months ended June 30, 2019, compared with the corresponding periods in 2018 of LNL and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as “Forward-Looking Statements – Cautionary Language,” the Company’s consolidated financial statements included elsewhere herein, our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part II – Item 8. Financial Statements and Supplementary Data,” and other reports filed with the Securities and Exchange Commission (“SEC”).

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•Deterioration in general economic and business conditions that may affect account values, investment results and claims experience;

•Adverse capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments;

•Legislative, regulatory or tax changes that affect: the cost of, or demand for, our products; our ability to conduct business; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of any “best interest” standards of care adopted by the SEC or other regulations adopted by federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers;

•Actions taken by reinsurers to raise rates on in-force business;

•Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, and demand for our products;

•Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses, and reduced hedge performance related to variable annuities;

•The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as: adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and class action cases; new decisions that result in changes in law; and unexpected trial court rulings;

•A decline in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit features of our variable annuity products;

•Changes in our assumptions related to deferred acquisition costs (“DAC”) or value of business acquired (“VOBA”);

•Ineffectiveness of our risk management policies and procedures;

•A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products;

•Changes in accounting principles that may affect our financial statements;

•Lowering of one or more of our financial strength ratings;

•Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;

•Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems from cyberattacks or other breaches of our data security systems;

•The adequacy and collectability of reinsurance that we have purchased;

•Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;

•Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that our subsidiaries can charge for their products;

•The unknown effect on our businesses resulting from evolving market preferences and the changing demographics of our client base;

•Possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and

•The unanticipated loss of key management, financial planners or wholesalers.

The risks and uncertainties included here are not exhaustive.  Our most recent Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2018 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”), embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2019, we would have recorded a favorable unlocking of approximately $140 million, pre-tax, for Annuities, approximately $50 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

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

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$268	$287	$507	$559
Retirement Plan Services	39	41	76	81
Life Insurance	171	130	330	252
Group Protection	68	45	122	74
Other Operations	(36)	(36)	(68)	(54)
Excluded realized gain (loss), after-tax	(255)	(12)	(564)	(34)
Net impact from the Tax Cuts and Jobs Act	-	-	-	(12)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(33)	(35)	(48)	(39)
Net income (loss)	$222	$420	$355	$827

Comparison of the Three Months Ended June 30, 2019 to 2018

Net income decreased due primarily to the following:

•Realized losses as compared to realized gains in 2018.

•The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.

•Higher incentive compensation resulting from production performance, and increases in our deferred compensation plan expense.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Unfavorable mortality in our Life Insurance segment.

The decrease in net income was partially offset by the following:

•Favorable investment income on alternative investments.

•Growth in business in force and group earned premiums.

•The inclusion of an additional month of Liberty Group Business results in 2019.

Comparison of the Six Months Ended June 30, 2019 to 2018

Net income decreased due primarily to the following:

•Realized losses as compared to realized gains in 2018.

•The effect of the Modco reinsurance transaction in the Annuities segment.

•Increases in our deferred compensation plan expense, and higher incentive compensation resulting from production performance.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

The decrease in net income was partially offset by the following:

•Growth in business in force and group earned premiums.

•The inclusion of the results of the Liberty Group Business.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$137	$109	$345	$180
Fee income	541	539	1,065	1,076
Net investment income	267	229	507	466
Operating realized gain (loss) (2)	46	48	87	96
Amortization of deferred gain on
business sold through reinsurance	8	-	15	-
Other revenues (3)	66	93	134	183
Total operating revenues	1,065	1,018	2,153	2,001
Operating Expenses
Interest credited	163	143	324	290
Benefits (1)	155	126	374	216
Commissions and other expenses	436	411	871	839
Total operating expenses	754	680	1,569	1,345
Income (loss) from operations before taxes	311	338	584	656
Federal income tax expense (benefit)	43	51	77	97
Income (loss) from operations	$268	$287	$507	$559

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to the Modco reinsurance transaction.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues as a result of the Modco reinsurance transaction.

•Higher commissions and other expenses due to higher incentive compensation as a result of production performance.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and favorable investment income on alternative investments within our surplus portfolio.

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues as a result of the Modco reinsurance transaction.

•Higher commissions and other expenses due to higher incentive compensation as a result of production performance.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by the following:

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values, partially offset by lower surplus earnings as a result of the Modco reinsurance transaction.

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

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average account values were 9% for the three and six months ended June 30, 2019 and 2018.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums and fee income (1)	$60	$62	$120	$126
Net investment income	230	221	453	440
Other revenues (2)	6	6	12	11
Total operating revenues	296	289	585	577
Operating Expenses
Interest credited	145	137	290	274
Benefits	-	-	1	1
Commissions and other expenses	105	104	209	209
Total operating expenses	250	241	500	484
Income (loss) from operations before taxes	46	48	85	93
Federal income tax expense (benefit)	7	7	9	12
Income (loss) from operations	$39	$41	$76	$81

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to lower insurance premiums and fee income driven by lower average daily variable account values.  The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower insurance premiums and fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 13% for the three and six months ended June 30, 2019, respectively, compared to 10% and 11%, respectively, for the corresponding periods in 2018.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 22% and 24% as of June 30, 2019 and 2018, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$166	$147	$313	$278
Fee income	853	803	1,682	1,593
Net investment income	663	618	1,270	1,243
Operating realized gain (loss) (2)	-	-	(1)	1
Amortization of deferred gain on
business sold through reinsurance	(1)	(1)	(2)	(2)
Other revenues	5	8	7	10
Total operating revenues	1,686	1,575	3,269	3,123
Operating Expenses
Interest credited	349	345	697	691
Benefits	813	779	1,618	1,564
Commissions and other expenses	311	290	545	565
Total operating expenses	1,473	1,414	2,860	2,820
Income (loss) from operations before taxes	213	161	409	303
Federal income tax expense (benefit)	42	31	79	51
Income (loss) from operations	$171	$130	$330	$252

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Six Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Higher fee income due to growth in business in force.

•Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher benefits due to growth in business in force. When comparing the three months ended June 30, 2019 to 2018, the higher benefits were also attributable to unfavorable mortality.

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

Additional Information

During the second quarter of 2019, we experienced unfavorable mortality relative to our 2019 expectation for claims seasonality. Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums	$1,032	$846	$2,055	$1,354
Net investment income	81	63	154	103
Other revenues (1)	42	28	84	33
Total operating revenues	1,155	937	2,293	1,490
Operating Expenses
Interest credited	1	1	3	2
Benefits	758	617	1,511	943
Commissions and other expenses	310	262	624	451
Total operating expenses	1,069	880	2,138	1,396
Income (loss) from operations before taxes	86	57	155	94
Federal income tax expense (benefit)	18	12	33	20
Income (loss) from operations	$68	$45	$122	$74

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Inclusion of an additional month of Liberty Group Business results in 2019 (see “Additional Information” below for more information).

•Higher insurance premiums, net of benefits, driven by growth in business and lower incidence in our long-term disability business, partially offset by unfavorable claims severity and life waiver experience in our life business.

•Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments within our surplus portfolio.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher amortization expense.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the three and six months ended June 30, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the table above. For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2018 Form 10-K.

Our total loss ratio for the six months ended June 30, 2019 and 2018, was 73.6% and 69.8%, respectively. The total loss ratio for the six months ended June 30, 2019, increased due to an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Net investment income	$46	$46	$94	$102
Other revenues	4	2	12	4
Total operating revenues	50	48	106	106
Operating Expenses
Interest credited	15	14	30	29
Benefits	21	26	40	43
Other expenses	11	6	31	14
Interest and debt expense	36	34	74	66
Strategic digitization expense	15	16	31	31
Total operating expenses	98	96	206	183
Income (loss) from operations before taxes	(48)	(48)	(100)	(77)
Federal income tax expense (benefit)	(12)	(12)	(32)	(23)
Income (loss) from operations	$(36)	$(36)	$(68)	$(54)

Comparison of the Three Months Ended June 30, 2019 to 2018

Loss from operations for Other Operations remained flat due primarily to the following:

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price increased during the three months ended June 30, 2019, compared to a significant decrease during the comparable period of 2018.

•Lower benefits due to favorable mortality in our run-off institutional pension business.

Comparison of the Six Months Ended June 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price increased during the six months ended June 30, 2019, compared to a significant decrease during the comparable period of 2018.

•Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2018 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC(1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$46	$48	$86	$97
Total excluded realized gain (loss)	(324)	(15)	(714)	(42)
Total realized gain (loss), pre-tax	$(278)	$33	$(628)	$55

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(8)	$(10)	$(23)	$(31)
Gain (loss) on the mark-to-market on certain instruments (2)	(138)	78	(324)	162
GLB fees ceded to LNBAR and attributed fees	(85)	(76)	(171)	(158)
Indexed annuity forward-starting option	(24)	(4)	(46)	(7)
Total excluded realized gain (loss), after-tax	$(255)	$(12)	$(564)	$(34)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. As of June 30, 2019, the Modco investment portfolio consisted primarily of fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives. See Note 8 for more information.

Comparison of the Three and Six Months Ended June 30, 2019 to 2018

We had higher realized losses due primarily to the following:

•Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Higher losses on indexed annuity forward starting option due to a decrease in discount rates and growth in new business.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided (used) cash of $(3.3) billion and $813 million for the six months ended June 30, 2019 and 2018, respectively.

The use of cash flows from operating activities for the six months ended June 30, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities. See Note 8 for more information. In addition, on April 25, 2018, we received a capital contribution from LNC in the amount of $500 million to help fund the Liberty Life acquisition. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of June 30, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in the fourth quarter of 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of June 30, 2019; of this amount, $645 million involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K.  We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and Lincoln Life & Annuity Company of New York (“LLANY”).

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

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2019, we had a net outstanding receivable (payable) of $303 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. We and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of June 30, 2019. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2019, we had investments with a carrying value of $4.5 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the six months ended June 30, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. As of June 30, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Cost of Insurance Litigation

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. Plaintiff seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and which contain non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policies. Plaintiff also seeks to represent a sub-class of such policyholders who own or owned “life insurance policies issued in the State of New York.” Plaintiff seeks damages on behalf of the policyholder class and sub-class. We are vigorously defending this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 66, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2019

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 5, 2019	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)