Form 10-Q
period 2019-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2019-11-04
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2019 – $90,928; 2018 – $91,219)	$101,925	$92,787
Trading securities	4,619	1,869
Equity securities	158	99
Mortgage loans on real estate	15,859	13,190
Policy loans	2,458	2,491
Derivative investments	2,201	1,081
Other investments	2,641	1,962
Total investments	129,861	113,479
Cash and invested cash	2,238	1,848
Deferred acquisition costs and value of business acquired	7,514	10,308
Premiums and fees receivable	439	568
Accrued investment income	1,148	1,087
Reinsurance recoverables	19,491	19,826
Reinsurance related embedded derivatives	-	188
Funds withheld reinsurance assets	549	563
Goodwill	1,778	1,782
Other assets	18,175	16,663
Separate account assets	145,092	132,833
Total assets	$326,285	$299,145

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$35,398	$33,884
Other contract holder funds	94,668	90,573
Short-term debt	568	288
Long-term debt	2,406	2,401
Reinsurance related embedded derivatives	465	-
Funds withheld reinsurance liabilities	6,229	4,860
Payables for collateral on investments	5,525	4,786
Other liabilities	14,158	13,201
Separate account liabilities	145,092	132,833
Total liabilities	304,509	282,826

Contingencies and Commitments (See Note 11)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,251	11,237
Retained earnings	4,028	4,423
Accumulated other comprehensive income (loss)	6,497	659
Total stockholder’s equity	21,776	16,319
Total liabilities and stockholder’s equity	$326,285	$299,145

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$1,276	$1,258	$3,989	$3,070
Fee income	1,868	1,487	4,735	4,282
Net investment income	1,167	1,207	3,645	3,560
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(2)	(26)	(5)
Portion of loss recognized in other comprehensive income	-	-	13	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(2)	(2)	(13)	(5)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(214)	(60)	(831)	(2)
Total realized gain (loss)	(216)	(62)	(844)	(7)
Amortization of deferred gain on business sold through reinsurance	7	(1)	20	(3)
Other revenues	125	150	373	393
Total revenues	4,227	4,039	11,918	11,295
Expenses
Interest credited	699	645	2,043	1,930
Benefits	2,282	1,586	5,826	4,354
Commissions and other expenses	1,493	1,335	3,833	3,463
Interest and debt expense	36	35	110	101
Strategic digitization expense	16	18	47	49
Total expenses	4,526	3,619	11,859	9,897
Income (loss) before taxes	(299)	420	59	1,398
Federal income tax expense (benefit)	(98)	42	(96)	194
Net income (loss)	(201)	378	155	1,204
Other comprehensive income (loss), net of tax:	1,972	(385)	5,838	(2,989)
Comprehensive income (loss)	$1,771	$(7)	$5,993	$(1,785)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Common Stock
Balance as of beginning-of-period	$11,241	$11,219	$11,237	$10,713
Capital contributions from Lincoln National Corporation	-	-	-	500
Stock compensation/issued for benefit plans	10	10	14	16
Balance as of end-of-period	11,251	11,229	11,251	11,229

Retained Earnings
Balance as of beginning-of-period	4,378	4,588	4,423	4,405
Cumulative effect from adoption of new accounting standards	-	-	-	(644)
Net income (loss)	(201)	378	155	1,204
Dividends paid to Lincoln National Corporation	(149)	(226)	(550)	(225)
Balance as of end-of-period	4,028	4,740	4,028	4,740

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	4,525	1,367	659	3,327
Cumulative effect from adoption of new accounting standards	-	-	-	644
Other comprehensive income (loss), net of tax	1,972	(385)	5,838	(2,989)
Balance as of end-of-period	6,497	982	6,497	982
Total stockholder’s equity as of end-of-period	$21,776	$16,951	$21,776	$16,951

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$155	$1,204
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(281)	65
Trading securities purchases, sales and maturities, net	(2,552)	160
Change in premiums and fees receivable	129	(110)
Change in accrued investment income	(61)	(50)
Change in future contract benefits and other contract holder funds	727	(352)
Change in reinsurance related assets and liabilities	(1,765)	(188)
Change in accrued expenses	(24)	70
Change in federal income tax accruals	(305)	87
Realized (gain) loss	844	7
Amortization of deferred gain on business sold through reinsurance	(20)	3
Change in cash management agreement	(775)	95
Other	236	153
Net cash provided by (used in) operating activities	(3,692)	1,144

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,074)	(8,307)
Sales of available-for-sale securities and equity securities	6,454	2,299
Maturities of available-for-sale securities	4,932	4,626
Purchase of common stock in acquisition, net of cash acquired	-	(1,410)
Sale of business, net	-	(12)
Purchases of alternative investments	(344)	(234)
Sales and repayments of alternative investments	104	115
Issuance of mortgage loans on real estate	(3,430)	(2,029)
Repayment and maturities of mortgage loans on real estate	747	815
Issuance and repayment of policy loans, net	33	39
Net change in collateral on investments, derivatives and related settlements	1,047	(138)
Other	(194)	(142)
Net cash provided by (used in) investing activities	(1,725)	(4,378)

Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	-	500
Payment of long-term debt, including current maturities	(28)	-
Issuance of long-term debt, net of issuance costs	28	-
Issuance (payment) of short-term debt	281	216
Proceeds from sale-leaseback transactions	-	51
Proceeds from certain financing arrangements	50	-
Deposits of fixed account values, including the fixed portion of variable	11,549	9,409
Withdrawals of fixed account values, including the fixed portion of variable	(4,349)	(4,427)
Transfers to and from separate accounts, net	(1,142)	(2,008)
Common stock issued for benefit plans	(32)	(22)
Dividends paid to Lincoln National Corporation	(550)	(225)
Net cash provided by (used in) financing activities	5,807	3,494

Net increase (decrease) in cash, invested cash and restricted cash	390	260
Cash, invested cash and restricted cash as of beginning-of-year	1,848	947
Cash, invested cash and restricted cash as of end-of-period	$2,238	$1,207

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston. We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributors, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 14 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”), which effective September 1, 2019, is now known as Lincoln Life Assurance Company of Boston. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (‘‘2018 Form 10-K’’), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2020

We continue to evaluate the impact of adopting this ASU on our consolidated financial condition and results of operations. We are in the process of finalizing the development of our credit loss models for commercial and residential mortgage loans, as well as reinsurance recoverables, and preparing for the implementation of necessary changes to our processes, systems and controls. We continue to make significant progress in accounting policy documentation and model and systems testing and validation work.

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

 On October 16, 2019, the FASB approved their proposal to amend the effective date for large public SEC filers to January 1, 2022. The FASB is expected to issue a final amendment to the ASU later in 2019. Once amended, we will update our projected date of adoption accordingly.

		January 1, 2021	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Acquisition

On May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company in a transaction accounted for under the acquisition method of accounting pursuant to Business Combinations Topic 805. The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company, providing for the reinsurance and administration of the Liberty Life Business.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2 billion and $1.7 billion as of September 30, 2019, and December 31, 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $14 million and $20 million as of September 30, 2019, and December 31, 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the nine months ended September 30, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$77,470	$9,407	$209	$2	$86,666
U.S. government bonds	347	58	-	-	405
State and municipal bonds	4,365	1,242	2	-	5,605
Foreign government bonds	374	66	-	-	440
RMBS	2,823	214	1	(17)	3,053
CMBS	975	56	-	(1)	1,032
ABS	4,067	76	11	(33)	4,165
Hybrid and redeemable preferred securities	507	76	24	-	559
Total fixed maturity AFS securities	$90,928	$11,195	$247	$(49)	$101,925

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,837	$2,871	$2,167	$(8)	$79,549
U.S. government bonds	361	27	2	-	386
State and municipal bonds	4,498	703	17	-	5,184
Foreign government bonds	402	42	-	-	444
RMBS	3,099	113	61	(13)	3,164
CMBS	810	6	16	(3)	803
ABS	2,644	45	30	(19)	2,678
Hybrid and redeemable preferred securities	568	44	33	-	579
Total fixed maturity AFS securities	$91,219	$3,851	$2,326	$(43)	$92,787

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,817	$2,791
Due after one year through five years	14,690	15,228
Due after five years through ten years	18,010	19,431
Due after ten years	47,546	56,225
Subtotal	83,063	93,675
Structured securities (RMBS, CMBS, ABS)	7,865	8,250
Total fixed maturity AFS securities	$90,928	$101,925

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$1,680	$38	$1,709	$180	$3,389	$218
State and municipal bonds	131	2	4	-	135	2
RMBS	220	1	19	-	239	1
ABS	846	3	275	8	1,121	11
Hybrid and redeemable
preferred securities	-	-	111	24	111	24
Total fixed maturity AFS securities	$2,877	$44	$2,118	$212	$4,995	$256

Total number of fixed maturity AFS securities in an unrealized loss position						672

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$30,947	$1,464	$7,023	$704	$37,970	$2,168
U.S. government bonds	70	1	23	1	93	2
State and municipal bonds	376	7	92	10	468	17
RMBS	436	9	796	55	1,232	64
CMBS	470	11	82	5	552	16
ABS	1,237	23	239	16	1,476	39
Hybrid and redeemable
preferred securities	94	6	131	27	225	33
Total fixed maturity AFS securities	$33,630	$1,521	$8,386	$818	$42,016	$2,339

Total number of fixed maturity AFS securities in an unrealized loss position						3,360

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$44	$19	$-	11
Six months or greater, but less than nine months	5	2	-	1
Nine months or greater, but less than twelve months	10	5	-	3
Twelve months or greater	163	93	8	35
Total	$222	$119	$8	50

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$389	$122	$1	44
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	138	70	8	32
Total	$634	$249	$9	89

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $2.1 billion for the nine months ended September 30, 2019. As discussed further below, we believe the unrealized loss position as of September 30, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of September 30, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$244	$356	$337	$358
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	2	11	4
Credit losses on securities for which an
OTTI was previously recognized	1	-	3	1
Decreases attributable to:
Securities sold, paid down or matured	(37)	(5)	(142)	(10)
Balance as of end-of-period	$209	$353	$209	$353

During the three and nine months ended September 30, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of September 30, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service, are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2019, and December 31, 2018, 97% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $3.1 billion, respectively, and a fair value of $2.9 billion. Based upon the analysis discussed above, we believe as of September 30, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of September 30, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,112	$690	$15,802	$12,959	$230	$13,189
30 to 59 days past due	25	10	35	-	9	9
60 to 89 days past due	-	10	10	-	1	1
90 or more days past due	1	8	9	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(18)	23	5	(17)	8	(9)
Total carrying value	$15,120	$739	$15,859	$12,942	$248	$13,190

We have determined, based upon our portfolio experience and common industry practice, that our portfolio of residential mortgage loans (“RMLs”) are considered to be delinquent when the loan is greater than 90 days past due.  As of September 30, 2019, we had 16 residential mortgage loans that were delinquent and/or in foreclosure. As of December 31, 2018, we had no loans that were greater than 90 days past due or in foreclosure.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of September 30, 2019. There were no specifically identified impaired commercial mortgage loans as of December 31, 2018.

For our residential mortgage loans, there were four specifically identified impaired loans with an aggregate carrying value of less than $1 million as of September 30, 2019. There were no specifically identified impaired residential mortgage loans as of December 31, 2018. The general allowance established on residential mortgage loans was $2 million and less than $1 million as of September 30, 2019 and December 31, 2018, respectively.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Balance as of beginning-of-period	$-	$2	$-	$3
Additions	-	-	-	-
Charge-offs, net of recoveries	-	(1)	-	(2)
Balance as of end-of-period	$-	$1	$-	$1

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$5	$-	$6
Interest income recognized on impaired commercial
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	-	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$13,639	90.2%	2.32	$11,656	90.1%	2.30
65% to 74%	1,480	9.8%	1.78	1,234	9.5%	1.76
75% to 100%	1	0.0%	1.16	52	0.4%	1.03
Total	$15,120	100.0%		$12,942	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$731	98.9%	$247	99.6%
Nonperforming	8	1.1%	1	0.4%
Total	$739	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 24% and 23% of commercial mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of September 30, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 33% and 34% of residential mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively.

Alternative Investments

As of September 30, 2019, and December 31, 2018, alternative investments included investments in 256 and 234 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$7	$14	$39	$29
Gross losses	(12)	(19)	(55)	(60)
Gross OTTI	(2)	(2)	(14)	(5)
Gain (loss) on other investments (1)	(22)	1	(21)	4
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(5)	(12)	(16)
Total realized gain (loss) related to certain investments	(34)	(11)	(63)	(48)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	(104)	13	(515)	219
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(21)	(7)	(97)	(14)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(2)	7	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(47)	(47)	(153)	(138)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(23)	(24)
Total realized gain (loss)	$(216)	$(62)	$(844)	$(7)

(1)Includes market adjustments on equity securities still held of $(17) million and $(11) million for the three and nine months ended September 30, 2019, respectively, and less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(12)	$(4)
ABS	-	-	(1)	-
RMBS	-	-	(1)	(1)
Gross OTTI recognized in net income (loss)	(2)	(2)	(14)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	-
Net OTTI recognized in net income (loss)	$(2)	$(2)	$(13)	$(5)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$14	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$13	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,688	$1,688	$616	$616
Securities pledged under securities lending agreements (2)	107	103	88	85
Securities pledged under repurchase agreements (3)	150	158	152	157
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,469	3,930	5,923
Total payables for collateral on investments	$5,525	$7,418	$4,786	$6,781

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Collateral payable for derivative investments	$1,072	$(382)
Securities pledged under securities lending agreements	19	(105)
Securities pledged under repurchase agreements	(2)	(379)
Investments pledged for FHLBI	(350)	680
Total increase (decrease) in payables for collateral on investments	$739	$(186)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$107	$-	$-	$-	$107
Repurchase Agreements
Corporate bonds	-	-	150	-	150
Total gross secured borrowings	$107	$-	$150	$-	$257

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	152	152
Total gross secured borrowings	$88	$-	$-	$152	$240

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $178 million. As of September 30, 2019, we have re-pledged $178 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2019, our investment commitments were $1.9 billion, which included $960 million of LPs, $472 million of mortgage loans on real estate and $445 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion and $1.2 billion, respectively, or 1% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2019, and December 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $18.2 billion and $16.0 billion, respectively, or 14% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.1 billion and $13.8 billion, respectively, or 12% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

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

We also use foreign currency swaps designated and qualifying as cash flow hedges to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,139	$196	$2	$1,528	$33	$9
Foreign currency contracts (1)	2,714	320	32	2,326	167	39
Total cash flow hedges	3,853	516	34	3,854	200	48
Fair value hedges:
Interest rate contracts (1)	546	-	239	553	-	137
Non-Qualifying Hedges
Interest rate contracts (1)	108,732	1,330	319	100,628	464	138
Foreign currency contracts (1)	333	4	1	47	-	-
Equity market contracts (1)	39,972	976	372	30,273	676	162
Credit contracts (1)	-	-	-	-	-	-
Embedded derivatives:
GLB direct (2) (3)	-	-	846	-	123	-
GLB ceded (2) (3)	-	844	-	-	72	196
Reinsurance related (4)	-	-	465	-	188	-
Indexed annuity and IUL contracts (2) (5)	-	891	2,098	-	902	1,305
Total derivative instruments	$153,436	$4,561	$4,374	$135,355	$2,625	$1,986

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2019
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,664	$17,545	$54,294	$27,414	$500	$110,417
Foreign currency contracts (2)	290	318	863	1,520	56	3,047
Equity market contracts	26,976	6,284	3,448	13	3,251	39,972
Total derivative instruments
with notional amounts	$37,930	$24,147	$58,605	$28,947	$3,807	$153,436

(1)As of September 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 23, 2021.

(2)As of September 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 20, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

As of September 30, 2019

Cumulative
Fair Value Hedging
Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$816	$240

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	6
Cash flow hedges:
Interest rate contracts	173	(67)
Foreign currency contracts	114	(19)
Change in foreign currency exchange rate adjustment	80	69
Change in DAC, VOBA, DSI and DFEL	(3)	4
Income tax benefit (expense)	(77)	3
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	3
Foreign currency contracts (1)	25	18
Foreign currency contracts (2)	9	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(5)
Income tax benefit (expense)	(7)	(3)
Balance as of end-of-period	$378	$10

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss)
	Recognized in Income
	For the Three Months Ended
	September 30, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(216)	$1,167

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	44
Derivatives designated as hedging instruments	-	(44)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	5	10

Non-Qualifying Hedges
Interest rate contracts	698	-
Equity market contracts	172	-
Embedded derivatives:
GLB	(1)	-
Reinsurance related	(156)	-
Indexed annuity and IUL contracts	(23)	-

	Gain (Loss)
	Recognized in Income
	For the Nine Months Ended
	September 30, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(844)	$3,645

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	101
Derivatives designated as hedging instruments	-	(101)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	25

Non-Qualifying Hedges
Interest rate contracts	1,624	-
Equity market contracts	(241)	-
Embedded derivatives:
GLB	(1)	-
Reinsurance related	(716)	-
Indexed annuity and IUL contracts	(372)	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$3
Foreign currency contracts (1)	7	18
Total cash flow hedges	8	21
Fair value hedges:
Interest rate contracts (1)	(2)	(11)
Interest rate contracts (2)	17	64
Total fair value hedges	15	53
Non-Qualifying Hedges
Interest rate contracts (2)	(167)	(577)
Foreign currency contracts (2)	-	2
Equity market contracts (2)	(199)	(280)
Equity market contracts (3)	9	10
Embedded derivatives:
GLB(2)	2	2
Reinsurance related (2)	26	234
Indexed annuity and IUL contracts (2)	(164)	(175)
Total derivative instruments	$(470)	$(710)

(1)Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(3)Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
Offset to net investment income	$8	$21

As of September 30, 2019, $48 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held. As of September 30, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of September 30, 2019 and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$380	$(94)	$33	$(4)
A+	760	(194)	296	(26)
A	47	-	106	(36)
A-	25	-	4	-
BBB+	474	-	177	-
	$1,686	$(288)	$616	$(66)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,636	$1,735	$4,371
Gross amounts offset	(435)	-	(435)
Net amount of assets	2,201	1,735	3,936
Gross amounts not offset:
Cash collateral	(1,686)	-	(1,686)
Non-cash collateral	(183)	-	(183)
Net amount	$332	$1,735	$2,067

Financial Liabilities
Gross amount of recognized liabilities	$919	$3,409	$4,328
Gross amounts offset	(34)	-	(34)
Net amount of liabilities	885	3,409	4,294
Gross amounts not offset:
Cash collateral	(288)	-	(288)
Non-cash collateral	-	-	-
Net amount	$597	$3,409	$4,006

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,282	$1,285	$2,567
Gross amounts offset	(201)	-	(201)
Net amount of assets	1,081	1,285	2,366
Gross amounts not offset:
Cash collateral	(616)	-	(616)
Non-cash collateral	(58)	-	(58)
Net amount	$407	$1,285	$1,692

Financial Liabilities
Gross amount of recognized liabilities	$806	$1,501	$2,307
Gross amounts offset	(59)	-	(59)
Net amount of liabilities	747	1,501	2,248
Gross amounts not offset:
Cash collateral	(66)	-	(66)
Non-cash collateral	(190)	-	(190)
Net amount	$491	$1,501	$1,992

7. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 33% for the three months ended September 30, 2019, and for the nine months ended September 30, 2019, was not considered meaningful. The effective tax rates for the corresponding periods in 2018 were 10% and 14%, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits. For the three months ended September 30, 2019, the effective tax rate was higher than the marginal tax rate principally due to the effect of these preferential tax items being additive to the tax benefit at 21% from pre-tax losses associated with the third quarter annual comprehensive review of assumptions and unfavorable investment income on alternative investments. The effective tax rate for the nine months ended September 30, 2019, was also affected by these same pre-tax losses as well as realized losses and the associated tax benefit resulting from the application of the 21% corporate tax rate. These losses have reduced the nine months ended September 30, 2019, pre-tax income to a level that, when computing tax expense at the 21% corporate tax rate and then adding the impacts of the preferential tax items, produces a tax benefit that then results in a non-meaningful negative effective tax rate based on the relationship between tax benefit and pre-tax income.

8. Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. to reinsure fixed and fixed indexed annuity products. We held investments of $7.2 billion as of September 30, 2019, in support of reserves associated with the transaction in a Modco portfolio. As of September 30, 2019, the portfolio included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments, other investments, cash, accrued investment income and other assets that had carrying values of $2.7 billion, $3.3 billion, $64 million, $652 million, $114 million, $65 million, $167 million, $60 million and $60 million, respectively, as of September 30, 2019. In addition, the portfolio was supported by $210 million of over-collateralization and a $200 million letter of credit as of September 30, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9. Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$96,690	$89,783
Net amount at risk (2)	134	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$89	$88
Net amount at risk (2)	14	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,594	$23,365
Net amount at risk (2)	496	2,007
Average attained age of contract holders	71 years	71 years

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

	For the Nine
	Months Ended
	September 30,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(16)	18
Benefits paid	(15)	(11)
Balance as of end-of-period	$130	$107

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Asset Type
Domestic equity	$60,018	$54,060
International equity	18,740	18,359
Fixed income	40,226	37,942
Total	$118,984	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 35% and 33% of total life insurance in-force reserves as of September 30, 2019, and December 31, 2018, respectively. UL and VUL products with secondary guarantees represented 25% and 28% of total life insurance sales for the three and nine months ended September 30, 2019, respectively, compared to 38% and 34%, respectively, for the corresponding periods in 2018.

10. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Business acquired (1)	-	2,842
Incurred related to:
Current year	2,370	1,640
Prior years:
Interest	117	85
All other incurred (2)	(203)	(159)
Total incurred	2,284	1,566
Paid related to:
Current year	(1,046)	(663)
Prior years	(1,091)	(796)
Total paid	(2,137)	(1,459)
Net balance as of end-of-period	5,339	5,114
Reinsurance recoverable	148	141
Balance as of end-of-period	$5,487	$5,255

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

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

We recognized operating lease ROU assets of $174 million and associated lease liabilities of $179 million as of September 30, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term on our operating leases was 3.2% and 6 years, respectively, as of September 30, 2019. Operating lease expense for the three and nine months ended September 30, 2019, was $11 million and $34 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $143 million, and the associated accumulated amortization was $330 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.5% and 3 years, respectively, as of September 30, 2019.

Finance lease expense (in millions) was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2019
Amortization of ROU assets (1)	$15	$52
Interest on lease liabilities (2)	4	11
Total	$19	$63

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Nine
Months Ended
September 30,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35
Financing cash flows from finance leases	11

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$32

Our future minimum lease payments (in millions) under non-cancellable leases as of September 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Remainder of 2019	$9	$85
2020	38	57
2021	35	67
2022	29	68
2023	27	94
Thereafter	68	30
Total future minimum lease payments	206	401
Less: Amount representing interest	27	37
Present value of minimum lease payments	$179	$364

As of September 30, 2019, we had additional office space leases that had not yet commenced totaling $37 million. These leases will commence in the fourth quarter of 2019 and have lease terms of 7 to 11 years.

12. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$536	$3,283
Cumulative effect from adoption of new accounting standards	-	634
Unrealized holding gains (losses) arising during the period	9,407	(5,268)
Change in foreign currency exchange rate adjustment	(80)	(68)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,271)	1,542
Income tax benefit (expense)	(1,502)	804
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(16)	(36)
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	(11)
Income tax benefit (expense)	6	10
Balance as of end-of-period	$6,111	$964
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$29	$39
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(14)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	4	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	20	(7)
Change in DAC, VOBA, DSI and DFEL	(3)	(9)
Income tax benefit (expense)	(4)	3
Balance as of end-of-period	$33	$35
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27
Cumulative effect from adoption of new accounting standard	-	6
Unrealized holding gains (losses) arising during the period	287	(86)
Change in foreign currency exchange rate adjustment	80	69
Change in DAC, VOBA, DSI and DFEL	(3)	4
Income tax benefit (expense)	(77)	3
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	36	21
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(5)
Income tax benefit (expense)	(7)	(3)
Balance as of end-of-period	$378	$10
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(25)	$(22)
Cumulative effect from adoption of new accounting standard	-	(5)
Balance as of end-of-period	$(25)	$(27)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(16)	$(36)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(11)	(11)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(27)	(47)	operations before taxes
Income tax benefit (expense)	6	10	Federal income tax expense (benefit)
Reclassification, net of income tax	$(21)	$(37)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$4	$(1)	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	4	(1)	operations before taxes
Income tax benefit (expense)	(1)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$(1)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	Net investment income
Foreign currency contracts	25	18	Net investment income
Foreign currency contracts	9	-	Total realized gain (loss)
Total gross reclassifications	36	21
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(5)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	35	16	operations before taxes
Income tax benefit (expense)	(7)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$28	$13	Net income (loss)

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$101,925	$101,925	$92,787	$92,787
Trading securities	4,619	4,619	1,869	1,869
Equity securities	158	158	99	99
Mortgage loans on real estate	15,859	16,664	13,190	13,020
Derivative investments (1)	2,201	2,201	1,081	1,081
Other investments	2,630	2,630	1,951	1,951
Cash and invested cash	2,238	2,238	1,848	1,848
Reinsurance related embedded derivatives	-	-	188	188
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	844	844	72	72
Indexed annuity ceded embedded derivatives	891	891	902	902
Separate account assets	145,092	145,092	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,098)	(2,098)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,947)	(1,947)	(542)	(542)
Account values of certain investment contracts	(37,474)	(47,235)	(34,500)	(36,321)
Short-term debt	(568)	(568)	(288)	(288)
Long-term debt	(2,406)	(2,679)	(2,401)	(2,519)
Reinsurance related embedded derivatives	(465)	(465)	-	-
Other liabilities:
Derivative liabilities (1)	(340)	(340)	(226)	(226)
GLB direct embedded derivatives	(846)	(846)	-	-
GLB ceded embedded derivatives	-	-	(196)	(196)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$80,361	$6,305	$86,666
U.S. government bonds	388	17	-	405
State and municipal bonds	-	5,605	-	5,605
Foreign government bonds	-	325	115	440
RMBS	-	3,043	10	3,053
CMBS	-	1,023	9	1,032
ABS	-	3,948	217	4,165
Hybrid and redeemable preferred securities	76	405	78	559
Trading securities	50	4,003	566	4,619
Equity securities	47	57	54	158
Derivative investments (1)	-	1,506	1,320	2,826
Cash and invested cash	-	2,238	-	2,238
Other assets:
GLB ceded embedded derivatives	-	-	844	844
Indexed annuity ceded embedded derivatives	-	-	891	891
Separate account assets	571	144,508	-	145,079
Total assets	$1,132	$247,039	$10,409	$258,580

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,098)	$(2,098)
Reinsurance related embedded derivatives	-	(465)	-	(465)
Other liabilities:
Derivative liabilities (1)	-	(436)	(529)	(965)
GLB direct embedded derivatives	-	-	(846)	(846)
Total liabilities	$-	$(901)	$(3,473)	$(4,374)

	As of December 31, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,897	$5,652	$79,549
U.S. government bonds	368	18	-	386
State and municipal bonds	-	5,184	-	5,184
Foreign government bonds	-	335	109	444
RMBS	-	3,157	7	3,164
CMBS	-	801	2	803
ABS	-	2,544	134	2,678
Hybrid and redeemable preferred securities	66	438	75	579
Trading securities	43	1,759	67	1,869
Equity securities	16	58	25	99
Derivative investments (1)	-	636	704	1,340
Cash and invested cash	-	1,848	-	1,848
Reinsurance related embedded derivatives	-	188	-	188
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	-	-	72	72
Indexed annuity ceded embedded derivatives	-	-	902	902
Separate account assets	665	132,135	-	132,800
Total assets	$1,158	$222,998	$7,872	$232,028

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,305)	$(1,305)
Other liabilities:
Derivative liabilities (1)	-	(314)	(171)	(485)
GLB ceded embedded derivatives	-	-	(196)	(196)
Total liabilities	$-	$(314)	$(1,672)	$(1,986)

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

	For the Three Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$6,061	$3	$(49)	$239	$51	$6,305
Foreign government bonds	113	-	2	-	-	115
RMBS	-	-	-	10	-	10
CMBS	2	-	-	7	-	9
ABS	320	-	1	69	(173)	217
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	523	10	-	146	(113)	566
Equity securities	68	(11)	-	(3)	-	54
Derivative investments	466	183	119	23	-	791
Other assets: (6)
GLB ceded embedded derivatives	111	733	-	-	-	844
Indexed annuity ceded embedded derivatives	903	7	-	(19)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,973)	(30)	-	(95)	-	(2,098)
Other liabilities: (6)
GLB direct embedded derivatives	(1)	(845)	-	-	-	(846)
GLB ceded embedded derivatives	(111)	111	-	-	-	-
Total, net	$6,560	$161	$73	$377	$(235)	$6,936

	For the Three Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,522	$1	$(30)	$109	$(31)	$5,571
Foreign government bonds	108	-	-	-	-	108
RMBS	-	-	-	7	-	7
CMBS	5	-	-	18	-	23
ABS	176	-	-	17	(111)	82
Hybrid and redeemable
preferred securities	78	-	(1)	-	-	77
Trading securities	22	-	-	2	(6)	18
Equity securities	26	-	-	-	-	26
Derivative investments	93	(115)	(55)	431	-	354
Other assets: (6)
GLB direct embedded derivatives	1,248	400	-	-	-	1,648
GLB ceded embedded derivatives	41	(6)	-	-	-	35
Indexed annuity ceded embedded derivatives	29	4	-	11	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,400)	(164)	-	(7)	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(1,288)	(393)	-	-	-	(1,681)
Total, net	$4,660	$(273)	$(86)	$588	$(148)	$4,741

	For the Nine Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$3	$44	$641	$(35)	$6,305
Foreign government bonds	109	-	6	-	-	115
RMBS	7	-	-	10	(7)	10
CMBS	2	-	-	7	-	9
ABS	134	-	2	477	(396)	217
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	12	-	723	(236)	566
Equity securities	25	(11)	-	40	-	54
Derivative investments	533	(129)	235	152	-	791
Other assets: (6)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	772	-	-	-	844
Indexed annuity ceded embedded derivatives	902	128	-	(139)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(500)	-	(293)	-	(2,098)
Other liabilities: (6)
GLB direct embedded derivatives	-	(846)	-	-	-	(846)
GLB ceded embedded derivatives	(196)	196	-	-	-	-
Total, net	$6,200	$(498)	$290	$1,618	$(674)	$6,936

	For the Nine Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$7	$(136)	$411	$(61)	$5,571
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	7	(12)	7
CMBS	6	1	-	37	(21)	23
ABS	117	-	-	169	(204)	82
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(5)	-	(20)	(6)	18
Equity securities	-	-	-	-	26	26
Derivative investments	30	106	(119)	337	-	354
Other assets: (6)
GLB direct embedded derivatives	903	745	-	-	-	1,648
GLB ceded embedded derivatives	51	(16)	-	-	-	35
Indexed annuity ceded embedded derivatives	11	4	-	29	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(175)	-	22	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(954)	(727)	-	-	-	(1,681)
Total, net	$4,509	$(60)	$(256)	$987	$(439)	$4,741

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$323	$(4)	$(21)	$(43)	$(16)	$239
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	79	-	-	(10)	-	69
Trading securities	150	-	-	(4)	-	146
Equity securities	-	(3)	-	-	-	(3)
Derivative investments	131	(34)	(74)	-	-	23
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(28)	-	(19)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(124)	-	-	29	-	(95)
Total, net	$585	$(41)	$(95)	$(56)	$(16)	$377

	For the Three Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$186	$(3)	$(1)	$(65)	$(8)	$109
RMBS	7	-	-	-	-	7
CMBS	18	-	-	-	-	18
ABS	17	-	-	-	-	17
Trading securities	2	-	-	-	-	2
Derivative investments	96	455	(120)	-	-	431
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(83)	-	-	76	-	(7)
Total, net	$254	$452	$(121)	$11	$(8)	$588

	For the Nine Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$901	$(35)	$(75)	$(127)	$(23)	$641
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	489	-	-	(12)	-	477
Trading securities	728	-	-	(5)	-	723
Equity securities	43	(3)	-	-	-	40
Derivative investments	403	(46)	(205)	-	-	152
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(189)	-	(139)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(420)	-	-	127	-	(293)
Total, net	$2,211	$(84)	$(280)	$(206)	$(23)	$1,618

	For the Nine Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$882	$(163)	$(3)	$(236)	$(69)	$411
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(2)	-	37
ABS	186	(17)	-	-	-	169
Trading securities	4	(24)	-	-	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	225	460	(348)	-	-	337
Other assets – indexed annuity ceded
embedded derivatives	29	-	-	-	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(158)	-	-	180	-	22
Total, net	$1,215	$250	$(351)	$(58)	$(69)	$987

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivative investments	$204	$(1)	$(65)	$105
Embedded derivatives:
Indexed annuity and IUL contracts	(11)	(11)	(87)	(18)
Other assets – GLB direct and ceded	(665)	576	(452)	1,264
Other liabilities – GLB direct and ceded	665	(576)	452	(1,264)
Total, net (1)	$193	$(12)	$(152)	$87

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2019			September 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$51	$-	$51	$11	$(42)	$(31)
ABS	-	(173)	(173)	-	(111)	(111)
Trading securities	-	(113)	(113)	-	(6)	(6)
Total, net	$51	$(286)	$(235)	$11	$(159)	$(148)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2019			September 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$136	$(171)	$(35)	$54	$(115)	$(61)
RMBS	-	(7)	(7)	-	(12)	(12)
CMBS	-	-	-	-	(21)	(21)
ABS	-	(396)	(396)	-	(204)	(204)
Equity AFS securities	-	-	-	-	(161)	(161)
Trading securities	5	(241)	(236)	-	(6)	(6)
Equity securities	-	-	-	26	-	26
Total, net	$141	$(815)	$(674)	$80	$(519)	$(439)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets. Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period. When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result. When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result. For the three and nine months ended September 30, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,827	Discounted cash flow	Liquidity/duration adjustment (1)	0.4%	-	24.0%
Foreign government bonds	76	Discounted cash flow	Liquidity/duration adjustment (1)	1.1%	-	3.8%
ABS	24	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.5%	-	1.5%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB ceded embedded derivatives	844	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	891	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(2,098)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB direct
embedded derivatives	(846)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Operating revenues:
Annuities	$1,024	$1,031	$3,177	$3,032
Retirement Plan Services	293	290	877	867
Life Insurance	1,995	1,647	5,264	4,770
Group Protection	1,136	1,128	3,429	2,617
Other Operations	47	50	152	158
Excluded realized gain (loss), pre-tax	(268)	(107)	(981)	(149)
Total revenues	$4,227	$4,039	$11,918	$11,295

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$216	$265	$723	$824
Retirement Plan Services	41	37	117	118
Life Insurance	(227)	143	103	395
Group Protection	61	62	184	136
Other Operations	(50)	(46)	(119)	(100)
Excluded realized gain (loss), after-tax	(212)	(84)	(775)	(118)
Net impact from the Tax Cuts and Jobs Act	-	9	-	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(30)	(8)	(78)	(47)
Net income (loss)	$(201)	$378	$155	$1,204

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis (“MNA”) is intended to help the reader understand the financial condition as of September 30, 2019, compared with December 31, 2018, and the results of operations for the three and nine months ended September 30, 2019, compared with the corresponding periods in 2018 of The Lincoln National Life Insurance Company and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). On May 1, 2018, LNC and LNL completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”), which effective September 1, 2019, is now known as Lincoln Life Assurance Company of Boston. Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life were consolidated with LNL. Accordingly, all financial information presented herein for the three and nine months ended September 30, 2018, includes the accounts of LNL for these periods and the accounts of Liberty Life since May 1, 2018.

The MNA is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

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

The MNA is presented pursuant to General Instructions H(2) (a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The risks and uncertainties included here are not exhaustive.  Our most recent Form 10-K and “Part II – Item 1A. Risk Factors” herein as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein for a discussion of certain risks relating to our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2018 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2018 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2018 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”), embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2018 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2019	2018
Income (loss) from operations:
Annuities	$(54)	$(12)
Retirement Plan Services	-	(2)
Life Insurance	(299)	(20)
Net income (loss)	$(353)	$(34)

Unlocking was driven primarily by the following:

2019

As part of our annual comprehensive review in the third quarter, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment; reducing our long-term new money investment yield assumption by 25 basis points, resulting in an ultimate long-term assumption of 3.5% for a 10-year U.S. Treasury; and extending the grade-in period from current rates to long-term rates from five years to seven years. As a result of these updates, we recorded unfavorable after-tax unlocking of $215 million for Life Insurance, $23 million for Annuities and $3 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions and other items, partially offset by favorable updates to policyholder behavior and separate account fees assumptions.

•For Retirement Plan Services, the unfavorable unlocking impact from updates to interest rate assumptions was entirely offset by favorable updates to separate account fees, maintenance expense and policyholder behavior assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to mortality margin, interest rate and reinsurance assumptions, partially offset by favorable updates to investment allocation and reserve discount rate assumptions and other items.

2018

•For Annuities, unfavorable unlocking was driven by updates to interest rate and policyholder behavior assumptions.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate and maintenance expense assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to mortality margin and reinsurance assumptions and other items, partially offset by favorable updates to investment allocation and performance, morbidity and policyholder behavior assumptions.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2019, we would have recorded a favorable unlocking of approximately $105 million, pre-tax, for Annuities, approximately $45 million, pre-tax, for Life Insurance and approximately $20 million, pre-tax, for Retirement Plan Services.

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

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$216	$265	$723	$824
Retirement Plan Services	41	37	117	118
Life Insurance	(227)	143	103	395
Group Protection	61	62	184	136
Other Operations	(50)	(46)	(119)	(100)
Excluded realized gain (loss), after-tax	(212)	(84)	(775)	(118)
Net impact from the Tax Cuts and Jobs Act	-	9	-	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(30)	(8)	(78)	(47)
Net income (loss)	$(201)	$378	$155	$1,204

Comparison of the Three Months Ended September 30, 2019 to 2018

Net income decreased due primarily to the following:

•The effect of unlocking.

•Higher realized losses in 2019.

•Unfavorable investment income on alternative investments due primarily to the write-down of a large private equity investment.

•Unfavorable mortality in our Life Insurance segment.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

•The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2019 as compared to expense in 2018.

•Growth in business in force and group earned premiums.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Net income decreased due primarily to the following:

•Higher realized losses in 2019.

•The effect of unlocking.

•Unfavorable investment income on alternative investments due primarily to the write-down of a large private equity investment.

•The effect of the Modco reinsurance transaction in the Annuities segment.

•Unfavorable mortality in our Life Insurance segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2019 as compared to expense in 2018.

•The inclusion of the results of the Liberty Group Business.

•Growth in business in force and group earned premiums.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business, in a transaction accounted for under the acquisition method of accounting. We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers. The operating results of the Liberty Group Business are included in our Group Protection segment beginning on May 1, 2018. The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$79	$102	$424	$282
Fee income	549	552	1,614	1,627
Net investment income	270	237	776	703
Operating realized gain (loss) (2)	51	46	137	142
Amortization of deferred gain on
business sold through reinsurance	8	-	23	-
Other revenues (3)	67	94	203	278
Total operating revenues	1,024	1,031	3,177	3,032
Operating Expenses
Interest credited	182	145	507	434
Benefits (1)	159	122	534	338
Commissions and other expenses	438	462	1,308	1,301
Total operating expenses	779	729	2,349	2,073
Income (loss) from operations before taxes	245	302	828	959
Federal income tax expense (benefit)	29	37	105	135
Income (loss) from operations	$216	$265	$723	$824

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to the Modco reinsurance transaction.

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking.

•Lower other revenues as a result of the Modco reinsurance transaction.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits and lower average account values, partially offset by the effect of unlocking.

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking.

•Lower other revenues as a result of the Modco reinsurance transaction.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

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

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 9% for the three and nine months ended September 30, 2019 and 2018.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums and fee income (1)	$61	$62	$181	$189
Net investment income	226	222	679	662
Other revenues (2)	6	6	17	16
Total operating revenues	293	290	877	867
Operating Expenses
Interest credited	147	140	437	414
Benefits	1	-	1	1
Commissions and other expenses	100	106	309	316
Total operating expenses	248	246	747	731
Income (loss) from operations before taxes	45	44	130	136
Federal income tax expense (benefit)	4	7	13	18
Income (loss) from operations	$41	$37	$117	$118

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses due to the effect of unlocking and lower incentive compensation as a result of production performance.

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums and higher average fixed account values.

•Lower fee income driven by lower average daily variable account values.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio and higher spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to the effect of unlocking.

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 11% and 12% for the three and nine months ended September 30, 2019, respectively, compared to 11% for the corresponding periods in 2018.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 22% and 23% as of September 30, 2019 and 2018, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$173	$145	$485	$423
Fee income	1,258	872	2,941	2,465
Net investment income	559	626	1,829	1,869
Operating realized gain (loss) (2)	1	(1)	-	-
Amortization of deferred gain on
business sold through reinsurance	(1)	(1)	(4)	(4)
Other revenues	5	6	13	17
Total operating revenues	1,995	1,647	5,264	4,770
Operating Expenses
Interest credited	354	345	1,051	1,036
Benefits	1,330	683	2,948	2,249
Commissions and other expenses	605	444	1,150	1,007
Total operating expenses	2,289	1,472	5,149	4,292
Income (loss) from operations before taxes	(294)	175	115	478
Federal income tax expense (benefit)	(67)	32	12	83
Income (loss) from operations	$(227)	$143	$103	$395

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking, unfavorable mortality and growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking and investments in the business and technology.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments, partially offset by growth in invested assets on reserves.

The decrease in income from operations was partially offset by higher fee income due to the effect of unlocking and growth in business in force.

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

Additional Information

During the third quarter of 2019, we experienced unfavorable mortality relative to our 2019 expectation for claims seasonality. Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums	$1,024	$1,011	$3,079	$2,366
Net investment income	71	76	225	178
Other revenues (1)	41	41	125	73
Total operating revenues	1,136	1,128	3,429	2,617
Operating Expenses
Interest credited	2	1	4	3
Benefits	756	744	2,267	1,686
Commissions and other expenses	301	304	926	756
Total operating expenses	1,059	1,049	3,197	2,445
Income (loss) from operations before taxes	77	79	232	172
Federal income tax expense (benefit)	16	17	48	36
Income (loss) from operations	$61	$62	$184	$136

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by growth in the business and unfavorable claims severity in both our long-term disability and life businesses, partially offset by an increase in favorable reserve adjustments due to modifying certain assumptions on the reserves in these businesses.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums driven by growth in business.

•Lower commissions and other expenses driven by integration synergies and expense efficiencies, partially offset by higher amortization.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the nine months ended September 30, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the table above. For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2018 Form 10-K.

Our total loss ratio for the three and nine months ended September 30, 2019, was 74.1% and 73.8%, respectively, compared to 73.6% and 71.4% for the corresponding periods in 2018, respectively. The total loss ratio for the nine months ended September 30, 2019, increased due to an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$-	$1	$-	$-
Net investment income	41	46	136	148
Amortization of deferred gain on
business sold through reinsurance	-	-	-	1
Other revenues	6	3	16	9
Total operating revenues	47	50	152	158
Operating Expenses
Interest credited	14	14	44	43
Benefits	36	37	76	80
Other expenses	10	10	40	25
Interest and debt expense	36	35	110	101
Strategic digitization expense	16	18	47	49
Total operating expenses	112	114	317	298
Income (loss) from operations before taxes	(65)	(64)	(165)	(140)
Federal income tax expense (benefit)	(15)	(18)	(46)	(40)
Income (loss) from operations	$(50)	$(46)	$(119)	$(100)

Comparison of the Three Months Ended September 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price increased during the nine months ended September 30, 2019, compared to a decrease during the nine months ended September 30, 2018.

•Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

•Higher interest and debt expense driven by an increase in average balances of outstanding debt.

The increase in loss from operations was partially offset by more favorable federal income tax benefits due to excess tax benefits associated with stock option exercises.

Additional Information

Benefits for the three and nine months ended September 30, 2019 and 2018, were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2018 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC(1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$52	$45	$137	$142
Total excluded realized gain (loss)	(268)	(107)	(981)	(149)
Total realized gain (loss), pre-tax	$(216)	$(62)	$(844)	$(7)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(27)	$(8)	$(50)	$(41)
Gain (loss) on the mark-to-market on certain instruments (2)	(82)	10	(406)	175
GLB fees ceded to LNBAR and attributed fees	(83)	(81)	(253)	(239)
Indexed annuity forward-starting option	(20)	(5)	(66)	(13)
Total excluded realized gain (loss), after-tax	$(212)	$(84)	$(775)	$(118)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. As of September 30, 2019, the Modco investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives. See Note 8 for more information.

Comparison of the Three and Nine Months Ended September 30, 2019 to 2018

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided (used) cash of $(3.7) billion and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively. The use of cash flows from operating activities for the nine months ended September 30, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities. See Note 8 for more information. In addition, on April 25, 2018, we received a capital contribution from LNC in the amount of $500 million to help fund the acquisition of Liberty Life. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of September 30, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company and affiliate reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in the fourth quarter of 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes of $3.2 billion to finance a portion of the excess reserves as of September 30, 2019; of this amount, $653 million involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K.  We have also used the proceeds from LNC’s senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

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

Financing Activities

On July 31, 2019, LNC refinanced its existing credit facility with a syndicate of banks. This facility (the “credit facility”) allows for the issuance of LOCs and borrowing of up to $2.25 billion. The credit facility is unsecured and has a commitment termination date of July 31, 2024. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) LNL and LNC’s other domestic insurance companies for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business.

The credit agreement governing the credit facility contains or includes:

•Customary terms and conditions, including covenants restricting the ability of LNC and its subsidiaries to incur liens and the ability of LNC to merge or consolidate with another entity where it is not the surviving entity and dispose of all or substantially all of its assets;

•Financial covenants including maintenance by LNC of a minimum consolidated net worth (as defined in the credit agreement) equal to the sum of $10.6 billion plus 50% of the aggregate net proceeds of equity issuances received by LNC or any of its subsidiaries as set forth in the credit agreement; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00;

•A cap on LNC’s secured non-operating indebtedness and non-operating indebtedness of LNC’s subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the credit agreement; and

•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of September 30, 2019, LNC was in compliance with all such covenants.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13 in our 2018 Form 10-K.

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

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2019, we had a net outstanding receivable (payable) of $319 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. We and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of September 30, 2019. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2019, we had investments with a carrying value of $3.8 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the nine months ended September 30, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. As of September 30, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Cost of Insurance Litigation

Reference is made to Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

See Note 11 in “Part I – Item 1” above for further discussion regarding this and other contingencies.

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2018 Form 10-K for information concerning risk factors. We are updating the following risk factor contained in the 2018 Form 10-K as set forth below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2018 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Regulations adopted relating to the standard of care applicable to investment advisers and broker-dealers have resulted in, and additional regulations could result in, additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2016, the DOL released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions. The DOL and the Department of Justice did not appeal the Fifth Circuit’s decision to the U.S. Supreme Court, and the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On June 5, 2019, the SEC approved a final “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. The final rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC approved the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures, including existing Form ADV for advisers and the new disclosures under Regulation Best Interest for broker-dealers. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020.

Finally, the SEC issued interpretative guidance regarding an investment adviser’s fiduciary obligation under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and further describes an investment adviser’s responsibilities under these fiduciary duties.

In addition to the SEC rules, the NAIC and several states, including Massachusetts, Nevada, New Jersey and New York, have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients. The recently enacted state laws and regulations have resulted in, and upon adoption by other states such laws and regulations may result in, additional requirements related to the sale of our products. Additional disclosure and other requirements could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise.

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL (expected in December 2019), will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 68, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2019

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 4, 2019	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)