Form 10-K
period 2019-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2020-03-13
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 9, 2020, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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

Item 1. Business

OVERVIEW

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”) is a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”). We own 100% of the outstanding common stock of our insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston (“LLACB”). See “Acquisitions and Dispositions” below for more information on our 2018 acquisition of LLACB. We also own several non-insurance companies, including Lincoln Financial Distributors, Inc. (“LFD”), our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network (“LFN”). LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. As of December 31, 2019, LNL had consolidated assets of $336.0 billion and consolidated stockholder’s equity of $21.6 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of LFN and LFD are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2019, LFD had approximately 660 internal and external wholesalers (including sales and relationship managers). As of December 31, 2019, LFN offered LNL and non-proprietary products and advisory services through a national network of approximately 9,050 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

Acquisitions and Dispositions

On May 1, 2018, we completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business (the “Liberty Life Business”). In connection with the acquisition, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business. Liberty Life’s excess capital of $1.8 billion was paid to Liberty Mutual Insurance Company through an extraordinary dividend at the acquisition date. We paid $1.5 billion of cash to Liberty Mutual Insurance Company to acquire the Liberty Group Business. Effective September 1, 2019, Liberty Life’s name was changed to Lincoln Life Assurance Company of Boston.

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

Annuities have several features that are attractive to customers. Annuities are unique in that contract holders can select a variety of payout alternatives to provide an income flow for life. Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and that, we believe, make annuities attractive especially in times of economic uncertainty. In addition, growth on the underlying principal in certain annuities is granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies inside the funds themselves. These funds seek to reduce equity market volatility risk for both the contract holder and us.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account value for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable to withdrawals during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.

The GDB features offered include those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than: the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; or the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.

We offer optional benefit riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk), Lincoln Market SelectSM Advantage, Max 6 SelectSM Advantage and Lincoln IRA Income PlusSM riders. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually at either the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account value growth. The riders provide higher income if the contract holder delays withdrawals. The Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of the income base or income through the i4LIFE®

Advantage rider with the GIB. The Lincoln Max 6 SelectSM Advantage and Lincoln IRA Income PlusSM riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a different specified maximum rate of the income base if the account value falls to zero. Contract holders under the Lincoln Lifetime Income Advantage 2.0 (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Lincoln Market Select Advantage and Lincoln Max 6 Select Advantage riders are subject to restrictions on the allocation of their account value within the various investment choices. Contract holders under the Lincoln IRA Income Plus rider are subject to restrictions on the allocation of their account value with a subset of our Managed Risk Strategies fund options.

We also offer the i4LIFE Advantage, i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

We also offer the 4LATER® Select Advantage rider. This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under the i4LIFE Advantage Select Guaranteed Income Benefit rider. The 4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value. Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account value within the various investment choices.

In addition, we offer the Lincoln Wealth PassSM and Lincoln Long-Term CareSM Advantage riders. The Lincoln Wealth Pass rider is for use with death benefit proceeds and offers a return of the death benefit value to beneficiaries over their life expectancy. The Lincoln Long-Term Care Advantage rider offers an additional benefit to help pay for long-term care expenses.

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

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. Our fixed annuity product offerings consist of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes. Fixed annuity contracts are general account obligations. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. On most policies, within the surrender charge period, we also have a market value adjustment provision that protects us against disintermediation risk in the case of rapidly rising interest rates. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities. Single premium fixed deferred annuities are contracts that allow only a single premium to be paid. Flexible premium fixed deferred annuities are contracts that allow multiple premium payments, subject to contractual limits, on either a scheduled or non-scheduled basis.

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), the S&P 500 Daily Risk Control 5%TM Index, the Balanced Capital Strength 6 Index (using First Trust Methodology), the BlackRock iBLD Ascenda® Index, or the Fidelity AIMSM Dividend Index. The indexed interest credit is guaranteed never to be less than zero.

We offer guaranteed lifetime withdrawal benefit riders on certain fixed indexed annuities, namely the Lincoln Lifetime IncomeSM Edge, Lincoln Lifetime Income Edge 2.0, and i4LIFE® Indexed Advantage riders. The Lincoln Lifetime Income Edge and Lincoln Lifetime Income Edge 2.0 riders are guaranteed lifetime withdrawal benefit riders which allow the contract holder the ability to take income based on age-bands that increase each year the contract holder delays taking income withdrawals. The Lincoln Lifetime Income Edge rider includes both a compound enhancement to the guaranteed amount each year an income withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value. The Lincoln Lifetime Income Edge 2.0 rider provides guaranteed lifetime income based off an income base that grows annually at the greater of a simple enhancement or the current account value.

We also offer the i4LIFE® Indexed Advantage rider on certain fixed indexed annuities which provides fixed indexed annuity contract holders with access and control during a portion of the income phase of their contract. Each i4LIFE Indexed Advantage contract includes a GIB that guarantees regular income payments will not fall below a minimum income floor. The GIB has the opportunity to increase, should regular income payments increase over the current GIB.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MNA.

Indexed Variable Annuities

Our indexed variable annuity, Lincoln Level Advantage®, provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index.

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

We offer a guaranteed death benefit rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE Advantage rider. This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

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

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid and large market employers, typically those that have defined contribution plans with $10 million or more in account value. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment margins on fixed annuities. In 2018, we launched our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance.

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

Additionally, we offer other products and services that complement our primary offerings:

•The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses. The products can accept rollovers and transfers from other providers as well as ongoing contributions. The Lincoln Next Step IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value. The Lincoln Next Step Select® IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value. We earn 12b-1 and service fees on the mutual funds within the product.

•The Lincoln Secured Retirement IncomeSM product is a GWB made available through a group variable annuity contract. This product is intended to fulfill future needs of retirement security. By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance.

•Through a group annuity contract, we offer fixed annuity products to retirement plans where we do not provide plan recordkeeping services. The fixed annuity is used within small, mid-large and large market employers covering the 403(b), 401(a)/(k) and 457 plan marketplaces. The annuity provides a conservative investment option for those plan participants seeking stability. In some cases, we earn investment margins on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

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

The Multi-Fund program is sold primarily by affiliated advisers. The LINCOLN ALLIANCE program is sold primarily through consultants, registered independent advisers and both affiliated and non-affiliated financial advisers, planners and wirehouses. LINCOLN DIRECTOR group variable annuity is sold in the small marketplace by intermediaries, including financial advisers and planners.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality wholesale distribution access to intermediary firms and comprehensive marketing efforts to create brand recognition. Our key differentiator is our high-touch, high-tech, digitally focused service model, which has been shown to drive positive outcomes for plan sponsors and participants.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, a linked-benefit product (which is UL with riders providing for long-term care costs) and critical illness and long-term care riders, which can be attached to UL, VUL or IUL policies. Some of our products include secondary guarantees, which are discussed more fully below. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest. Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.

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

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

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

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met. These products include Lincoln LifeGuarantee UL and Lincoln LifeGuarantee SUL. The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest rates. The parameters for the secondary guarantee requirement are listed in the contract. As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force. The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product. The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease. In addition, VUL products offer a fixed account option that is managed by us. As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period. Our single life VUL offerings include Lincoln AssetEdge® VUL and Lincoln VULONE insurance products. Our COLI products are also VUL-type products.

We also offer survivorship versions of our individual VUL products, Lincoln SVULONE and Lincoln Preservation Edge® SVUL. These products insure two lives with a single policy and pay death benefits upon the second death.

We offer lifetime guaranteed benefit riders with our Lincoln VULONE and Lincoln SVULONE products. The ONE rider features guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

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

Linked-Benefit Life Products and Products with Critical Illness Riders

Lincoln MoneyGuard®, our linked-benefit life product, combines UL with long-term care insurance through the use of a rider or riders. The policy rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit, and, once the death benefit is exhausted, offers access to an additional pool of dollars that can be used for qualified long-term care expenses. Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness or long-term care insurance by the use of riders attached to UL, VUL or IUL policies. These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Some of our term life insurance products give the policyholder the option to reduce the death benefit at a future time. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels: wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations. LFD distributes BOLI/COLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

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

As discussed above, we completed the acquisition of the Liberty Group Business effective May 1, 2018. As a result of the acquisition, Group Protection expanded its market for sales of its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees. In addition, the acquisition contributed enhanced disability and absence management competency.

Products

Disability Insurance and Services

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for the Hawaii, New Jersey and New York state statutory disability programs and state-specific statutory paid family leave programs as legislation is passed and implemented, as well as administrative services for employer self-funded statutory programs in specific states.

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

Dental and Vision

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents. Products offered include: indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement; Preferred Provider Organization (“PPO”) products, on an insured and administrative services only basis, that do reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules; a Dental Health Maintenance Organization product that limits benefit coverage to a closed panel of network providers; an in-network-only option that limits benefit coverage providers in certain states; and self-funded options for groups with more than 200 employees.

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

We also offer employer-sponsored group critical illness insurance to employees and their covered dependents. This product is predominantly purchased on an employee-paid basis. The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy. This product also includes benefits and services that assist employees and their family members in prevention, early detection and treatment of critical illness events.

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations. Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies provide for the waiver of premium coverage in the event of the insured’s disability where our disability claims management expertise is utilized. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

As of December 31, 2019, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2019. As of December 31, 2019, 30% of our total individual life in-force amount was reinsured.

Some portions of our annuity business have been reinsured on either a coinsurance or a modified coinsurance (“Modco”) basis with other companies to limit our exposure associated with fixed and variable annuities. In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Protective, Athene Holding Ltd. (“Athene”), Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned reinsurance subsidiary of LNC, and Swiss Re represent our largest reinsurance exposures. LNBAR is an affiliate of LNL as both are wholly-owned subsidiaries of LNC, but LNBAR is not a subsidiary of LNL. LNBAR assumes risk from LNL under certain variable annuity contracts and certain UL contracts with secondary guarantees. As of December 31, 2019 and 2018, $11.8 and $12.1 billion, respectively, was recoverable from Protective for the Liberty Life Business and reflected within reinsurance recoverables on our Consolidated Balance Sheets. As a result of our Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, as of December 31, 2019 and 2018, a $6.6 billion and $7.5 billion deposit asset, respectively, was reflected within other assets on our

Consolidated Balance Sheets. As of December 31, 2019 and 2018, $2.4 billion and $2.5 billion, respectively, was recoverable from LNBAR, and $1.3 billion and $1.5 billion, respectively, was recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re.

For more information regarding reinsurance, see “Reinsurance” in the MNA and Note 9. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves. For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives – GLB” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MNA. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors - Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulations may affect our capital requirements or reduce our profitability.”

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals,” “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

INVESTMENTS

An important component of our financial results is the return on investments. Our investment strategy is to balance the need for current income with prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. Investments we make must comply with the insurance laws and regulations of our state of domicile and the respective states of domicile of our insurance subsidiaries.

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

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:

•A.M. Best – A++ to D

•Fitch – AAA to C

•Moody’s – Aaa to C

•S&P – AAA to D

As of March 9, 2020, the financial strength ratings of LNL and our insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Company (“LNL”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life Assurance Company of Boston (“LLACB”)	A+	N/A	N/A	AA-
	(2nd of 16)			(4th of 21)

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. LNL, our insurance subsidiaries and captive reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of LNL, our insurance subsidiaries and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2019.

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

The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. Principles-based reserving places a greater weight on our past experience and anticipated future experience and considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business. In addition, the NAIC recently implemented changes to the statutory reserving, capital and accounting framework for variable annuities that went into effect as of January 1, 2020. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk – others	C-1	Risk of assets' default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit		Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk	C-3	providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure adequacy of a company’s statutory surplus by comparing it to the RBC determined by the formula. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the RBC ratio), also as defined by the NAIC. Accordingly, factors that have an impact on the total adjusted capital of us and our insurance subsidiaries, such as the permitted practices discussed above, will also affect our RBC levels. Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•“Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;

•“Regulatory action level” – If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period;

•“Authorized control level” – If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer; and

•“Mandatory control level” – If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

As of December 31, 2019, our RBC ratio and the ratios reported by LLANY and LLACB to our respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain our RBC ratios in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting us or our insurance subsidiaries, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels. These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our general accounts; and an inability to finance life reserves.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation may affect our capital requirements or reduce our profitability.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under global, federal and state privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure. While we employ a robust and tested information security program, as regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

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

Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we prepare to comply with requirements to post initial margin beginning in September 2020, we continue to evaluate the ways we will be required to manage our derivatives trading and the attendant liquidity requirements. Although these rules provide some flexibility in the categories of eligible collateral, we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements. Operational requirements attendant to the new margining regime are potentially burdensome and costly. Swaps clearing requirements may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but have increased our exposure to central clearinghouses and clearing members with which we transact. Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine. The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.

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

In addition, the Dodd-Frank Act directed the Securities and Exchange Commission (“SEC”) to study the implications resulting from the different standards applicable to broker-dealers and investment advisers and empowered the SEC to adopt a uniform fiduciary standard. In January 2011, the SEC released its study on the obligations and standards of conduct of financial professionals. The SEC staff initially recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers. Then, in June 2019, pursuant to the authority granted by the Dodd-Frank Act, the SEC adopted “Regulation Best Interest,” which established a higher standard of care and disclosure for broker-dealers when making recommendations to retail customers, but did not create an explicit fiduciary duty. For more information, see “SEC Rules and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers” below.

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

SEC Rules and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers

In 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective in 2017 and substantially expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in March 2018, and in June 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, would apply going forward.

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

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL, will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Federal Tax Legislation

In late 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act resulted in significant reforms for corporations (in addition to individuals), including the reduction in the corporate tax rate to 21% and the expansion of the tax base through the elimination or reduction of specified deductions and credits and incentives related to growth and development. The vast majority of the provisions in the Tax Act became effective January 1, 2018.

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

We have done significant work in many areas of our business to implement the tax changes required by the Tax Act. The Internal Revenue Service (“IRS”) and Treasury continue to issue guidance in order to clarify the new rules, including Notices, Proposed and Final Regulations related to executive compensation and other business activities, and the deduction related to Qualified Business Income, as well as life settlement reporting and various international tax provisions. The current IRS Priority Guidance Plan includes numerous additional guidance items, some pertaining to insurance companies, needed to implement changes required by the Tax Act. We continue to actively participate with others in the industry to review and provide comments on the Proposed Regulations and other guidance.

Although the IRS and Treasury have issued guidance on a variety of issues, Congress has not yet passed a technical corrections bill to address certain issues in the original provisions of the Tax Act. The House Ways and Means Committee originally circulated a draft technical corrections package in early 2019, but Congress has not yet passed any such legislation. There are no proposals in the draft technical corrections package, nor in any pending formal legislative proposals, that we believe would have a significant impact on our business.

Outside of tax reform, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2019 Annual Report projects that the SSDI reserves will not be depleted until 2035.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act. This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business. We continue to monitor any efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and the effect those efforts may have on our businesses.

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

SECURE Act

In May 2019, the U.S. House of Representatives (the “House”) passed the Setting Every Community Up for Retirement Enhancement Act (the “SECURE Act”), which was then attached to a year-end spending bill, the Further Consolidated Appropriations Act, 2020, that was approved by the House and U.S. Senate and then signed into law on December 20, 2019. Most of the provisions of the SECURE Act are effective for plan years beginning after December 31, 2019. Among other things, the provisions of the SECURE Act will make it easier for employers to offer lifetime income options in defined contribution retirement plans, facilitate the ability of small employers to offer access to retirement savings vehicles to their employees and increase opportunities for workers to save by enhancing retirement plan automatic enrollment and escalation features. We are still evaluating the impact the SECURE Act will have on our business operations, but we believe that the financial services industry will benefit from the adoption of the SECURE Act through continued or increased savings in retirement and annuity solutions, including through the utilization of Lincoln’s suite of offerings.

ERISA Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition, because certain of our businesses provide products and services to ERISA plans, transactions with those plans are subject to ERISA’s prohibited transaction rules, which may affect our ability to enter into transactions, or the terms on which transactions may be entered into, with such plans, even if the business entering into the transaction is unrelated to the business giving rise to party-in-interest status.

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissions. Regulation also extends to various Parent Company entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. For more information about regulatory and litigation matters, see Note 14.

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

EMPLOYEES

As of December 31, 2019, we had a total of 11,272 employees. In addition, we had a total of 1,375 planners and agents who had active sales contracts with us or our insurance subsidiaries. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

State Regulation

We are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance contract holders and the public, rather than our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•Market conduct standards;

•Standards of minimum capital requirements and solvency, including RBC measurements;

•Restrictions on certain transactions, including, but not limited to, reinsurance between us and our affiliates;

•Restrictions on the nature, quality and concentration of investments;

•Restrictions on the receipt of reinsurance credit;

•Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•Limitations on the amount of dividends that we can pay;

•Licensing status of the company;

•Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);

•Reserves for unearned premiums, losses and other purposes;

•Payment of policy benefits (claims); and

•Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC recently implemented changes to the accounting, reserve and RBC regulations related to the variable annuity business that went into effect in 2020, which could impact the level of reserves and C-3 capital we are required to hold on variable annuities (although we do not expect the impacts to be material upon adoption). The NAIC is also considering modifications to: (i) the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold, and (ii) Actuarial Guideline XLIX (“AG49”) that would affect the way insurance companies are permitted to illustrate certain IUL products, which could impact our sales of such products. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2019, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to us or our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees. In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees. A portion of our newly issued term and UL insurance products are affected by XXX and AG38; certain term policies issued in 2017 and later and certain

UL insurance products are now reserved under principles-based reserves. The application of both AG38 and XXX involve numerous interpretations. If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies. For example, the New York State Department of Financial Services did not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees. The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY. Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold. As a result, we phased in a $450 million increase in reserves over five years, from 2013 to 2017.

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

The collection and maintenance of personal data from our customers, including personally identifiable non-public financial and health information, subjects us to regulation under global, federal and state privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard personal data from our customers from improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In March 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which states are adopting versions of, establishing new standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. Other states have proposed or adopted broad privacy legislation that applies to all types of businesses, including California, which passed the California Consumer Right to Privacy Act in June 2018, granting new data protections and rights to California consumers. In addition, the European General Data Protection Regulation (“GDPR”) adopted by the European Commission became effective in May 2018. GDPR includes numerous protections for EU data subjects, including but not limited to notification requirements for data breaches, the right to access personal data, and the right to be forgotten. Complying with these and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

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

Federal Regulation

In addition, our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees. In recent years, there has been increased scrutiny of insurance companies and their affiliates by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Regulations adopted relating to the standard of care applicable to investment advisers and broker-dealers have resulted in, and additional regulations could result in, additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2016, the DOL released the DOL Fiduciary Rule, which became effective in 2017 and substantially expanded the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. The DOL Fiduciary Rule was subsequently vacated by the Fifth Circuit in March 2018, and in June 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, would apply going forward.

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

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL, will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

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

The changes made by the Tax Act continue to have numerous impacts on our business.  Notably, the change to the new 21% marginal corporate income tax rate has resulted in a lower overall effective tax rate as applied to our financial earnings as compared to years prior to the change.  The marginal rate change resulted in a reduction in our recorded deferred tax liability for GAAP purposes, a reduction in our admitted deferred tax asset recorded for statutory reporting and, beginning with year-end 2018 reporting, changes to the factors used in determining our required surplus for statutory purposes and related RBC percentage.  Any future change in the marginal corporate tax rate will have an impact on our financial results.

In addition to the corporate tax rate reduction provided by the Tax Act, there were several provisions that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, modifications to the calculation of tax reserves associated with policyholder liabilities, changes to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax) and the imposition of new life settlement reporting rules.  As a result of one of the specific Tax Act changes, the recorded tax benefit for the separate account dividends-received deduction included in our 2019 and 2018 income tax provision was $81 million and $78 million, respectively, as compared to $210 million for 2017. These provisions as a whole resulted in changes to our overall cash tax obligations beginning in 2018.

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 14 for a description of legal and regulatory proceedings and actions.

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

Specifically, in August 2018, the FASB released Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, that is expected to result in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of deferred acquisition costs (“DAC”).  These changes may impose special demands on companies in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, including business processes such as design of compensation plans, product design, etc. In October 2019, the effective date of ASU 2018-12 was deferred to January 1, 2022, and there are various transition methods by topic that we may elect upon adoption. We will report results under the new accounting method as of the effective date. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See Note 2 for more information.

We are subject to SAP. Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC adopted an updated framework for the statutory accounting and capital requirements for variable annuities in the summer of 2018. Revised regulations to implement the updated framework were adopted by the NAIC in the summer of 2019 and became effective January 1, 2020, with an optional phase-in period and early adoption permitted. The resulting new variable annuity framework will likely result in changes in reserve and/or capital requirements and statutory surplus, which could impact the volatility of those item(s), particularly in response to changes in interest rates. However, we do not expect the impact of these changes on our financial condition and results of operations to be material upon adoption. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.

Market Conditions

Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Major central bank policy actions, slowing of global growth, and trade policy uncertainty remain key challenges for markets and our business. These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure. In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and downgrades due to market volatility.

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

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals.

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability. Some of our products, principally fixed annuities and UL, including linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Spreads are an important component of our net income. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations. In addition, low rates increase the cost of providing variable annuity living benefit guarantees, which could negatively affect our variable annuity profitability.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2019, 35% of our annuities business, 79% of our retirement plan services business and 89% of our life insurance business with guaranteed minimum interest or crediting rates were at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business. Currently, new money rates continue to be near historically low levels, with the Federal Reserve decreasing the target range for the federal funds rate by 25 basis points three times during 2019 to a range of 1.50% to 1.75%. Due to the low interest rate environment, in 2019 we updated our interest rate assumptions, which included lowering starting new money rates, reducing our long-term new money investment yield assumption and extending the grade-in period from current rates to long-term rates. As a result of these updates, we recorded unfavorable after-tax unlocking during 2019, which was most pronounced in our Life Insurance segment.  We cannot give assurance that persistent low interest rates will not result in future unfavorable unlocking. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period. Accordingly, declining interest rates may materially affect our results of operations, financial condition and cash flows and significantly reduce our profitability. In addition, a decline in market interest rates may make it more challenging for us to pass certain asset adequacy tests related to statutory reserves, given the required conservatism of some of the regulations with which we must comply. To meet these requirements, we may be required to post asset adequacy reserves, which, depending on the size of the reserve, could materially affect our financial results.

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits. However, a decrease in the equity markets, as well as worse than expected lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.

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

We rely upon a $2.25 billion unsecured facility, which expires on July 31, 2024. We also have other facilities that we enter into in the ordinary course of business. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MNA and Note 13.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors. In addition, certain events, including a significant and adverse change in regulations, including tax law changes, legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. During the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect our or our insurance subsidiaries’ statutory capital. As of December 31, 2019, we had a total of $1.8 billion of goodwill on our Consolidated Balance Sheets. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MNA and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2019, we had a deferred tax asset of $997 million. Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

Fixed maturity, trading and equity securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total investments and cash and invested cash. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by us and LLANY (known as “ceding”). As of December 31, 2019, we ceded $591.8 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge us from our primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk. As of December 31, 2019, we had $19.2 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $11.8 billion related to reinsurance agreements entered into with Protective in May 2018, providing for the reinsurance and administration of the Liberty Life Business sold to Protective in connection with the Liberty acquisition. To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable. In addition, $2.4 billion of reinsurance receivables related to LNBAR, and $1.3 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. Swiss Re has funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $2.7 billion as of December 31, 2019. Furthermore, we hold trading securities to support the $164 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re. LNBAR also has funded trusts to support the business ceded. The balances in the trusts change as a result of ongoing reinsurance activity and totaled $2.3 billion as of December 31, 2019. In addition, we hold trading securities, available for sale securities and derivative assets to support the $3.8 billion of funds withheld liabilities related to the treaties for which we would have the right of setoff to the corresponding reinsurance receivables in the event of a default by LNBAR. In addition, our Modco reinsurance agreement with Athene resulted in a $6.6 billion deposit asset as of December 31, 2019, which is fully collateralized. For more information regarding reinsurance, see “Reinsurance” in the MNA and Note 9.

The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on our reinsurers, including, but not limited to, a review of creditworthiness prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, LOCs or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition.

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

Acquisitions of businesses, including our recent acquisition of Liberty Life, may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

Our acquisition of Liberty Life was completed in May 2018, and our integration efforts were substantially completed in 2019. Once completed however, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated. Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees or customers, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications. Factors such as receiving the required governmental or regulatory approvals to merge the acquired entity, delays in implementation or completion of transition activities or a disruption to our or the acquired entity’s business could impact our results.

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

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade of the financial strength rating of LNL or our insurance subsidiaries could affect our competitive position in the insurance industry by making it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings, and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income and lower spread income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions.

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

Under certain indemnity reinsurance agreements, we and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. Under these types of agreements, as of December 31, 2019, we held statutory reserves of $5.1 billion. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under our reinsurance arrangement, we held approximately $3.1 billion of statutory reserves as of December 31, 2019. We must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require us to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.3 billion of statutory reserves as of December 31, 2019. LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $685 million of statutory reserves as of December 31, 2019, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. As of December 31, 2019, our and LLANY’s RBC ratios exceeded the required ratio. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 29% of the carrying value of our total investments as of December 31, 2019.

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

We invest a portion of our investments in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. In addition, because these funds, and private equity investments, do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter, and a sudden or sustained decline in the markets or valuation of one or more substantial investments could result in lower than expected returns earned by our investment portfolio and thereby adversely impact our earnings.

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

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other investments. The carrying value of such investments is as follows:

•Fixed maturity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value. The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of OCI, net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•Fixed maturity securities designated as trading securities and equity securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss). However, in certain cases, the trading and equity securities support reinsurance arrangements. In those cases, offsetting the changes to fair value of the trading and equity securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. In other words, the investment results for the trading and equity securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. These types of securities represent 82% of our trading and equity securities as of December 31, 2019;

•Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;

•Also, mortgage loans on real estate are carried at unpaid principal balances, adjusted for any unamortized premiums or discounts and deferred fees or expenses, net of valuation allowances;

•Policy loans are carried at unpaid principal balances;

•Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and

•Other investments consist principally of derivatives with positive fair values. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of OCI.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Fort Wayne, Indiana. As of December 31, 2019, LNL and our subsidiaries owned or leased approximately 3.0 million square feet of office and other space. Space that is owned or leased includes office space in: (i) Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments; (ii) Greensboro, North Carolina, primarily for our Life Insurance segment; and (iii) Omaha, Nebraska; Atlanta, Georgia; and Dover, New Hampshire, primarily for our Group Protection segment. A subsidiary of our Parent Company leased space in: (i) Philadelphia, Pennsylvania, which includes space for LFN; and (ii) Radnor, Pennsylvania, for the corporate center and for LFD. Additional office space is owned or leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

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

During the years ended December 31, 2019 and 2018, we paid dividends to LNC of $600 million and $910 million, respectively. We expect that we could pay dividends to LNC of approximately $815 million in 2020 without prior approval from the state commissioner.

(b)    Not Applicable

(c)    Not Applicable

Item 6. Selected Financial Data

Item omitted.

Item 7. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of December 31, 2019, compared with December 31, 2018, and the results of operations in 2019 compared to 2018 of The Lincoln National Life Insurance Company and its consolidated subsidiaries. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations” in our 2018 Form 10-K. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). Management’s narrative analysis is presented pursuant to General Instruction I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On May 1, 2018, LNC and LNL completed the acquisition of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which effective September 1, 2019, was renamed Lincoln Life Assurance Company of Boston (“LLACB”). Liberty Life operated a group benefits business (“the Liberty Group Business”) and individual life and individual group annuity business. We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers. The operating results of the Liberty Group Business are included in our Group Protection segment beginning on May 1, 2018. For more information about the acquisition, see Note 3.

See “Part I – Item 1. Business” and Note 1 for a description of the business.

The MNA is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Forward-Looking Statements – Cautionary Language,” “Part I – Item 1A. Risk Factors” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 21. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

The risks and uncertainties included here are not exhaustive.  Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We incur certain costs that can be capitalized in the acquisition of insurance contracts. Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs. This determination of deferability must be made on a contract-level basis. Some examples of acquisition costs that are subject to deferral include the following:

•Employee, agent or broker commissions;

•Wholesaler production bonuses;

•Renewal commissions and bonuses to agents or brokers;

•Medical and inspection fees;

•Premium-related taxes and assessments; and

•A portion of the salaries and benefits of certain employees involved in the underwriting, contract issuance and processing, medical and inspection and sales force contract selling functions.

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•Administrative costs;

•Rent;

•Depreciation;

•Occupancy costs;

•Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);

•Trail commissions; and

•Other general overhead.

Amortization

DAC for variable annuity and deferred fixed annuity contracts and UL and variable universal life insurance (“VUL”) policies is amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Certain broker commissions or broker-dealer expenses that vary with and are related to sales of mutual fund products, respectively, are expensed as incurred rather than deferred and amortized. For our traditional products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

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

Unlocking

As discussed and defined in “DAC, VOBA, DSI and DFEL” in Note 1, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.

Details underlying the effect to net income (loss) from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income (loss) from operations:
Annuities	$(54)	$(12)	$31
Retirement Plan Services	-	(2)	(1)
Life Insurance	(299)	(20)	(16)
Net income (loss)	$(353)	$(34)	$14

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate decrease of approximately 8% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments. If we had unlocked our RTM assumption as of December 31, 2019, we would have recorded favorable unlocking of approximately $185 million, pre-tax, for our Annuities segment, approximately $30 million, pre-tax, for our Retirement Plan Services segment and none for our Life Insurance segment.

Investments

Investments are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost included in stockholder’s equity as a component of AOCI. We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss).

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

For the categories and associated fair value of our fixed maturity available-for-sale (“AFS”) securities classified within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2019, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-

quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.

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

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

GLB

We are exposed to selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features that are available in our variable annuity products. We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives. Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves. We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature. These GLB features are reinsured among various reinsurance counterparties on either a modified coinsurance (“Modco”) or coinsurance basis.

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

Index Benefits

Our indexed annuity and indexed universal life insurance (“IUL”) contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) or other indices. Contract holders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). For information on our index benefits hedging results, see our discussion in “Realized Gain (Loss)” below.

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

The reserves reported in our consolidated financial statements contained herein are calculated in accordance with generally accepted accounting principles (“GAAP”) and differ from those specified by the laws of the various states and carried in the statutory financial statements of us and our insurance subisidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

Within the funds withheld arrangement, a delta hedging strategy is utilized for variable annuity products with a GDB feature, which uses futures on equity market indices to hedge against movements in equity markets. The hedging strategy is designed to hedge LNBAR’s exposure to earnings volatility that results from equity market driven changes in the reserve for GDB contracts. The hedging results do not impact LNL due to the funds withheld arrangement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

UL Products with Secondary Guarantees

We issue UL contracts where we provide a secondary guarantee to the contract holder. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met. The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.

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

As of October 1, 2019 and 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

Examples of unfavorable changes to assumptions or factors that could result in future impairment include, but are not limited to, the following:

•Lower expectations for future sales levels or future sales profitability;

•Higher discount rates on new business assumptions;

•Weakened expectations for the ability to execute future reserve financing transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;

•Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to risk-based capital (“RBC”) requirements; and

•Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

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

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$987	$1,122	$1,072
Retirement Plan Services	162	160	142
Life Insurance	267	530	522
Group Protection	237	186	103
Other Operations	(148)	(130)	(30)
Excluded realized gain (loss), after-tax	(804)	(225)	(409)
Gain (loss) on early extinguishment of debt, after-tax	-	-	(3)
Net impact from the Tax Cuts and Jobs Act	16	(3)	1,526
Impairment of intangibles, after-tax	-	-	(905)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(103)	(67)	-
Net income (loss)	$614	$1,573	$2,018

Comparison of 2019 to 2018

Net income decreased due primarily to the following:

•Higher realized losses in 2019.

•The effect of unlocking.

•Less favorable investment income on alternative investments due primarily to the write-down of a large private equity investment during the third quarter of 2019.

•The effect of the fourth quarter 2018 reinsurance agreement in the Annuities segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred associated with our 2018 acquisition.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2019 as compared to expense in 2018.

•Inclusion of an additional four months of Liberty Group Business results in 2019.

•Higher prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$502	$390	$475
Fee income	2,174	2,147	2,063
Net investment income	1,070	947	982
Operating realized gain (loss) (2)	190	192	181
Amortization of deferred gain on
business sold through reinsurance	30	8	-
Other revenues (3)	274	341	333
Total operating revenues	4,240	4,025	4,034
Operating Expenses
Interest credited	697	585	580
Benefits (1)	630	468	497
Commissions and other expenses	1,778	1,663	1,687
Total operating expenses	3,105	2,716	2,764
Income (loss) from operations before taxes	1,135	1,309	1,270
Federal income tax expense (benefit)	148	187	198
Income (loss) from operations	$987	$1,122	$1,072

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher amortization expense as a result of higher actual gross profits, growth in business and the effect of unlocking.

•Lower other revenues as a result of the net settlement related to the fourth quarter 2018 reinsurance agreement.

•Higher benefits due to the effect of unlocking.

The decrease in income from operations was partially offset by the following:

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2018 reinsurance agreement.

•Higher fee income driven by higher expense assessments associated with our variable annuity guaranteed benefit riders.

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and higher prepayment and bond make-whole premiums, partially offset by less favorable investment income on alternative investments and lower surplus earnings as a result of the fourth quarter 2018 reinsurance agreement.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

For information on our fourth quarter 2018 reinsurance agreement, see Note 9.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. As a result of our strategic decision to participate in more segments of the marketplace and our focus on product and distribution expansion, we returned to positive net flows during the fourth quarter of 2018, which continued throughout 2019.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 9% in 2019, 2018 and 2017.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums and fee income (1)	$245	$249	$241
Net investment income	917	892	893
Other revenues (2)	24	23	18
Total operating revenues	1,186	1,164	1,152
Operating Expenses
Interest credited	585	555	538
Benefits	2	1	1
Commissions and other expenses	416	420	421
Total operating expenses	1,003	976	960
Income (loss) from operations before taxes	183	188	192
Federal income tax expense (benefit)	21	28	50
Income (loss) from operations	$162	$160	$142

(1)Includes amounts ceded to LNBAR.

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2019 to 2018

Income from operations for this segment increased modestly due primarily to the following:

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

•Lower commissions and other expenses due to the effect of unlocking.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums and higher average fixed account values.

•Lower insurance premiums and fee income driven by lower average daily variable account values.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 12%, 11% and 12% for 2019, 2018 and 2017, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21%, 23% and 25% for 2019, 2018 and 2017, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$661	$589	$546
Fee income	3,828	3,337	3,065
Net investment income	2,494	2,546	2,496
Operating realized gain (loss) (2)	1	1	(7)
Amortization of deferred gain (loss) on
business sold through reinsurance	(4)	(5)	(5)
Other revenues	19	21	33
Total operating revenues	6,999	6,489	6,128
Operating Expenses
Interest credited	1,409	1,388	1,374
Benefits	3,822	3,121	2,868
Commissions and other expenses	1,451	1,334	1,128
Total operating expenses	6,682	5,843	5,370
Income (loss) from operations before taxes	317	646	758
Federal income tax expense (benefit)	50	116	236
Income (loss) from operations	$267	$530	$522

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking and growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking.

•Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields, partially offset by growth in average general account values.

The decrease in income from operations was partially offset by higher fee income due to the effect of unlocking and growth in business in force.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Strategies to Address Statutory Reserve Strain

We and our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels. Term products and other products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”), Actuarial Guideline 38 (“AG38”) and the newly adopted principles-based reserving framework. For information on strategies we use to reduce the statutory reserve strain, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and

“Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums	$4,113	$3,383	$1,998
Net investment income	306	259	167
Other revenues (1)	168	114	35
Total operating revenues	4,587	3,756	2,200
Operating Expenses
Interest credited	5	5	2
Benefits	3,036	2,455	1,350
Commissions and other expenses	1,246	1,060	690
Total operating expenses	4,287	3,520	2,042
Income (loss) from operations before taxes	300	236	158
Federal income tax expense (benefit)	63	50	55
Income (loss) from operations	$237	$186	$103

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Inclusion of an additional four months of Liberty Group Business results in 2019, due to the acquisition of Liberty Group Business on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the table above. For more information about the acquisition, see Note 3.

•Higher insurance premiums driven by growth in business.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and unfavorable claims severity in our life and long-term disability businesses, partially offset by lower incidence in our long-term disability business and favorable reserve adjustments due to modifying certain assumptions on the reserves in these businesses.

•Higher commissions and other expenses driven by growth in business and higher amortization, partially offset by integration synergies and expense efficiencies.

Additional Information

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

Generally, we have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an approximate annual $32 million to $36 million decrease to income from operations. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

Our total loss ratio for the years ended December 31, 2019 and 2018, was 73.9% and 72.7%, respectively. The total loss ratio for 2019 increased due to inclusion of an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$1	$-	$(1)
Net investment income	175	200	222
Amortization of deferred gain on
business sold through reinsurance	-	1	22
Other revenues	23	8	20
Total operating revenues	199	209	263
Operating Expenses
Interest credited	58	56	65
Benefits	95	99	101
Other expenses	44	20	36
Interest and debt expense	145	136	126
Strategic digitization expense	66	76	43
Total operating expenses	408	387	371
Income (loss) from operations before taxes	(209)	(178)	(108)
Federal income tax expense (benefit)	(61)	(48)	(78)
Income (loss) from operations	$(148)	$(130)	$(30)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations.

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as the stock price increased during 2019, compared to a significant decrease during 2018.

The increase in loss from operations was partially offset by more favorable federal income tax benefits due to excess tax benefits associated with stock option exercises.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$191	$193	$174
Total excluded realized gain (loss)	(1,019)	(285)	(630)
Total realized gain (loss), pre-tax	$(828)	$(92)	$(456)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain investments	$(54)	$(69)	$(46)
Gain (loss) on the mark-to-market on certain instruments (2)	(337)	198	(101)
GLB fees ceded to LNBAR and attributed fees	(354)	(320)	(252)
Indexed annuity forward-starting option	(59)	(34)	(10)
Excluded realized gain (loss), after-tax	$(804)	$(225)	$(409)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. As of December 31, 2019, the Modco investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  See Note 9 for more information.

Comparison of 2019 to 2018

We had higher realized losses due primarily to unfavorable mark-to-market changes between the investments supporting our Modco arrangements and the reinsurance related embedded derivatives.

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity and IUL net derivatives results representing the net difference between the change in the fair value of the options that we hold and a portion of the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL products. The portion of the change in the fair value of the embedded derivative liabilities reported in operating realized gain (loss) represents the amount that is credited to the indexed annuity and IUL contracts.

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

Realized Gain (Loss) Related to Certain Investments

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

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

Indexed Annuity Forward-Starting Option

The liability for the forward-starting option reflects changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

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

As a result of our Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, we recorded a $6.6 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2019. For additional information, see Note 9.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR. As of December 31, 2019, 91%, or $17.4 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $14.7 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $5.6 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2019, although only $2.6 billion can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our third-party reinsurer and LNBAR, and $95 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(3.6) billion, $1.6 billion and $854 million in 2019, 2018 and 2017, respectively. The use of cash flows from operating activities for the year ended December 31, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from fixed maturity AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of fixed maturity AFS securities within investing activities. See Note 9 for more information. In addition, we received capital contributions from LNC of $50 million and $500 million in 2019 and 2018, respectively. The 2018 capital contribution helped fund the acquisition of Liberty Life. The Company also received cash dividends from its subsidiaries of $499 million, $419 million and $640 million in 2019, 2018 and 2017, respectively. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 4. We have also used the proceeds from certain senior note issuances to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to LNC. The National Association of Insurance Commissioner’s (“NAIC”) adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We continue to analyze the effects of principles-based reserving on the use of captive reinsurance subsidiaries, LNBAR, and third-party reinsurance for reserve financing transactions for our life insurance business. For more information on the NAIC’s adoption of principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees. The NAIC implemented changes to the statutory reserving, capital and accounting framework for variable annuities that went into effect as of January 1, 2020. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold. For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P/Moody's Investors Service (“Moody’s”)). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information. See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of December 31, 2019, we had a net outstanding receivable (payable) of $619 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. We and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of December 31, 2019. Borrowings under this facility are subject to the

FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2019, we had investments with a carrying value of $3.7 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). During 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2019, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$21,218	$41,646	$40,379	$367,748	$470,991
Short-term and long-term debt (2)	-	-	50	2,364	2,414
Reserve financing and LOC expenses (3)	55	106	88	226	475
Payables for collateral on investments (4)	3,580	-	-	-	3,580
Operating leases (5)	44	75	58	65	242
Finance leases (5)	56	132	107	12	307
Certain financing arrangements (6)	3	11	101	16	131
Retirement and other plans (7)	10	20	17	37	84
Total	$24,966	$41,990	$40,800	$370,468	$478,224

(1)Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.

(2)Represents principal amounts of debt only. See Note 13 for additional information.

(3)Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 13 for additional information

(4)Excludes collateral payable held for derivative investments. See Note 5 for additional information.

(5)See Note 14 for additional information.

(6)Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement.

(7)Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2029 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically contribute to the agents’ defined benefit plan and remit funds to LNC to assist in funding the employees’ defined benefit plan. See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $41 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2019, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,250	$1,972	$4,222
Investment commitments	1,003	235	521	215	1,974
Total	$1,003	$235	$2,771	$2,187	$6,196

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and enterprise value. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the investments support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility. In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values. These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Narrative Analysis of the Results of Operations.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our fixed maturity securities and interest sensitive liabilities.

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to account values of our contract holders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2019:

								Estimated
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$2,695	$3,793	$3,108	$3,562	$4,029	$73,093	$90,280	$100,587
Average interest rate	4.8%	4.5%	4.1%	4.3%	4.2%	4.6%	4.5%
Variable interest rate securities	$24	$74	$91	$6	$585	$2,247	$3,027	$3,186
Average interest rate	4.6%	6.3%	4.1%	3.5%	3.4%	4.6%	4.4%
Trading securities:
Fixed interest rate securities	$237	$146	$136	$124	$120	$3,490	$4,253	$4,582
Average interest rate	4.7%	3.4%	3.6%	3.6%	7.0%	5.1%	5.0%
Variable interest rate securities	$-	$-	$-	$1	$-	$14	$15	$20
Average interest rate	0.0%	0.0%	0.0%	3.4%	0.0%	7.5%	7.2%
Mortgage loans on real estate:
Total mortgage loans	$579	$1,022	$906	$910	$1,250	$11,573	$16,240	$16,774
Average interest rate	4.5%	4.6%	4.4%	4.2%	4.0%	4.2%	4.2%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,947	$2,763	$2,345	$2,317	$3,664	$37,379	$50,415	$53,161
Average interest rate (1)	4.3%	4.3%	3.9%	3.9%	3.9%	3.6%	3.7%
Debt	$-	$-	$-	$-	$-	$2,414	$2,414	$2,714
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	5.2%	5.2%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards (4)
Pay variable/receive fixed	$1,394	$1,837	$552	$3,082	$4,466	$32,672	$44,003	$2,506
Average pay rate	1.9%	2.0%	2.4%	2.0%	1.9%	2.0%	2.0%
Average receive rate	2.7%	2.3%	3.5%	2.6%	2.0%	2.7%	2.7%
Pay fixed/receive variable	$326	$2,706	$1,074	$681	$3,796	$20,152	$28,735	$(1,504)
Average pay rate	3.8%	2.1%	2.0%	2.3%	1.9%	2.6%	2.5%
Average receive rate	2.0%	1.9%	2.1%	1.9%	2.0%	2.0%	2.0%
Interest rate cap corridors:	$8,750	$8,000	$1,000	$13,500	$12,300	$-	$43,550	$4
Average buy strike rate (2)	7.0%	7.0%	7.0%	7.0%	6.0%	0.0%	6.7%
Average sell strike rate (2)	11.0%	11.0%	11.0%	11.0%	10.0%	0.0%	10.7%
Forward swap curve	1.8%	2.0%	2.1%	2.1%	2.1%	0.0%	2.0%
Reverse Treasury locks:
5-year on-the-run treasury	$75	$35	$-	$-	$-	$-	$110	$4
Average strike rate	2.4%	2.5%	0.0%	0.0%	0.0%	0.0%	2.4%
Forward CMT curve (3)	1.8%	1.9%	0.0%	0.0%	0.0%	0.0%	1.9%
10-year on-the-run Treasury	$75	$85	$-	$-	$-	$-	$160	$5
Average strike rate	2.6%	2.4%	0.0%	0.0%	0.0%	0.0%	2.5%
Forward CMT curve (3)	2.0%	2.2%	0.0%	0.0%	0.0%	0.0%	2.1%
30-year on-the-run Treasury	$565	$280	$-	$-	$-	$-	$845	$80
Average strike rate	3.1%	2.4%	0.0%	0.0%	0.0%	0.0%	2.9%
Forward CMT curve (3)	2.4%	2.5%	0.0%	0.0%	0.0%	0.0%	2.5%
Interest rate futures:
2-year Treasury notes	$43	$-	$-	$-	$-	$-	$43	$-
5-year Treasury notes	30	-	-	-	-	-	30	-
10-year Treasury notes	122	-	-	-	-	-	122	-
Treasury bonds	79	-	-	-	-	-	79	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2)The indexes are the 7-year and 10-year constant maturity swap.

(3)The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(4)Includes notional of $161 million and fair value of $2 million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2018:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$91,219	$92,787
Trading securities	1,748	1,869
Mortgage loans on real estate	13,199	13,020
Investment type insurance contracts (1)	37,363	37,266
Debt	2,401	2,519
Interest rate and foreign currency swaps	48,903	57
Interest rate cap corridors	51,800	17
Reverse Treasury locks	1,367	19
Interest rate futures	2,965	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2019, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(14)	$17
Retirement Plan Services	5	(5)
Life Insurance	5	(6)
Group Protection	4	(3)
Income (loss) from operations	$-	$3

(1)Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate changes.

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

Prolonged historically low rates are not healthy for our business fundamentals. However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment. For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue. See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rate risks.

The following provides detail on the percentage differences between the December 31, 2019, interest rates being credited to contract holders based on the fourth quarter of 2019 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,791	$14,487	$30,418	$53,696	62.2%
Up to 0.50%	2,872	1,561	50	4,483	5.1%
0.51% to 1.00%	2,403	1,779	139	4,321	5.0%
1.01% to 1.50%	2,484	478	-	2,962	3.4%
1.51% to 2.00%	580	-	3,451	4,031	4.7%
2.01% to 2.50%	38	-	-	38	0.2%
2.51% to 3.00%	1	-	102	103	0.1%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	7,729	-	-	7,729	8.8%
Total discretionary rate setting products	24,898	18,305	34,160	77,363	89.5%
Other contracts (5)	6,897	2,254	-	9,151	10.5%
Total account values	$31,795	$20,559	$34,160	$86,514	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	35.3%	79.1%	89.0%	69.4%

(1)Excludes policy loans.

(2)Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

(3)The average crediting rates were 40 basis points, 13 basis points and 22 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)The average crediting rates were 143 basis points in excess of average minimum guaranteed rates. Of our account values for these products, 13% are scheduled to reset in more than one year but not more than two years; 16% are scheduled to reset in more than two years but not more than three years; and 71% are scheduled to reset in more than three years.

(5)For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business. For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 36 basis points in excess of average minimum guaranteed rates, and 60% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates. We updated our interest rate assumptions during 2019, which included reducing our long-term new money investment yield assumption (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information). If we were to further change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(180) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets. This impact would be most pronounced in our Life Insurance segment. The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate. In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2019				As of December 31, 2018
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$97	$97	$10	$(10)	$107	$91
Foreign equities	6	6	1	(1)	9	8
Total equity securities	103	103	11	(11)	116	99
Real estate	11	13	1	(1)	11	13
Hedge funds	221	221	22	(22)	222	222
Private equities	1,638	1,638	164	(164)	1,441	1,441
Tax credits	13	13	1	(1)	20	20
Other equity interests	3	3	-	-	3	3
Total equity assets	$1,989	$1,991	$199	$(199)	$1,813	$1,798
Derivatives Hedging Equity
Market Risk
Call options (2)	$16,829	$1,353	$631	$(636)	$11,227	$219
Equity futures	1,602	-	(64)	64	1,078	-
Put options	4,178	(245)	-	5	3,716	590
Total return swaps	11,188	(325)	(883)	884	11,078	269
Total derivatives hedging
equity market risk	$33,797	$783	$(316)	$317	$27,099	$1,078

(1)Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

(2)Includes notional of $4 billion and fair value of $145 million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in LNC’s stock price through both LNC’s deferred and stock-based incentive compensation plans. For additional information on the deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2019, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million. For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments.

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

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $131.7 billion and $113.5 billion as of December 31, 2019 and 2018, respectively. Of this total, $90.7 billion and $81.1 billion consisted of corporate bonds and $16.2 billion and $13.2 billion consisted of mortgage loans on real estate as of December 31, 2019 and 2018, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2019 and 2018, our unhedged positions consisted of $8 million and $10 million, respectively, of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%. As of December 31, 2019, our Modco investment portfolios were partially hedged and consisted of $133 million of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 4%. Investment results for our Modco reinsurance agreements are passed directly to the reinsurers. As of December 31, 2018, we had no foreign denominated investments supporting our Modco investment portfolios. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Lincoln National Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lincoln National Life Insurance Company (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“the PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 13, 2020

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2019	2018
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2019 – $93,307; 2018 – $91,219)	$103,773	$92,787
Trading securities	4,602	1,869
Equity securities	103	99
Mortgage loans on real estate	16,244	13,190
Policy loans	2,460	2,491
Derivative investments	1,911	1,081
Other investments	2,565	1,962
Total investments	131,658	113,479
Cash and invested cash	1,879	1,848
Deferred acquisition costs and value of business acquired	7,745	10,308
Premiums and fees receivable	464	568
Accrued investment income	1,109	1,087
Reinsurance recoverables	19,164	19,826
Reinsurance related embedded derivatives	-	188
Funds withheld reinsurance assets	542	563
Goodwill	1,778	1,782
Other assets	18,106	16,663
Separate account assets	153,571	132,833
Total assets	$336,016	$299,145

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$35,717	$33,884
Other contract holder funds	97,422	90,573
Short-term debt	609	288
Long-term debt	2,414	2,401
Reinsurance related embedded derivatives	375	-
Funds withheld reinsurance liabilities	5,566	4,860
Payables for collateral on investments	5,077	4,786
Other liabilities	13,680	13,201
Separate account liabilities	153,571	132,833
Total liabilities	314,431	282,826

Contingencies and Commitments (See Note 14)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,312	11,237
Retained earnings	4,437	4,423
Accumulated other comprehensive income (loss)	5,836	659
Total stockholder’s equity	21,585	16,319
Total liabilities and stockholder’s equity	$336,016	$299,145

See Accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Insurance premiums	$5,277	$4,362	$3,018
Fee income	6,247	5,733	5,369
Net investment income	4,962	4,844	4,760
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(28)	(7)	(18)
Portion of loss recognized in other comprehensive income	13	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(15)	(7)	(18)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(813)	(85)	(438)
Total realized gain (loss)	(828)	(92)	(456)
Amortization of deferred gain on business sold through reinsurance	27	4	18
Other revenues	507	507	439
Total revenues	16,192	15,358	13,148
Expenses
Interest credited	2,754	2,589	2,558
Benefits	7,585	6,144	4,818
Commissions and other expenses	5,065	4,583	3,967
Interest and debt expense	145	136	126
Strategic digitization expense	66	76	43
Impairment of intangibles	-	-	905
Total expenses	15,615	13,528	12,417
Income (loss) before taxes	577	1,830	731
Federal income tax expense (benefit)	(37)	257	(1,287)
Net income (loss)	614	1,573	2,018
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	5,173	(3,314)	1,547
Funded status of employee benefit plans	4	2	(2)
Total other comprehensive income (loss), net of tax	5,177	(3,312)	1,545
Comprehensive income (loss)	$5,791	$(1,739)	$3,563

See Accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Common Stock
Balance as of beginning-of-year	$11,237	$10,713	$10,696
Capital contributions from Lincoln National Corporation	50	500	-
Stock compensation/issued for benefit plans	25	24	17
Balance as of end-of-year	11,312	11,237	10,713

Retained Earnings
Balance as of beginning-of-year	4,423	4,405	3,342
Cumulative effect from adoption of new accounting standards	-	(644)	-
Net income (loss)	614	1,573	2,018
Dividends paid to Lincoln National Corporation	(600)	(911)	(955)
Balance as of end-of-year	4,437	4,423	4,405

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	659	3,327	1,782
Cumulative effect from adoption of new accounting standards	-	644	-
Other comprehensive income (loss), net of tax	5,177	(3,312)	1,545
Balance as of end-of-year	5,836	659	3,327
Total stockholder’s equity as of end-of-year	$21,585	$16,319	$18,445

See Accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$614	$1,573	$2,018
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Trading securities purchases, sales and maturities, net	(2,522)	(120)	120
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(448)	(108)	(17)
Premiums and fees receivable	104	(87)	34
Accrued investment income	(22)	(6)	19
Future contract benefits and other contract holder funds	(918)	1,105	(2,062)
Reinsurance related assets and liabilities	(277)	(1,233)	1,001
Accrued expenses	89	(99)	86
Federal income tax accruals	(282)	65	(1,502)
Cash management agreement	(1,115)	329	(277)
Realized (gain) loss	828	92	456
Amortization of deferred gain on business sold through reinsurance	(27)	(4)	(18)
Impairment of intangibles	-	-	905
Other	343	88	91
Net cash provided by (used in) operating activities	(3,633)	1,595	854
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,927)	(12,406)	(9,887)
Sales of available-for-sale securities and equity securities	6,771	3,191	1,773
Maturities of available-for-sale securities	6,426	6,348	5,790
Purchase of common stock in acquisition, net of cash acquired	-	(1,410)	-
Sale of business, net	-	(12)	-
Purchases of alternative investments	(433)	(314)	(357)
Sales and repayments of alternative investments	131	178	184
Proceeds from affiliate transfer of alternative investments	-	-	66
Issuance of mortgage loans on real estate	(4,218)	(2,920)	(2,047)
Repayment and maturities of mortgage loans on real estate	1,144	1,048	1,145
Issuance and repayment of policy loans, net	32	20	49
Net change in collateral on investments, derivatives and related settlements	349	654	(374)
Other	(259)	(191)	(123)
Net cash provided by (used in) investing activities	(4,984)	(5,814)	(3,781)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	50	500	-
Payment of long-term debt, including current maturities	(28)	(13)	(290)
Issuance of long-term debt, net of issuance costs	28	13	75
Issuance (payment) of short-term debt	321	278	(270)
Proceeds from sale-leaseback transactions	-	88	62
Payment related to sale-leaseback transactions	(83)	-	-
Proceeds from certain financing arrangements	107	-	-
Deposits of fixed account values, including the fixed portion of variable	16,049	13,616	10,775
Withdrawals of fixed account values, including the fixed portion of variable	(5,800)	(5,957)	(5,764)
Transfers to and from separate accounts, net	(1,362)	(2,469)	(1,787)
Common stock issued for benefit plans	(34)	(25)	(29)
Dividends paid to Lincoln National Corporation	(600)	(911)	(955)
Net cash provided by (used in) financing activities	8,648	5,120	1,817
Net increase (decrease) in cash, invested cash and restricted cash	31	901	(1,110)
Cash, invested cash and restricted cash as of beginning-of-year	1,848	947	2,057
Cash, invested cash and restricted cash as of end-of-year	$1,879	$1,848	$947
See Accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston (“LLACB”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 21 for additional information.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNL and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”), which effective September 1, 2019, was renamed Lincoln Life Assurance Company of Boston. We use the equity method of accounting to recognize all of our investments in limited liability partnerships. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain investments and derivatives, other-than-temporary impairment (“OTTI”) and asset valuation allowances, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes and the potential effects of resolving litigated matters.

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

•Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, except for large holdings subject to “blockage discounts” that are excluded;

•Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.

We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our fixed maturity AFS securities. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored, and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement. Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all fixed maturity AFS securities on any given day. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. For securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs to measure fair value.

The following summarizes our fair valuation methodologies and associated inputs, which are particular to the specified security type and are in addition to the defined standard inputs to our valuation methodologies for all of our fixed maturity AFS securities discussed above:

•Corporate bonds and U.S. government bonds – We also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. government bonds.

•Mortgage- and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

•State and municipal bonds – We also use additional inputs that include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•Hybrid and redeemable preferred securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred securities.

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

Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be other-than-temporary.

For our debt securities, we generally consider the following to determine whether our debt securities with unrealized losses are other-than-temporarily impaired:

•The estimated range and average period until recovery;

•The estimated range and average holding period to maturity;

•Remaining payment terms of the security;

•Current delinquencies and nonperforming assets of underlying collateral;

•Expected future default rates;

•Collateral value by vintage, geographic region, industry concentration or property type;

•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•Contractual and regulatory cash obligations.

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this amount is deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in other comprehensive income (“OCI”) to unrealized OTTI on fixed maturity AFS securities on our Consolidated Statements of Stockholder’s Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

When assessing our intent to sell a debt security, or if it is more likely than not we will be required to sell a debt security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. Management considers the following as part of the evaluation:

•The current economic environment and market conditions;

•Our business strategy and current business plans;

•The nature and type of security, including expected maturities and exposure to general credit, liquidity, market and interest rate risk;

•Our analysis of data from financial models and other internal and industry sources to evaluate the current effectiveness of our hedging and overall risk management strategies;

•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of life insurance policies and annuity contracts;

•The capital risk limits approved by management; and

•Our current financial condition and liquidity demands.

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

To determine the recovery period of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•Historical and implied volatility of the security;

•Length of time and extent to which the fair value has been less than amortized cost;

•Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•Failure, if any, of the issuer of the security to make scheduled payments; and

•Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of an OTTI, the fixed maturity AFS security is accounted for as if it had been purchased on the measurement date of the OTTI. Therefore, for the fixed maturity AFS security, the original discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

To determine recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading;

•Fundamentals of the industry in which the issuer operates;

•Earnings multiples for the given industry or sector of an industry that the underlying issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•Expected cash flows of the issuer (e.g., whether the issuer has cash flows in excess of what is required to fund its operations);

•Expectations regarding defaults and recovery rates;

•Changes to the rating of the security by a rating agency; and

•Additional market information (e.g., if there has been a replacement of the corporate debt security).

Each quarter, we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost. We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance. To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;

•Level of creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;

•Susceptibility to fair value fluctuations for changes in the interest rate environment;

•Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;

•Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security;

•Expectations of sale of such a security where market yields are higher than the book yields earned on a security; and

•Susceptibility to variability of prepayments.

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

We further monitor the cash flows of all of our fixed maturity AFS securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our fixed maturity AFS securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment of the security.

Trading Securities

Trading securities consist of fixed maturity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements. Investment results for the portfolios that support Modco and CFW reinsurance agreements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance agreements. Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance agreements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

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

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the valuation allowance, and subsequent recoveries, if any, are credited to the valuation allowance.

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

For residential mortgage loans, our primary credit quality indicator is whether the loan is performing or nonperforming. We generally define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status. There is generally a higher risk of experiencing credit losses when a residential mortgage loan is nonperforming.

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

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as fixed maturity AFS and certain derivatives and embedded derivatives. Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

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

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issuance costs associated with line-of-credit arrangements, operating lease right-of-use (“ROU”) assets, finance lease assets, certain financing arrangements and other prepaid expenses. Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, long-term operating lease liabilities, finance lease liabilities, certain financing arrangements, deferred gain on business sold through reinsurance and other accrued expenses.

Other assets and other liabilities on our Consolidated Balance Sheets include guaranteed living benefit (“GLB”) features and remaining guaranteed interest and similar contracts that are carried at fair value, which may be reported in either other assets or other liabilities. The fair value of these items represents approximate exit price including an estimate for our NPR. Certain of these features have elements of both insurance benefits and embedded derivatives. Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We classify these GLB reserves embedded derivatives in Level 3 within the hierarchy levels described above in “Fair Value Measurement.” We report the insurance portion of the reserves in future contract benefits.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation. If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss). Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations. These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”) that were acquired through our business combination during 2018. The carrying values of VOCRA and VODA are amortized using a straight line basis over their weighted average life of 20 years and 13 years, respectively. See Note 10 for more information regarding specifically identifiable intangible assets acquired.

Property and equipment owned for company use is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment. Certain assets on our Consolidated Balance Sheets are related to finance leases and certain financing arrangements and are depreciated in a manner consistent with our current depreciation policy for owned assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, which resulted in a new measurement and recognition of our long-term operating leases on our Consolidated Balance Sheets. We lease office space and certain equipment under various long-term lease agreements. We determine if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate at the commencement date in determining the present value of future payments. The ROU asset is calculated using the lease liability carrying amount, plus or minus prepaid/accrued lease payments, minus the unamortized balance of lease incentives received, plus unamortized initial direct costs. Lease terms used to calculate our lease obligation include options when we are reasonably certain that we will exercise such options. Our lease agreements may contain both lease and non-lease components, which are accounted for separately. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Notes 2 and 14 for additional information.

Other assets includes deferred losses on business sold through reinsurance attributable to our 2012 and 2014 reinsurance transactions where we ceded closed blocks of UL contracts with secondary guarantees to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned subsidiary of LNC. We are recognizing the losses related to these transactions over a period of 30 years.

Other liabilities includes deferred gains on business sold through reinsurance.  During 2009, we completed a reinsurance transaction whereby we assumed a closed block of term contracts from First Penn-Pacific Life Insurance Company, a wholly-owned subsidiary of LNC.  We are recognizing the gain related to this transaction over a period of 15 years.  During 2012, we completed a reinsurance transaction whereby we ceded a closed block of UL contracts with secondary guarantees to LNBAR.  We are recognizing the gain related to the transaction over a period of 30 years. During 2013, we completed a reinsurance transaction whereby we ceded a closed block of UL contracts with secondary guarantees to LNBAR.  During 2019, we amended the 2013 reinsurance transaction by recapturing the underlying base policy from LNBAR while continuing to cede the associated riders.  We are recognizing the gain related to this transaction over the expected life of the underlying business, or 20 years. Effective October 1, 2018, we entered into an annuity reinsurance agreement with Athene Holding Ltd. (“Athene”).  We are recognizing the gain related to this transaction over the period over which the majority of account values are expected to run off, or 20 years.

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

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that are equal to deposits net of withdrawals, excluding surrender charges and fees, plus interest credited, and if applicable an additional reserve for other insurance benefit guarantees. The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue. The investment yield assumptions for immediate and deferred paid-up annuities range from 1.25% to 12.75%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2019 and 2018, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $51 million, $56 million and $57 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Borrowed Funds

Our short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less. Long-term borrowings have contractual or expected maturities greater than one year.

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

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees, cost of insurance and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided. Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms.

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

Net Investment Income

We earn investment income on the underlying general account investments supporting our fixed products less related expenses. Dividends and interest income, recorded in net investment income, are recognized when earned. Amortization of premiums and accretion of discounts on investments in debt securities are reflected in net investment income over the contractual terms of the investments in a manner that produces a constant effective yield.

For CLOs and MBS, included in the trading and fixed maturity AFS securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account values, changes in the market value of our seed capital investments, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

Interest Credited

We credit interest to our contract holder account balances based on the contractual terms supporting our products.

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

2. New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new ASUs issued by the FASB and the impact of the adoption on our financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases and all related amendments

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance sheet as a ROU asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the ROU asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

January 1, 2019

We adopted this standard and all related amendments, which resulted in the recognition of $171 million in ROU assets and $176 million in operating lease liabilities reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019. Comparative periods continue to be measured and presented under historical guidance, and only the period of adoption is subject to this ASU. Also, on transition, we have elected not to reassess: 1) whether expired or existing contracts contain a lease under the new definition of a lease; 2) lease classification for expired or existing leases; and 3) whether previously capitalized initial direct costs would qualify for capitalization under this ASU. Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows. For more information, see Note 1.

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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments and related amendments

These amendments adopt a new model in ASC Topic 326 to measure and recognize credit losses for most financial assets. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses. Changes in the allowance are charged to earnings. The measurement of expected credit losses is based on relevant information about past events, including historical experience, as well as current economic conditions and reasonable and supportable forecasts that affect the collectability of the financial asset. The method used to measure estimated credit losses for fixed maturity AFS securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. The amendments will permit entities to recognize improvements in credit loss estimates on fixed maturity AFS securities by reducing the allowance account immediately through earnings. The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

The adoption of this standard and related amendments will result in the recognition of a cumulative effect adjustment that is not expected to be material to our retained earnings, to record allowances for credit losses as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables.

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments

These amendments clarify the measurement, recognition and presentation of the allowance for credit losses on accrued interest receivable balances; the inclusion of recoveries when estimating the allowance for credit losses; the inclusion of all ASC Topic 944 – Financial Services – Insurance reinsurance recoverables within the scope of ASC 326-20; and provide additional targeted clarifications on the calculation of the allowance for credit losses.

These amendments also make targeted clarifications to ASC Topics 815 and 825. Early adoption is permitted.

January 1, 2020

Our adoption of ASU 2016-13 and related amendments is discussed above. The adoption of the remainder of this guidance will not have a material impact on our consolidated financial condition and results of operations.

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

January 1, 2020

We will recognize a cumulative effect increase to retained earnings of approximately $14 million, after-tax, to elect the fair value option for certain mortgage loans in connection with our adoption of ASC Topic 326.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2022, and early adoption is permitted.

		January 1, 2022	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Acquisition

On May 1, 2018, LNC and LNL completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life, an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business (the “Liberty Life Business”). The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which is attached as Exhibit 10.3 to this Form 10-K, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business.

We recognized $85 million of acquisition-related costs, pre-tax, for the year ended December 31, 2018. These costs were included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

In the year following the May 1, 2018 acquisition date, we adjusted assets acquired by $(5) million and liabilities acquired by $23 million for an increase in goodwill of $28 million. Under the terms of the MTA, a final balance sheet will be agreed upon at a later date. The following table presents the adjusted fair values (in millions) of the net assets acquired related to the Liberty Group Business:

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

4. Variable Interest Entities

Unconsolidated VIEs

Reinsurance Related Notes

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration. The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans. The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2019, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion and $1.7 billion as of December 31, 2019 and 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $13 million and $20 million as of December 31, 2019 and 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $2 million and $1 million for the years ended December 31, 2019 and 2018, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,875	$9,071	$172	$(5)	$87,779
U.S. government bonds	355	48	-	-	403
State and municipal bonds	4,605	1,087	7	-	5,685
Foreign government bonds	326	62	-	-	388
RMBS	2,820	179	9	(18)	3,008
CMBS	1,038	45	1	(1)	1,083
ABS	4,803	62	17	(35)	4,883
Hybrid and redeemable preferred securities	485	79	20	-	544
Total fixed maturity AFS securities	$93,307	$10,633	$226	$(59)	$103,773

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,837	$2,871	$2,167	$(8)	$79,549
U.S. government bonds	361	27	2	-	386
State and municipal bonds	4,498	703	17	-	5,184
Foreign government bonds	402	42	-	-	444
RMBS	3,099	113	61	(13)	3,164
CMBS	810	6	16	(3)	803
ABS	2,644	45	30	(19)	2,678
Hybrid and redeemable preferred securities	568	44	33	-	579
Total fixed maturity AFS securities	$91,219	$3,851	$2,326	$(43)	$92,787

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,714	$2,699
Due after one year through five years	15,022	15,578
Due after five years through ten years	17,440	18,854
Due after ten years	49,470	57,668
Subtotal	84,646	94,799
Structured securities (RMBS, CMBS, ABS)	8,661	8,974
Total fixed maturity AFS securities	$93,307	$103,773

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$2,827	$44	$1,381	$131	$4,208	$175
State and municipal bonds	316	7	18	-	334	7
RMBS	471	9	15	-	486	9
CMBS	48	1	4	-	52	1
ABS	1,791	8	300	9	2,091	17
Hybrid and redeemable
preferred securities	29	1	102	19	131	20
Total fixed maturity AFS securities	$5,482	$70	$1,820	$159	$7,302	$229

Total number of fixed maturity AFS securities in an unrealized loss position						882

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$30,947	$1,464	$7,023	$704	$37,970	$2,168
U.S. government bonds	70	1	23	1	93	2
State and municipal bonds	376	7	92	10	468	17
RMBS	436	9	796	55	1,232	64
CMBS	470	11	82	5	552	16
ABS	1,237	23	239	16	1,476	39
Hybrid and redeemable
preferred securities	94	6	131	27	225	33
Total fixed maturity AFS securities	$33,630	$1,521	$8,386	$818	$42,016	$2,339

Total number of fixed maturity AFS securities in an unrealized loss position						3,360

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$15	$5	$-	7
Six months or greater, but less than nine months	10	3	-	4
Twelve months or greater	130	74	-	31
Total	$155	$82	$-	42

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$389	$122	$1	44
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	138	70	8	32
Total	$634	$249	$9	89

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $2.1 billion for the year ended December 31, 2019. As discussed further below, we believe the unrealized loss position as of December 31, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of December 31, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of December 31, 2019, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$337	$358	$411
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	13	5	13
Credit losses on securities for which an
OTTI was previously recognized	2	2	7
Decreases attributable to:
Securities sold, paid down or matured	(148)	(28)	(73)
Balance as of end-of-year	$204	$337	$358

During 2019, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of December 31, 2019 and 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2019 and 2018, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2019 and 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and a fair value of $3.1 billion and $2.9 billion, respectively. Based upon the analysis discussed above, we believed as of December 31, 2019 and 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of December 31, 2019 and 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status. In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2019	2018
Fixed maturity securities:
Corporate bonds	$2,877	$1,559
U.S. government bonds	45	43
State and municipal bonds	16	16
Foreign government bonds	45	23
RMBS	169	78
CMBS	163	7
ABS	1,238	121
Hybrid and redeemable preferred securities	49	22
Total trading securities	$4,602	$1,869

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2019, 2018 and 2017, was $(225) million, $(55) million and $8 million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,525	$659	$16,184	$12,959	$230	$13,189
30 to 59 days past due	3	27	30	-	9	9
60 to 89 days past due	-	10	10	-	1	1
90 or more days past due	-	16	16	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(17)	23	6	(17)	8	(9)
Total carrying value	$15,511	$733	$16,244	$12,942	$248	$13,190

As of December 31, 2019, we had 38 residential mortgage loans that were either delinquent or in foreclosure. As of December 31, 2018, we had no loans that were either delinquent or in foreclosure.

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of December 31, 2019. There were no specifically identified impaired commercial mortgage loans as of December 31, 2018.

For our residential mortgage loans, there were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019. There were no specifically identified impaired residential mortgage loans as of December 31, 2018. The general allowance established on residential mortgage loans was $2 million and less than $1 million as of December 31, 2019 and 2018, respectively.

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

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Valuation Allowance
Balance as of beginning-of-year	$-	$3	$2
Additions	-	-	1
Charge-offs, net of recoveries	-	(3)	-
Balance as of end-of-year	$-	$-	$3

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$5	$6
Interest income recognized on impaired commercial
mortgage loans on real estate	-	1	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	1	-

As described in Note 1, we use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$14,121	91.0%	2.35	$11,656	90.1%	2.30
65% to 74%	1,389	9.0%	1.88	1,234	9.5%	1.76
75% to 100%	1	0.0%	1.09	52	0.4%	1.03
Total	$15,511	100.0%		$12,942	100.0%

As described in Note 1, we use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$716	97.7%	$247	99.6%
Nonperforming	17	2.3%	1	0.4%
Total	$733	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified with the largest concentrations in California, which accounted for 24% and 23% of commercial mortgage loans on real estate as of December 31, 2019 and 2018, respectively, and Texas, which accounted for 11% and 12% of commercial mortgage loans on real estate as of December 31, 2019 and 2018, respectively.

Our residential mortgage loan portfolio is geographically diversified with the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of December 31, 2019 and 2018, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of December 31, 2019 and 2018, respectively.

Alternative Investments

As of December 31, 2019 and 2018, alternative investments included investments in 256 and 234 different partnerships, respectively, and the portfolios represented approximately 1% of our total investments.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fixed maturity AFS securities	$4,214	$4,129	$4,048
Equity AFS securities	-	-	12
Trading securities	187	79	88
Equity securities	4	4	-
Mortgage loans on real estate	626	492	433
Real estate	1	1	1
Policy loans	128	122	134
Invested cash	33	23	11
Commercial mortgage loan prepayment
and bond make-whole premiums	115	78	138
Alternative investments	24	222	165
Consent fees	7	4	6
Other investments	27	24	5
Investment income	5,366	5,178	5,041
Investment expense	(404)	(334)	(281)
Net investment income	$4,962	$4,844	$4,760

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fixed maturity AFS securities:
Gross gains	$44	$36	$17
Gross losses	(70)	(80)	(43)
Gross OTTI	(15)	(7)	(20)
Equity AFS securities:
Gross gains	-	-	6
Gain (loss) on other investments (1)	(15)	(15)	(10)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(13)	(22)	(21)
Total realized gain (loss) related to certain investments	(69)	(88)	(71)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	(426)	251	(155)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(80)	(51)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL	2	12	(2)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(223)	(184)	(174)
Associated amortization of DAC, VOBA, DSI and DFEL	(32)	(32)	(32)
Total realized gain (loss)	$(828)	$(92)	$(456)

(1)Includes market adjustments on equity securities still held of $(4) million and $(17) million for the years ended December 31, 2019 and 2018, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and indexed variable universal life insurance (“IUL”) contracts net derivatives results), reinsurance related embedded derivatives and trading securities. See Notes 1 and 9 for information regarding Modco.

(3)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(13)	$(5)	$(13)
State and municipal bonds	-	-	(1)
RMBS	(1)	(1)	(2)
CMBS	-	-	(2)
ABS	(1)	(1)	(2)
Gross OTTI recognized in net income (loss)	(15)	(7)	(20)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	2
Net OTTI recognized in net income (loss)	$(15)	$(7)	$(18)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$14	$-	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-	-
Net OTTI recognized in OCI	$13	$-	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,383	$1,383	$616	$616
Securities pledged under securities lending agreements (2)	114	110	88	85
Securities pledged under repurchase agreements (3)	-	-	152	157
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,480	3,930	5,923
Total payables for collateral on investments	$5,077	$6,973	$4,786	$6,781

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

(3)Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2019, we were not participating in any open repurchase agreements.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
Collateral payable for derivative investments	$767	$(85)	$(112)
Securities pledged under securities lending agreements	26	(134)	5
Securities pledged under repurchase agreements	(152)	(379)	1
Investments pledged for FHLBI	(350)	1,030	(450)
Total increase (decrease) in payables for collateral on investments	$291	$432	$(556)

We have elected not to offset our securities lending and repurchase agreements transactions in our financial statements. The remaining contractual maturities of securities lending and repurchase agreements transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	152	152
Total gross secured borrowings	$88	$-	$-	$152	$240

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge. As of December 31, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million. As of December 31, 2019, we have re-pledged $25 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of December 31, 2019, our investment commitments were $2.0 billion, which included $1.0 billion of LPs, $544 million of mortgage loans on real estate and $407 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2019 and 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion and $1.2 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2019 and 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $18.2 billion and $16.0 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.4 billion and $14.3 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Call Options Based on the S&P 500 and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products.

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the Standard & Poor's 500 Index (“S&P 500”) and other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to 6 years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require the seller to pay the buyer at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We are exposed to risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with GWB and GIB features. These GLB features are reinsured among various reinsurance counterparties on either a Modco or coinsurance basis. We cede a portion of the GLB features to LNBAR on a funds withheld Modco basis. The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risks. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors. The hedge positions are rebalanced based upon changes in these factors as needed. While we actively manage the hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

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

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to 6 years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance Related Embedded Derivatives

We have certain Modco and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,174	$108	$12	$1,528	$33	$9
Foreign currency contracts (1)	2,874	191	51	2,326	167	39
Total cash flow hedges	4,048	299	63	3,854	200	48
Fair value hedges:
Interest rate contracts (1)	546	-	202	553	-	137
Non-Qualifying Hedges
Interest rate contracts (1)	112,921	1,082	219	100,628	464	138
Foreign currency contracts (1)	262	1	3	47	-	-
Equity market contracts (1)	43,283	1,442	664	30,273	676	162
Credit contracts (1)	55	-	-	-	-	-
Embedded derivatives:
GLB direct (2)	-	450	-	-	123	-
GLB ceded (2) (3)	-	60	510	-	72	196
Reinsurance related (4)	-	-	375	-	188	-
Indexed annuity and IUL contracts (2) (5)	-	927	2,585	-	902	1,305
Total derivative instruments	$161,115	$4,261	$4,621	$135,355	$2,625	$1,986

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2019
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,341	$53,011	$20,948	$28,841	$500	$114,641
Foreign currency contracts (2)	218	383	961	1,473	101	3,136
Equity market contracts	27,594	7,720	3,762	13	4,194	43,283
Credit contracts	-	55	-	-	-	55
Total derivative instruments
with notional amounts	$39,153	$61,169	$25,671	$30,327	$4,795	$161,115

(1)As of December 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 24, 2021.

(2)As of December 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 26, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

As of December 31, 2019

Cumulative
Fair Value Hedging
Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$776	$202

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27	$93
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	6	-
Cash flow hedges:
Interest rate contracts	73	(4)	43
Foreign currency contracts	108	44	20
Change in foreign currency exchange rate adjustment	(52)	111	(137)
Change in DAC, VOBA, DSI and DFEL	(5)	(14)	1
Income tax benefit (expense)	(26)	(29)	26
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	3	4	4
Foreign currency contracts (1)	35	27	18
Foreign currency contracts (2)	9	-	9
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(3)	(2)
Income tax benefit (expense)	(9)	(6)	(10)
Balance as of end-of-year	$181	$119	$27

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss)
	Recognized in Income
	For the Year Ended
	December 31, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(828)	$4,962

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	63
Derivatives designated as hedging instruments	-	(63)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	35

Non-Qualifying Hedges
Interest rate contracts	982	-
Foreign currency contracts	(1)	-
Equity market contracts	(137)	-
Embedded derivatives:
GLB	1	-
Reinsurance related	(626)	-
Indexed annuity and IUL contracts	(742)	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4	$4
Foreign currency contracts (1)	27	18
Foreign currency contracts (2)	-	9
Total cash flow hedges	31	31
Fair value hedges:
Interest rate contracts (1)	(14)	(23)
Interest rate contracts (2)	37	7
Total fair value hedges	23	(16)
Non-Qualifying Hedges
Interest rate contracts (2)	(149)	103
Foreign currency contracts (2)	5	-
Equity market contracts (2)	445	(1,427)
Equity market contracts (3)	(17)	28
Credit contracts (3)	-	1
Embedded derivatives:
GLB(2)	(1)	-
Reinsurance related (2)	292	(141)
Indexed annuity and IUL contracts (2)	81	(400)
Total derivative instruments	$710	$(1,821)

(1)Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(3)Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended
	December 31,
	2018	2017
Offset to net investment income	4	22
Offset to realized gain (loss)	27	9

As of December 31, 2019, $45 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2019, information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

(1)Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.

(2)Broker quotes are used to determine the market value of our credit default swaps.

(3)Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.

(4)Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2019	2018
Maximum potential payout	$55	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$55	$-

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2019 or 2018.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$441	$(22)	$33	$(4)
A+	549	(168)	296	(26)
A	36	-	106	(36)
A-	355	-	4	-
BBB+	-	-	177	-
	$1,381	$(190)	$616	$(66)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,381)	-	(1,381)
Non-cash collateral	(242)	-	(242)
Net amount	$288	$1,437	$1,725

Financial Liabilities
Gross amount of recognized liabilities	$771	$3,470	$4,241
Gross amounts offset	(15)	-	(15)
Net amount of liabilities	756	3,470	4,226
Gross amounts not offset:
Cash collateral	(190)	-	(190)
Non-cash collateral	-	-	-
Net amount	$566	$3,470	$4,036

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,282	$1,285	$2,567
Gross amounts offset	(201)	-	(201)
Net amount of assets	1,081	1,285	2,366
Gross amounts not offset:
Cash collateral	(616)	-	(616)
Non-cash collateral	(58)	-	(58)
Net amount	$407	$1,285	$1,692

Financial Liabilities
Gross amount of recognized liabilities	$806	$1,501	$2,307
Gross amounts offset	(59)	-	(59)
Net amount of liabilities	747	1,501	2,248
Gross amounts not offset:
Cash collateral	(66)	-	(66)
Non-cash collateral	(190)	-	(190)
Net amount	$491	$1,501	$1,992

7. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Current	$175	$179	$118
Deferred	(212)	78	(1,405)
Federal income tax expense (benefit)	$(37)	$257	$(1,287)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income (loss) before taxes	$577	$1,830	$731
Federal statutory rate	21%	21%	35%
Federal income tax expense (benefit) at federal statutory rate	121	384	256
Effect of:
Tax-preferred investment income (1)	(99)	(87)	(280)
Tax credits	(40)	(39)	(29)
Excess tax benefits from stock-based compensation	(6)	(3)	(8)
Goodwill impairment	-	-	316
Tax impact associated with the Tax Cuts and Jobs Act (2)	(16)	3	(1,526)
Other items	3	(1)	(16)
Federal income tax expense (benefit)	$(37)	$257	$(1,287)
Effective tax rate	-6%	14%	-176%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction. As a result of the Tax Cuts and Jobs Act (the “Tax Act”), the recorded tax benefit for the separate account dividends-received deduction was substantially less in 2019 and 2018 as compared to 2017.

(2)As a result of the enactment of the Tax Act in 2017, we remeasured our existing deferred tax balances at the prevailing corporate federal income tax rate of 21% and recognized a $1.5 billion tax benefit. In 2018, we recognized a $3 million net tax benefit from the impact of the reduced federal statutory rate under the Tax Act on our adoption of an Internal Revenue Service pronouncement related to variable annuity contracts. In 2019, we recognized a $16 million net tax benefit from the impact of the reduced corporate tax rate under the Tax Act on our election to revalue policyholder tax reserves.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2019	2018
Current	$255	$205
Deferred	(2,605)	(1,421)
Total federal income tax asset (liability)	$(2,350)	$(1,216)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2019	2018
Deferred Tax Assets
Future contract benefits and other contract holder funds	$527	$549
Reinsurance related embedded derivative liability	79	-
Compensation and benefit plans	135	120
Intangibles	26	40
Net operating losses	216	264
Other	14	59
Total deferred tax assets	$997	$1,032
Deferred Tax Liabilities
DAC	$854	$1,380
VOBA	191	302
Net unrealized gain on fixed maturity AFS securities	2,216	333
Net unrealized gain on trading securities	70	25
Investment activity	154	334
Reinsurance related embedded derivative asset	-	39
Deferred gain on business sold through reinsurance	4	34
Other	113	6
Total deferred tax liabilities	$3,602	$2,453
Net deferred tax asset (liability)	$(2,605)	$(1,421)

As of December 31, 2019, we have $1.0 billion of net operating losses to carry forward to future years. The net operating losses arose in tax year 2018, and under the Tax Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2019, and 2018, $41 million and $12 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year. A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2019	2018
Balance as of beginning-of-year	$12	$11
Increases for prior year tax positions	29	-
Increases for current year tax positions	-	1
Balance as of end-of-year	$41	$12

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2019, 2018 and 2017, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2019 and 2018.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. We are currently not under examination by the Internal Revenue Service; however, tax years 2016 and forward remain open under the applicable statute of limitations. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$9,509	$7,909	$8,269
Business acquired (sold) through reinsurance	-	(246)	-
Business recaptured through reinsurance	59	-	-
Deferrals	1,900	1,596	1,345
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(922)	(913)	(922)
Unlocking	(471)	(115)	61
Adjustment related to realized (gains) losses	(43)	(42)	(55)
Adjustment related to unrealized (gains) losses	(2,614)	1,320	(789)
Balance as of end-of-year	$7,418	$9,509	$7,909

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$799	$499	$874
Business acquired (sold) through reinsurance	-	(11)	-
Business acquired	-	30	-
Deferrals	6	7	7
Amortization:
Amortization, excluding unlocking	(115)	(127)	(105)
Unlocking	143	(60)	(48)
Accretion of interest (1)	45	48	52
Adjustment related to realized (gains) losses	(1)	(2)	(1)
Adjustment related to unrealized (gains) losses	(550)	415	(280)
Balance as of end-of-year	$327	$799	$499

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2019, was as follows:

2020	$72
2021	66
2022	67
2023	65
2024	61

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$298	$287	$293
Business acquired (sold) through reinsurance	-	(21)	-
Deferrals	26	48	29
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(28)	(28)	(30)
Unlocking	(3)	-	(4)
Adjustment related to realized (gains) losses	(2)	(1)	(2)
Adjustment related to unrealized (gains) losses	(10)	13	1
Balance as of end-of-year	$281	$298	$287

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$2,763	$1,429	$1,855
Business recaptured through reinsurance	5	-	-
Deferrals	1,092	874	753
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(533)	(474)	(383)
Unlocking	(426)	(52)	(3)
Adjustment related to realized (gains) losses	(11)	(19)	(18)
Adjustment related to unrealized (gains) losses	(2,244)	1,005	(775)
Balance as of end-of-year	$646	$2,763	$1,429

9. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re Life & Health America, Inc. (“Swiss Re”):

	For the Years Ended December 31,
	2019	2018	2017
Direct insurance premiums and fee income	$13,347	$11,882	$10,103
Reinsurance assumed	97	96	101
Reinsurance ceded	(1,920)	(1,883)	(1,817)
Total insurance premiums and fee income	$11,524	$10,095	$8,387

Direct insurance benefits	$9,482	$8,513	$6,669
Reinsurance recoveries netted against benefits	(1,897)	(2,369)	(1,851)
Total benefits	$7,585	$6,144	$4,818

We and our insurance subsidiaries cede insurance to other companies. The portion of our life insurance and annuity risks exceeding our retention limit is reinsured with other insurers. We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management. Reinsurance does not discharge us from our primary obligation to contract holders for losses insured under the policies we issue. As discussed in Note 24, a portion of this reinsurance activity is with affiliated companies.

As of December 31, 2019, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2019.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR. The amounts recoverable from reinsurers were $19.2 billion and $19.8 billion as of December 31, 2019 and 2018, respectively.

Protective represents our largest reinsurance exposure following the sale of the Liberty Life Business as discussed in Note 3, which resulted in amounts recoverable from Protective of $11.8 billion and $12.1 billion as of December 31, 2019 and 2018, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $14.7 billion and $13.7 billion as of December 31, 2019 and 2018, respectively.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.3 billion and $1.5 billion as of December 31, 2019 and 2018, respectively. Swiss Re has funded a trust, with a balance of $2.7 billion as of December 31, 2019, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2019, included $164 million and $31 million, respectively, related to the business sold to Swiss Re. In addition, the amounts recoverable from LNBAR were $2.4 billion and $2.5 billion as of December 31, 2019 and 2018, respectively. LNBAR has funded trusts to support the business ceded of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $2.3 billion as of December 31, 2019.

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.6 billion and $7.5 billion as of December 31, 2019 and 2018, respectively, within other assets on our Consolidated Balance Sheets. We held investments of $6.9 billion as of December 31, 2019, in support of reserves associated with the transaction in a Modco investment portfolio. As of December 31, 2019, the portfolio included trading securities, fixed maturity AFS securities, commercial mortgage loans, derivative investments, other investments, cash, accrued investment income and equity securities that had carrying values of $3.5 billion, $2.3 billion, $698 million, $130 million, $94 million, $62 million, $57 million and $14 million, respectively. In addition, the portfolio was supported by $201 million of over-collateralization and a $200 million letter of credit as of December 31, 2019. As described in Note 1, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $30 million and $8 million of the gain during 2019 and 2018, respectively.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as fixed maturity AFS within investing activities in our Consolidated Statements of Cash Flows.

See Note 6 for information on reinsurance related embedded derivatives.

10. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2019
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,186	(1,552)	-	-	634
Group Protection	688	-	(4)	-	684
Total goodwill	$3,934	$(2,152)	$(4)	$-	$1,778

	For the Year Ended December 31, 2018
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,186	(1,552)	-	-	634
Group Protection	274	-	414	-	688
Total goodwill	$3,520	$(2,152)	$414	$-	$1,782

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

As of October 1, 2019 and 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2019		As of December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Retirement Plan Services:
Mutual fund contract rights (1)	$5	$-	$5	$-
Life Insurance:
Sales force	100	55	100	51
Group Protection:
VOCRA	576	25	576	5
VODA	31	2	31	-
Insurance licenses (1)	3	-	3	-
Total	$715	$82	$715	$56

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2019, was as follows:

2020	$37
2021	37
2022	37
2023	37
2024	37
Thereafter	440

11. Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$101,601	$89,783
Net amount at risk (2)	71	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$92	$88
Net amount at risk (2)	13	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,763	$23,365
Net amount at risk (2)	384	2,007
Average attained age of contract holders	71 years	71 years

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

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$161	$100	$110
Changes in reserves	(24)	77	8
Benefits paid	(20)	(16)	(18)
Balance as of end-of-year	$117	$161	$100

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2019	2018
Asset Type
Domestic equity	$64,093	$54,060
International equity	19,852	18,359
Fixed income	41,405	37,942
Total	$125,350	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 35% and 33% of total life insurance in-force reserves as of December 31, 2019 and 2018, respectively. UL and VUL products with secondary guarantees represented 27%, 36% and 27% of total life insurance sales for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$5,335	$2,222	$2,242
Reinsurance recoverable	143	57	69
Net balance as of beginning-of-year	5,192	2,165	2,173
Business acquired (1)	-	2,842	-
Incurred related to:
Current year	3,193	2,531	1,346
Prior years:
Interest	151	120	69
All other incurred (2)	(308)	(208)	(76)
Total incurred	3,036	2,443	1,339
Paid related to:
Current year	(1,518)	(1,197)	(798)
Prior years	(1,310)	(1,061)	(549)
Total paid	(2,828)	(2,258)	(1,347)
Net balance as of end-of-year	5,400	5,192	2,165
Reinsurance recoverable	152	143	57
Balance as of end-of-year	$5,552	$5,335	$2,222

(1)Represents acquired group life and disability reserves, net, as of May 1, 2018. See Note 3 for additional information.

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

13. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2019	2018
Short-Term Debt
Short-term debt (1)	$609	$288

Long-Term Debt, Excluding Current Portion
9.76% surplus note, due 2024	$50	$50
6.56% surplus note, due 2028	500	500
LIBOR + 111 bps surplus note, due 2028	71	71
LIBOR + 226 bps surplus note, due 2028	613	600
6.03% surplus note, due 2028	750	750
LIBOR + 200 bps surplus note, due 2035	30	30
LIBOR + 155 bps surplus note, due 2037	25	25
4.20% surplus note, due 2037	50	50
LIBOR + 100 bps surplus note, due 2037	284	312
4.225% surplus note, due 2037	28	-
4.50% surplus note, due 2038	13	13
Total long-term debt	$2,414	$2,401

(1)The short-term debt represents short-term notes payable to LNC.

Future principal payments due on long-term debt (in millions) as of December 31, 2019, were as follows:

2020	$-
2021	-
2022	-
2023	-
2024	50
Thereafter	2,364
Total	$2,414

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

On December 17, 2013, we issued a variable surplus note to a wholly-owned subsidiary of LNC with an initial outstanding principal amount of $287 million. The outstanding principal amount as of December 31, 2019, was $613 million. The note calls for us to pay the principal amount of the note on or before October 1, 2028, and interest to be paid quarterly at an annual rate of LIBOR + 226 bps.

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

On October 9, 2007, we issued a surplus note of $375 million that LNC has held effective December 31, 2008. The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of LIBOR + 100 bps. On June 15, 2017, the surplus note was amended to include repayment terms stating subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest. The outstanding principal amount as of December 31, 2019, was $284 million due to executing our right to repay the surplus note in part to LNC.

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

On July 1, 2019, we issued a surplus note of $28 million to LNC. The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of 4.225%. Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2019
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	July 31, 2024	$2,250	$340
LOC facility (1)	August 26, 2031	990	965
LOC facility (1)	October 1, 2031	982	982
Total		$4,222	$2,287

(1)Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

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

Upon an event of default, the credit agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of December 31, 2019, LNC was in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2019, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2019, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Commitments

Leases

We recognized operating lease ROU assets of $202 million and associated lease liabilities of $208 million as of December 31, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term were 3.2% and 6 years, respectively, as of December 31, 2019. Operating lease expense for the years ended December 31, 2019, 2018 and 2017, was $46 million, $43 million and $36 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2019, the net book value of assets recorded as finance leases was $128 million, and the associated accumulated amortization was $345 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term were 2.2% and 2 years, respectively, as of December 31, 2019.

Finance lease expense (in millions) was as follows:

For the Year Ended
December 31,
2019

Amortization of ROU assets (1)	$67
Interest on lease liabilities (2)	13
Total	$80

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Year Ended
December 31,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47
Financing cash flows from finance leases	96

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$78

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
2020	$44	$56
2021	40	66
2022	35	66
2023	32	90
2024	26	17
Thereafter	65	12
Total future minimum lease payments	242	307
Less: Amount representing interest	34	26
Present value of minimum lease payments	$208	$281

As of December 31, 2019, we had no leases that had not yet commenced.

Vulnerability from Concentrations

As of December 31, 2019, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 5 and 9, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(13) million and $(18) million as of December 31, 2019 and 2018, respectively.

15. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$536	$3,283	$1,687
Cumulative effect from adoption of new accounting standards	-	634	-
Unrealized holding gains (losses) arising during the year	8,856	(5,995)	2,872
Change in foreign currency exchange rate adjustment	46	(107)	134
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,460)	1,748	(703)
Income tax benefit (expense)	(1,370)	923	(745)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(26)	(44)	(40)
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	(19)	(19)
Income tax benefit (expense)	8	13	21
Balance as of end-of-year	$5,637	$536	$3,283
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$29	$39	$22
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9	-
Gross OTTI recognized in OCI during the year	(14)	-	-
Change in DAC, VOBA, DSI and DFEL	1	-	-
Income tax benefit (expense)	3	-	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	30	(18)	34
Change in DAC, VOBA, DSI and DFEL	(2)	(5)	(7)
Income tax benefit (expense)	(7)	4	(10)
Balance as of end-of-year	$40	$29	$39
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$27	$93
Cumulative effect from adoption of new accounting standard	-	6	-
Unrealized holding gains (losses) arising during the year	181	40	63
Change in foreign currency exchange rate adjustment	(52)	111	(137)
Change in DAC, VOBA, DSI and DFEL	(5)	(14)	1
Income tax benefit (expense)	(26)	(29)	26
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	47	31	31
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(3)	(2)
Income tax benefit (expense)	(9)	(6)	(10)
Balance as of end-of-year	$181	$119	$27
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(25)	$(22)	$(20)
Cumulative effect from adoption of new accounting standard	-	(5)	-
Adjustment arising during the year	4	3	(4)
Income tax benefit (expense)	(1)	(1)	2
Balance as of end-of-year	$(22)	$(25)	$(22)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(26)	$(44)	$(40)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(11)	(19)	(19)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(37)	(63)	(59)	operations before taxes
Income tax benefit (expense)	8	13	21	Federal income tax expense (benefit)
Reclassification, net of income tax	$(29)	$(50)	$(38)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$4	$7	$5	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	4	7	4	operations before taxes
Income tax benefit (expense)	(1)	(1)	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$6	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$3	$4	$4	Net investment income
Foreign currency contracts	35	27	18	Net investment income
Foreign currency contracts	9	-	9	Total realized gain (loss)
Total gross reclassifications	47	31	31
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(3)	(2)	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	45	28	29	operations before taxes
Income tax benefit (expense)	(9)	(6)	(10)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$36	$22	$19	Net income (loss)

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions	$2,566	$2,271	$1,998
General and administrative expenses	2,152	1,910	1,715
Expenses associated with reserve financing and unrelated LOCs	52	64	57
DAC and VOBA deferrals and interest, net of amortization	(586)	(436)	(390)
Broker-dealer expenses	372	358	329
Specifically identifiable intangible asset amortization	26	9	4
Taxes, licenses and fees	353	322	254
Acquisition and integration costs related to mergers and acquisitions	130	85	-
Total	$5,065	$4,583	$3,967

17. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain defined benefit pension plans in which certain agents are participants. These defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with applicable minimum funding requirements. In accordance with such practice, we were not required to make contributions but elected to contribute zero and $8 million for the years ended December 31, 2019 and 2018, respectively. We do not expect to be required to make any contributions to these pension plans in 2020. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired agents. Total net periodic cost (recovery) for these plans was $6 million, $6 million and $5 million during 2019, 2018 and 2017, respectively. In 2020, we expect the plans to make benefit payments of approximately $10 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2019	2018	2019	2018

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$109	$107	$9	$8
Projected benefit obligation	115	112	10	10
Funded status	$(6)	$(5)	$(1)	$(2)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$-	$-	$-	$-
Other liabilities	(6)	(5)	(1)	(2)
Net amount recognized	$(6)	$(5)	$(1)	$(2)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	3.50%	4.50%	3.50%	4.50%
Net periodic benefit cost:
Weighted-average discount rate	4.50%	4.00%	4.50%	4.00%
Expected return on plan assets	4.50%	4.50%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2019, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2019	2018

Fixed maturity securities:
Corporate bonds	$-	$1
U.S. government bonds	83	87
Cash and invested cash	26	19
Other investments	9	8
Total	$118	$115

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

Participation in Defined Benefit Pension and Other Postretirement Benefit Plans

We participate in defined benefit pension plans that are sponsored by LNC for certain employees and non-employee directors. These defined benefit pension plans are closed to new entrants, and existing participants do not accrue any additional benefits. We also participate in other postretirement benefit plans sponsored by LNC that provide health care and life insurance to certain retired employees. Our expense (benefit) for these plans was $10 million, $(4) million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible agents that are administered in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. We also participate in defined contribution plans sponsored by LNC for eligible employees. Our expense for these plans was $101 million, $90 million and $85 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former agents. Certain current employees participate in non-qualified, unfunded, deferred compensation plans sponsored by LNC. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select LNC stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. Our expense for these plans was $22 million, $12 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2019	2018
Total liabilities (1)	$579	$487
Investments dedicated to fund liabilities (2)	202	170

(1)Reported in other liabilities on our Consolidated Balance Sheets.

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

Total compensation expense (in millions) by award type for stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stock options	$8	$5	$9
Performance shares	16	14	12
SARs	-	(1)	2
RSUs	35	30	24
Total	$59	$48	$47

Recognized tax benefit	$12	$10	$16

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities: LNL, LLANY, LLACB, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2019	2018
U.S. capital and surplus	$8,425	$8,330

	For the Years Ended December 31,
	2019	2018	2017
U.S. net gain (loss) from operations, after-tax	$379	$686	$1,312
U.S. net income (loss)	359	1,013	1,452
U.S. dividends to LNC holding company	600	910	954

Comparison of 2019 to 2018

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, unfavorable reserve strain on certain products, and integration costs incurred as part of the acquisition of Liberty Life. See Note 3 for information regarding the acquisition.

Comparison of 2018 to 2017

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, acquisition and integration costs incurred as part of the acquisition of Liberty Life and unfavorable reserve strain on certain products.

State Prescribed and Permitted Practices

The states of domicile for LNL and LLANY, Indiana and New York, respectively, have adopted certain prescribed accounting practices that differ from those found in NAIC SAP. These prescribed practices are the use of continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2019 and 2018. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2019. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance treaties with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2019. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2019	2018
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$24	$36
Conservative valuation rate on certain annuities	(49)	(55)
Vermont Subsidiaries Permitted Practices (1)
Lesser of LOC and XXX additional reserve as surplus	1,947	1,959
LLC notes and variable value surplus notes	1,648	1,634
Excess of loss reinsurance treaties	419	330

(1)These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48 or are compliant under AG48 requirements.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2019, the Company’s RBC ratio was in excess of four times the aforementioned company action level.

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, LNL may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiaries, LLANY, a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled company, are bound by similar restrictions, under the laws of New York and New Hampshire, respectively. Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect that we could pay dividends to LNC of approximately $815 million in 2020 without prior approval from the Commissioner of Insurance.

All payments of principal and interest on surplus notes must be approved by the respective Commissioner of Insurance.

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$103,773	$103,773	$92,787	$92,787
Trading securities	4,602	4,602	1,869	1,869
Equity securities	103	103	99	99
Mortgage loans on real estate	16,244	16,774	13,190	13,020
Derivative investments (1)	1,911	1,911	1,081	1,081
Other investments	2,554	2,554	1,951	1,951
Cash and invested cash	1,879	1,879	1,848	1,848
Reinsurance related embedded derivatives	-	-	188	188
Other assets:
GLB direct embedded derivatives	450	450	123	123
GLB ceded embedded derivatives	60	60	72	72
Indexed annuity ceded embedded derivatives	927	927	902	902
Separate account assets	153,571	153,571	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,585)	(2,585)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,900)	(1,900)	(542)	(542)
Account values of certain investment contracts	(38,606)	(46,781)	(34,500)	(36,321)
Short-term debt	(609)	(609)	(288)	(288)
Long-term debt	(2,414)	(2,714)	(2,401)	(2,519)
Reinsurance related embedded derivatives	(375)	(375)	-	-
Other liabilities:
Derivative liabilities (1)	(238)	(238)	(226)	(226)
GLB ceded embedded derivatives	(510)	(510)	(196)	(196)
Benefit Plans’ Assets (2)	118	118	115	115

(1)We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

(2)Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2019 and 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$80,801	$6,978	$87,779
U.S. government bonds	391	7	5	403
State and municipal bonds	-	5,685	-	5,685
Foreign government bonds	-	298	90	388
RMBS	-	2,997	11	3,008
CMBS	-	1,082	1	1,083
ABS	-	4,615	268	4,883
Hybrid and redeemable preferred securities	77	389	78	544
Trading securities	50	3,886	666	4,602
Equity securities	25	48	30	103
Derivative investments (1)	-	1,089	1,735	2,824
Cash and invested cash	-	1,879	-	1,879
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	-	-	60	60
Indexed annuity ceded embedded derivatives	-	-	927	927
Separate account assets	644	152,916	-	153,560
Total assets	$1,187	$255,692	$11,299	$268,178

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,585)	$(2,585)
Reinsurance related embedded derivatives	-	(375)	-	(375)
Other liabilities:
Derivative liabilities (1)	-	(284)	(867)	(1,151)
GLB ceded embedded derivatives	-	-	(510)	(510)
Total liabilities	$-	$(659)	$(3,962)	$(4,621)

Benefit Plans’ Assets	$-	$118	$-	$118

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

	For the Year Ended December 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$3	$177	$1,195	$(49)	$6,978
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	109	-	6	(25)	-	90
RMBS	7	-	-	21	(17)	11
CMBS	2	1	-	5	(7)	1
ABS	134	-	1	619	(486)	268
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	17	-	850	(268)	666
Equity securities	25	(12)	-	17	-	30
Derivative investments	533	9	164	162	-	868
Other assets: (6)
GLB direct embedded derivatives	123	327	-	-	-	450
GLB ceded embedded derivatives	72	(12)	-	-	-	60
Indexed annuity ceded embedded derivatives	902	158	-	(133)	-	927
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(900)	-	(380)	-	(2,585)
Other liabilities – GLB ceded embedded
derivatives (6)	(196)	(314)	-	-	-	(510)
Total, net	$6,200	$(723)	$351	$2,331	$(822)	$7,337

	For the Year Ended December 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$10	$(198)	$542	$(52)	$5,652
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(1)	-	-	109
RMBS	12	-	-	7	(12)	7
CMBS	6	-	-	35	(39)	2
ABS	117	-	-	223	(206)	134
Hybrid and redeemable
preferred securities	76	-	(1)	-	-	75
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(5)	-	30	(7)	67
Equity securities	-	(1)	-	-	26	25
Derivative investments	30	168	(74)	409	-	533
Other assets: (6)
GLB direct embedded derivatives	903	(780)	-	-	-	123
GLB ceded embedded derivatives	51	21	-	-	-	72
Indexed annuity ceded embedded derivatives	11	(117)	-	1,008	-	902
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	198	-	(85)	-	(1,305)
Other liabilities – GLB ceded embedded
derivatives (6)	(954)	758	-	-	-	(196)
Total, net	$4,509	$252	$(274)	$2,164	$(451)	$6,200

	For the Year Ended December 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$4,809	$17	$199	$(45)	$370	$5,350
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	19	(10)	12
CMBS	7	-	1	54	(56)	6
ABS	101	-	-	124	(108)	117
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	14	-	(14)	76
Equity AFS securities	177	1	(3)	(13)	(1)	161
Trading securities	65	3	8	(26)	(1)	49
Derivative investments	(93)	(27)	127	23	-	30
Other assets: (6)
GLB direct embedded derivatives	-	903	-	-	-	903
GLB ceded embedded derivatives	371	(320)	-	-	-	51
Indexed annuity ceded embedded derivatives	-	-	-	11	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(400)	-	121	-	(1,418)
Other liabilities: (6)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(954)	-	-	-	(954)
Total, net	$4,117	$(407)	$345	$268	$186	$4,509

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).

(2)Issuances, sales, maturities, settlements, calls, net, includes financial instruments acquired in the Liberty Life transaction as follows: corporate bonds of $67 million and ABS of $17 million.

(3)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior years.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,502	$(45)	$(78)	$(154)	$(30)	$1,195
Foreign government bonds	-	-	(25)	-	-	(25)
RMBS	21	-	-	-	-	21
CMBS	7	-	-	(2)	-	5
ABS	646	(8)	-	(19)	-	619
Trading securities	872	-	-	(22)	-	850
Equity securities	50	(33)	-	-	-	17
Derivative investments	555	(61)	(332)	-	-	162
Other assets – indexed annuity ceded
embedded derivatives	56	-	-	(189)	-	(133)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(591)	-	-	211	-	(380)
Total, net	$3,118	$(147)	$(435)	$(175)	$(30)	$2,331

	For the Year Ended December 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,068	$(171)	$(3)	$(275)	$(77)	$542
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(4)	-	35
ABS	240	(17)	-	-	-	223
Trading securities	54	(24)	-	-	-	30
Equity securities	1	(1)	-	-	-	-
Derivative investments	365	465	(421)	-	-	409
Other assets – indexed annuity ceded
embedded derivatives	1,030	-	-	(22)	-	1,008
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	199	-	(85)
Total, net	$2,520	$247	$(424)	$(102)	$(77)	$2,164

	For the Year Ended December 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$850	$(448)	$(98)	$(205)	$(144)	$(45)
RMBS	19	-	-	-	-	19
CMBS	55	-	-	(1)	-	54
ABS	124	-	-	-	-	124
Equity AFS securities	18	(31)	-	-	-	(13)
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	197	233	(407)	-	-	23
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(71)	-	-	192	-	121
Total, net	$1,205	$(273)	$(505)	$(15)	$(144)	$268

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Derivative investments	$168	$90	$(266)
Embedded derivatives:
Indexed annuity and IUL contracts	(97)	(38)	(14)
Other assets – GLB direct and ceded	1,015	(75)	1,904
Other liabilities – GLB direct and ceded	(1,015)	75	(1,904)
Total, net (1)	$71	$52	$(280)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2019
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(222)	$(49)
U.S. government bonds	5	-	5
RMBS	-	(17)	(17)
CMBS	-	(7)	(7)
ABS	9	(495)	(486)
Trading securities	5	(273)	(268)
Total, net	$192	$(1,014)	$(822)

	For the Year Ended December 31, 2018
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$78	$(130)	$(52)
RMBS	-	(12)	(12)
CMBS	1	(40)	(39)
ABS	-	(206)	(206)
Equity AFS securities	-	(161)	(161)
Trading securities	-	(7)	(7)
Equity securities	26	-	26
Total, net	$105	$(556)	$(451)

	For the Year Ended December 31, 2017
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$458	$(88)	$370
U.S. government bonds	5	-	5
RMBS	-	(10)	(10)
CMBS	3	(59)	(56)
ABS	44	(152)	(108)
State and municipal bonds	2	(1)	1
Hybrid and redeemable preferred securities	-	(14)	(14)
Equity AFS securities	-	(1)	(1)
Trading securities	4	(5)	(1)
Total, net	$516	$(330)	$186

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2019, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,996	Discounted cash flow	Liquidity/duration adjustment (1)	0.1%	-	6.4%
Foreign government bonds	52	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	2.5%
ABS	22	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.4%	-	1.4%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB direct and ceded
embedded derivatives	510	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

Indexed annuity ceded
embedded derivatives	927	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(2,585)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(510)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

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

The Group Protection segment offers group non-medical insurance products, including short and long-term disability, absence management services, term life, dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.

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

▪Changes in the fair value of the embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

▪Changes in the fair value of equity securities;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Operating revenues:
Annuities	$4,240	$4,025	$4,034
Retirement Plan Services	1,186	1,164	1,152
Life Insurance	6,999	6,489	6,128
Group Protection	4,587	3,756	2,200
Other Operations	199	209	263
Excluded realized gain (loss), pre-tax	(1,019)	(285)	(630)
Amortization of deferred gain arising from reserve changes
on business sold through reinsurance, pre-tax	-	-	1
Total revenues	$16,192	$15,358	$13,148

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$987	$1,122	$1,072
Retirement Plan Services	162	160	142
Life Insurance	267	530	522
Group Protection	237	186	103
Other Operations	(148)	(130)	(30)
Excluded realized gain (loss), after-tax	(804)	(225)	(409)
Gain (loss) on early extinguishment of debt, after-tax	-	-	(3)
Net impact from the Tax Cuts and Jobs Act	16	(3)	1,526
Impairment of intangibles, after-tax	-	-	(905)
Acquisition and integration costs related to mergers and acquisitions, after-tax	(103)	(67)	-
Net income (loss)	$614	$1,573	$2,018

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Annuities	$1,070	$947	$982
Retirement Plan Services	917	892	893
Life Insurance	2,494	2,546	2,496
Group Protection	306	259	167
Other Operations	175	200	222
Total net investment income	$4,962	$4,844	$4,760

	For the Years Ended December 31,
	2019	2018	2017
Amortization of DAC and VOBA, Net of Interest
Annuities	$427	$347	$402
Retirement Plan Services	25	27	26
Life Insurance	757	701	455
Group Protection	111	92	79
Total amortization of DAC and VOBA, net of interest	$1,320	$1,167	$962

	For the Years Ended December 31,
	2019	2018	2017
Federal Income Tax Expense (Benefit)
Annuities	$148	$187	$198
Retirement Plan Services	21	28	50
Life Insurance	50	116	236
Group Protection	63	50	55
Other Operations	(61)	(48)	(78)
Excluded realized gain (loss)	(215)	(61)	(220)
Gain (loss) on early extinguishment of debt	-	-	(2)
Net impact from the Tax Cuts and Jobs Act	(16)	3	(1,526)
Acquisition and integration costs related to
mergers and acquisitions	(27)	(18)	-
Total federal income tax expense (benefit)	$(37)	$257	$(1,287)

	As of December 31,
	2019	2018
Assets
Annuities	$166,639	$145,462
Retirement Plan Services	40,190	35,742
Life Insurance	93,327	82,153
Group Protection	9,468	8,495
Other Operations	26,392	27,293
Total assets	$336,016	$299,145

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest paid	$152	$154	$123
Income taxes paid (received)	245	192	215
Significant non-cash investing and financing transactions:
Reduction of other assets in connection with
the expiration of an affiliate repurchase agreement	(150)	-	-
Acquisition of note receivable from affiliate	392	31	74
Investments received in financing transactions	-	263	-
Exchange of surplus note for promissory note with affiliate:
Carrying value of asset	40	58	109
Carrying value of liability	(40)	(58)	(109)
Net asset (liability) from exchange	$-	$-	$-

23. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Total revenues	$3,764	$3,928	$4,227	$4,273
Total expenses	3,646	3,686	4,526	3,757
Net income (loss)	133	222	(201)	460

2018
Total revenues	$3,404	$3,852	$4,039	$4,063
Total expenses	2,921	3,357	3,619	3,631
Net income (loss)	407	420	378	368

24. Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Balance Sheets:

	As of December 31,
	2019	2018
Assets with affiliates:
Inter-company notes	$1,557	$1,512	Fixed maturity AFS securities
Ceded reinsurance contracts	(115)	(188)	Deferred acquisition costs and value of
			business acquired
Accrued inter-company interest receivable	6	11	Accrued investment income
Ceded reinsurance contracts	2,473	2,574	Reinsurance recoverables
Ceded reinsurance contracts	-	191	Reinsurance related embedded derivatives
Ceded reinsurance contracts	228	235	Other assets
Cash management agreement	1,227	112	Other assets
Service agreement receivable	6	5	Other assets

Liabilities with affiliates:
Assumed reinsurance contracts	26	29	Future contract benefits
Assumed reinsurance contracts	390	400	Other contract holder funds
Ceded reinsurance contracts	(38)	(46)	Other contract holder funds
Inter-company short-term debt	609	288	Short-term debt
Inter-company long-term debt	2,414	2,401	Long-term debt
Ceded reinsurance contracts	46	-	Reinsurance related embedded derivatives
Ceded reinsurance contracts	3,757	3,120	Funds withheld reinsurance liabilities
Ceded reinsurance contracts	497	325	Other liabilities
Accrued inter-company interest payable	5	13	Other liabilities
Service agreement payable	22	56	Other liabilities

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2019		2018	2017
Revenues with affiliates:
Premiums received on assumed (paid on ceded)	$
reinsurance contracts		(407)	$(404)	$(393)	Insurance premiums
Fees for management of general account		(133)	(106)	(100)	Net investment income
Net investment income on ceded funds withheld treaties		(139)	(123)	(84)	Net investment income
Net investment income on inter-company notes		53	49	42	Net investment income
Realized gains (losses) on ceded reinsurance contracts:
GLB reserves embedded derivatives		(305)	709	(1,055)	Realized gain (loss)
Other gains (losses)		(301)	237	(150)	Realized gain (loss)
Reinsurance related settlements		472	(1,189)	951	Realized gain (loss)
Amortization of deferred gain (loss) on reinsurance
contracts		(4)	(5)	(5)	Amortization of deferred gain
					on business sold through
					reinsurance
Benefits and expenses with affiliates:
Interest credited on assumed reinsurance contracts		60	57	67	Interest credited
Reinsurance (recoveries) benefits on ceded reinsurance		(254)	(610)	(299)	Benefits
Ceded reinsurance contracts		(19)	(8)	(12)	Commissions and other
					expenses
Service agreement payments		15	3	3	Commissions and other
					expenses
Interest expense on inter-company debt		130	126	120	Interest and debt expense

Inter-Company Notes

LNC issues inter-company notes to us for a predetermined face value to be repaid by LNC at a predetermined maturity with a specified interest rate.

Cash Management Agreement

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNC can lend to or borrow from us to meet short-term borrowing needs. The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. The borrowing and lending limit is currently 3% of our admitted assets as of December 31, 2019.

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

Substantially all reinsurance ceded to affiliated companies is with unauthorized companies. To take reserve credit for such reinsurance, we hold assets from the reinsurer, including funds held under reinsurance treaties, and are the beneficiary of LOCs aggregating to $115 million and $1.2 billion as of December 31, 2019 and 2018, respectively. The LOCs are obtained by the affiliate reinsurer and issued by banks in order for the Company to recognize the reserve credit.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 62 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The table below reflects the total fees by category of work (in millions) that Ernst & Young received for professional services rendered:

	For the Years Ended December 31,
	2019		2018
		% of		% of
	Expense	Total Fees	Expense	Total Fees
Audit fees (1)	$11.7	85%	$11.3	89%
Audit-related fees (2)	2.0	15%	1.4	11%
Tax fees (3)	-	0%	-	0%
All other fees	-	0%	-	0%
Total fees	$13.7	100%	$12.7	100%

(1)Fees for audit services include fees and expenses associated with the annual audit, the reviews of our interim financial statements included in quarterly reports on Form 10-Q, accounting consultations directly associated with the audit, and services normally provided in connection with statutory and regulatory filings.

(2)Audit-related services principally include employee benefit plan audits, service auditor reports on internal controls, due diligence procedures in connection with acquisitions and dispositions, reviews of registration statements and prospectuses, and accounting consultations not directly associated with the audit or quarterly reviews.

(3)Fees for tax services including tax filing and advisory services.

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

(a) (1) Financial Statements

The following Consolidated Financial Statements of The Lincoln National Life Insurance Company are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 145, which is incorporated herein by reference.

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

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Lincoln National Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 13, 2020	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2019
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$355	$403	$403
Foreign government bonds	326	388	388
State and municipal bonds	4,605	5,685	5,685
Public utilities	13,066	14,842	14,842
All other corporate bonds	65,809	72,937	72,937
Mortgage-backed and asset-backed securities	8,661	8,974	8,974
Hybrid and redeemable preferred securities	485	544	544
Total fixed maturity available-for-sale securities	93,307	103,773	103,773

Equity Securities
Common stocks:
Public utilities	5	4	4
Banks, trusts and insurance companies	35	35	35
Industrial, miscellaneous and all other	35	26	26
Non-redeemable preferred securities	48	38	38
Total equity securities	123	103	103

Trading securities	4,268	4,602	4,602
Mortgage loans on real estate	16,244	16,774	16,244
Real estate	11	N/A	11
Policy loans	2,460	N/A	2,460
Derivative investments (2)	755	1,911	1,911
Other investments	2,554	2,554	2,554
Total investments	$119,722		$131,658

(1)Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

(2)Derivative investment assets were offset by $238 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums (2)

	As of or For the Year Ended December 31, 2019
Annuities	$3,973	$3,861	$-	$29,518	$502
Retirement Plan Services	181	9	-	20,553	-
Life Insurance	3,382	15,714	-	39,320	661
Group Protection	209	5,601	-	194	4,113
Other Operations	-	10,532	-	7,837	1
Total	$7,745	$35,717	$-	$97,422	$5,277

	As of or For the Year Ended December 31, 2018
Annuities	$3,915	$3,508	$-	$23,525	$390
Retirement Plan Services	247	8	-	19,761	-
Life Insurance	5,936	12,553	-	40,305	589
Group Protection	210	5,396	-	197	3,383
Other Operations	-	12,419	-	6,785	-
Total	$10,308	$33,884	$-	$90,573	$4,362

	As of or For the Year Ended December 31, 2017
Annuities	$3,806	$1,942	$-	$21,739	$475
Retirement Plan Services	197	4	-	18,719	-
Life Insurance	4,225	12,023	-	38,705	546
Group Protection	180	2,262	-	161	1,998
Other Operations	-	5,832	-	157	(1)
Total	$8,408	$22,063	$-	$79,481	$3,018

(1)Unearned premiums are included in Column C, future contract benefits.

(2)Includes amounts ceded to LNBAR.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2019
Annuities	$1,070	$1,327	$427	$1,351	$-
Retirement Plan Services	917	587	25	392	-
Life Insurance	2,494	5,231	757	694	-
Group Protection	306	3,041	111	1,134	-
Other Operations	175	153	-	385	-
Total	$4,962	$10,339	$1,320	$3,956	$-

	As of or For the Year Ended December 31, 2018
Annuities	$947	$1,053	$347	$1,316	$-
Retirement Plan Services	892	556	27	393	-
Life Insurance	2,546	4,509	701	633	-
Group Protection	259	2,460	92	968	-
Other Operations	200	155	-	319	-
Total	$4,844	$8,733	$1,167	$3,629	$-

	As of or For the Year Ended December 31, 2017
Annuities	$982	$1,077	$402	$1,285	$-
Retirement Plan Services	893	539	26	395	-
Life Insurance	2,496	4,242	455	678	-
Group Protection	167	1,352	79	611	-
Other Operations	222	166	-	205	-
Total	$4,760	$7,376	$962	$3,174	$-

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2019
Individual life insurance in force (1)	$1,477,684	$591,829	$11,009	$896,864	1.2%
Premiums:
Life insurance and annuities (2)	10,572	1,877	88	8,783	1.0%
Accident and health insurance	2,774	43	9	2,740	0.3%
Total premiums	$13,347	$1,920	$97	$11,524

	As of or For the Year Ended December 31, 2018
Individual life insurance in force (1)	$1,366,563	$627,868	$12,295	$750,990	1.6%
Premiums:
Life insurance and annuities (2)	9,583	1,841	88	7,830	1.1%
Accident and health insurance	2,299	42	8	2,265	0.4%
Total premiums	$11,882	$1,883	$96	$10,095

	As of or For the Year Ended December 31, 2017
Individual life insurance in force (1)	$1,014,841	$240,034	$13,476	$788,283	1.7%
Premiums:
Life insurance and annuities (2)	8,783	1,786	90	7,087	1.3%
Accident and health insurance	1,320	31	11	1,300	0.8%
Total premiums	$10,103	$1,817	$101	$8,387

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.