Form 10-Q
period 2020-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2020-05-12
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to____________.

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

As of May 11, 2020, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $95,183; 2019 – $93,307; allowance for credit losses: 2020 – $18; 2019 – $0)	$101,277	$103,773
Trading securities	3,959	4,602
Equity securities	83	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $765; 2019 – $0)	16,690	16,244
Policy loans	2,554	2,460
Derivative investments	4,417	1,911
Other investments	3,220	2,565
Total investments	132,200	131,658
Cash and invested cash	5,266	1,879
Deferred acquisition costs and value of business acquired	9,239	7,745
Premiums and fees receivable	562	464
Accrued investment income	1,152	1,109
Reinsurance recoverables, net of allowance for credit losses	19,511	19,164
Reinsurance related embedded derivatives	254	-
Funds withheld reinsurance assets	535	542
Goodwill	1,778	1,778
Other assets	23,872	18,106
Separate account assets	130,617	153,571
Total assets	$324,986	$336,016

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$36,411	$35,717
Other contract holder funds	98,928	97,422
Short-term debt	620	609
Long-term debt	2,397	2,414
Reinsurance related embedded derivatives	-	375
Funds withheld reinsurance liabilities	10,148	5,566
Payables for collateral on investments	8,435	5,077
Other liabilities	17,433	13,680
Separate account liabilities	130,617	153,571
Total liabilities	304,989	314,431

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,791	11,312
Retained earnings	4,433	4,437
Accumulated other comprehensive income (loss)	3,773	5,836
Total stockholder’s equity	19,997	21,585
Total liabilities and stockholder’s equity	$324,986	$336,016

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2020	2019
Revenues
Insurance premiums	$1,318	$1,378
Fee income	1,478	1,413
Net investment income	1,318	1,191
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(21)
Portion of loss recognized in other comprehensive income	-	13
Net other-than-temporary impairment losses on securities recognized in earnings	-	(8)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(2)	(343)
Total realized gain (loss)	(2)	(351)
Amortization of deferred gain on business sold through reinsurance	9	7
Other revenues	120	126
Total revenues	4,241	3,764
Expenses
Interest credited	719	671
Benefits	1,822	1,798
Commissions and other expenses	1,053	1,124
Interest and debt expense	34	38
Strategic digitization expense	12	15
Total expenses	3,640	3,646
Income (loss) before taxes	601	118
Federal income tax expense (benefit)	99	(15)
Net income (loss)	502	133
Other comprehensive income (loss), net of tax	(2,063)	1,995
Comprehensive income (loss)	$(1,561)	$2,128

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2020	2019
Common Stock
Balance as of beginning-of-year	$11,312	$11,237
Capital contributions from Lincoln National Corporation	475	-
Stock compensation/issued for benefit plans	4	3
Balance as of end-of-period	11,791	11,240

Retained Earnings
Balance as of beginning-of-year	4,437	4,423
Cumulative effect from adoption of new accounting standards	(201)	-
Net income (loss)	502	133
Dividends paid to Lincoln National Corporation	(305)	(200)
Balance as of end-of-period	4,433	4,356

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	5,836	659
Other comprehensive income (loss), net of tax	(2,063)	1,995
Balance as of end-of-period	3,773	2,654
Total stockholder’s equity as of end-of-period	$19,997	$18,250

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$502	$133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	2	351
Trading securities purchases, sales and maturities, net	226	(1,210)
Amortization of deferred gain on business sold through reinsurance	(9)	(7)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(172)	(78)
Premiums and fees receivable	(98)	(38)
Accrued investment income	(43)	(54)
Future contract benefits and other contract holder funds	316	(397)
Reinsurance related assets and liabilities	364	(330)
Accrued expenses	(285)	(71)
Federal income tax accruals	99	(15)
Cash management agreement	(1,870)	(12)
Other	51	91
Net cash provided by (used in) operating activities	(917)	(1,637)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,513)	(4,353)
Sales of available-for-sale securities and equity securities	380	2,371
Maturities of available-for-sale securities	1,267	1,427
Purchases of alternative investments	(79)	(174)
Sales and repayments of alternative investments	55	32
Issuance of mortgage loans on real estate	(829)	(1,099)
Repayment and maturities of mortgage loans on real estate	224	240
Issuance (repayment) of policy loans, net	(94)	10
Net change in collateral on investments, derivatives and related settlements	4,221	567
Other	(59)	(64)
Net cash provided by (used in) investing activities	1,573	(1,043)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	475	-
Payment of long-term debt, including current maturities	(30)	-
Issuance of long-term debt, net of issuance costs	30	-
Issuance (payment) of short-term debt	11	398
Deposits of fixed account values, including the fixed portion of variable	3,911	4,037
Withdrawals of fixed account values, including the fixed portion of variable	(1,671)	(1,559)
Transfers to and from separate accounts, net	323	(507)
Common stock issued for benefit plans	(13)	(17)
Dividends paid to Lincoln National Corporation	(305)	(200)
Net cash provided by (used in) financing activities	2,731	2,152
Net increase (decrease) in cash, invested cash and restricted cash	3,387	(528)
Cash, invested cash and restricted cash as of beginning-of-year	1,879	1,848
Cash, invested cash and restricted cash as of end-of-period	$5,266	$1,320

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston. We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 14 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (‘‘2019 Form 10-K’’), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2019 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments and related amendments

These amendments adopt a new model in Accounting Standards CodificationTM (“ASC”) Topic 326 to measure and recognize credit losses for most financial assets. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses. Changes in the allowance are charged to earnings. The measurement of expected credit losses is based on relevant information about past events, including historical experience, as well as current economic conditions and reasonable and supportable forecasts that affect the collectability of the financial asset. The method used to measure estimated credit losses for fixed maturity available-for-sale (“AFS”) securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. The amendments permit entities to recognize improvements in credit loss estimates on fixed maturity AFS securities by reducing the allowance account immediately through earnings. The amendments are adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

The adoption of this standard and related amendments resulted in the recognition of a cumulative effect decrease of $216 million, net of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”) and changes in other contract holder funds, after-tax, to retained earnings. The overall adjustment recorded our allowance for credit losses (“ACL”) as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables. Upon adoption of the standard, the concept of other-than-temporary impairment (“OTTI”) no longer exists; however, our prior period presentation herein is reflective of OTTI recorded in those periods.

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

January 1, 2020

Our adoption of ASU 2016-13 and related amendments is discussed above. The adoption of the remainder of this guidance did not have a material impact on our consolidated financial condition and results of operations.

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

January 1, 2020

We recognized a cumulative effect increase to retained earnings of $15 million, after-tax, by electing the fair value option for certain mortgage loans in connection with our adoption of ASC Topic 326.

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
ASU 2020-04, Reference Rate Reform (Topic 848)

The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Early adoption was permitted at the time of issuance.

		Not yet determined	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Unconsolidated Variable Interest Entities

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by variable interest entities (“VIEs”) for which we are not the manager. These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 4.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion as of March 31, 2020, and December 31, 2019. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $11 million and $13 million as of March 31, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, ACL and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of March 31, 2020
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	ACL	Value
Fixed maturity AFS securities:
Corporate bonds	$80,196	$6,706	$1,919	$18	$84,965
U.S. government bonds	352	94	-	-	446
State and municipal bonds	4,622	1,095	13	-	5,704
Foreign government bonds	325	63	3	-	385
RMBS	2,794	258	19	-	3,033
CMBS	1,089	39	9	-	1,119
ABS	5,252	59	231	-	5,080
Hybrid and redeemable preferred securities	553	50	58	-	545
Total fixed maturity AFS securities	$95,183	$8,364	$2,252	$18	$101,277

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,875	$9,071	$172	$(5)	$87,779
U.S. government bonds	355	48	-	-	403
State and municipal bonds	4,605	1,087	7	-	5,685
Foreign government bonds	326	62	-	-	388
RMBS	2,820	179	9	(18)	3,008
CMBS	1,038	45	1	(1)	1,083
ABS	4,803	62	17	(35)	4,883
Hybrid and redeemable preferred securities	485	79	20	-	544
Total fixed maturity AFS securities	$93,307	$10,633	$226	$(59)	$103,773

(1)Prior to the adoption of ASU 2016-13, we recognized the OTTI attributed to noncredit factors as a separate component in other comprehensive income (loss) (“OCI”) referred to as unrealized OTTI on fixed maturity AFS securities. This includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,921	$2,893
Due after one year through five years	14,713	14,744
Due after five years through ten years	17,662	18,132
Due after ten years	50,752	56,276
Subtotal	86,048	92,045
Structured securities (RMBS, CMBS, ABS)	9,135	9,232
Total fixed maturity AFS securities	$95,183	$101,277

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$20,927	$1,677	$814	$242	$21,741	$1,919
State and municipal bonds	340	13	-	-	340	13
Foreign government bonds	27	3	-	-	27	3
RMBS	338	18	5	1	343	19
CMBS	250	9	2	-	252	9
ABS	4,159	196	252	35	4,411	231
Hybrid and redeemable
preferred securities	174	22	78	36	252	58
Total fixed maturity AFS securities	$26,215	$1,938	$1,151	$314	$27,366	$2,252

Total number of fixed maturity AFS securities in an unrealized loss position						2,670

(1)We recognized $20 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$1,483	$775	174
Twelve months or greater	50	59	23
Total	$1,533	$834	197

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

Our gross unrealized losses on fixed maturity AFS securities increased by $2.0 billion for the three months ended March 31, 2020. As discussed further below, we believe the unrealized loss position as of March 31, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

The disruption in the financial markets related to the coronavirus, or COVID-19, pandemic in the first quarter of 2020 caused credit spreads to widen since December 31, 2019, resulting in an increase in our gross unrealized losses.

As of March 31, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Evaluation for Credit Loss Impairment

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit loss.

For our fixed maturity AFS securities, we generally consider the following to determine whether our debt securities with unrealized losses are credit impaired:

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and an allowance for credit losses is recorded, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in OCI to unrealized losses on fixed maturity AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a non-credit impairment.

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

Calculation of Credit Impairment

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

•The extent to which the fair value has been less than amortized cost;

•Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•Failure, if any, of the issuer of the security to make scheduled payments; and

•Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of a credit loss impairment through an ACL, we continue to reassess the expected cash flows of the fixed maturity AFS security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the ACL when management believes the uncollectibility of a fixed maturity AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on fixed maturity AFS securities is written off when deemed uncollectible.

Determination of Credit Losses on Corporate Bonds

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.1 billion, respectively, and a fair value of $3.3 billion and $3.1 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

Each quarter, we review the cash flows for the MBS portfolio, including current credit enhancements and trends in the underlying collateral performance, to determine whether or not they are sufficient to provide for the recovery of our amortized cost. To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;

•Level of borrower creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security requires an ACL. The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods. We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Second lien loans are assigned 100% severity, if defaulted. For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for a credit loss by comparing the expected cash flows to amortized cost. To the extent that the security has already been impaired through a recognized ACL or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no ACL is required. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then an impairment through an ACL is recognized.

We further monitor the cash flows of all of our fixed maturity AFS securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our fixed maturity AFS securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment through an ACL for the security.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions) for the three months ended March 31, 2020, aggregated by investment category, were as follows:

	Corporate
	Bonds	RMBS	ABS	Other	Total
Balance as of beginning-of-year	$-	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	18	-	-	-	18
Additions from purchases of PCD debt securities (1)	-	-	-	-	-
Balance as of end-of-period (2)	$18	$-	$-	$-	$18

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of March 31, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

For the
Three
Months
Ended
March 31,
2019
Balance as of beginning-of-year	$337
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	6
Credit losses on securities for which an
OTTI was previously recognized	2
Decreases attributable to:
Securities sold, paid down or matured	(5)
Balance as of end-of-period	$340

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowances for credit losses. We carry certain commercial mortgage loans at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are likewise credited to the allowance for credit losses. Accrued interest on mortgage loans is written off when deemed uncollectible.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,066	$707	$16,773	$15,525	$659	$16,184
30 to 59 days past due	-	16	16	3	27	30
60 to 89 days past due	-	4	4	-	10	10
90 or more days past due	-	23	23	-	16	16
Allowance for credit losses	(125)	(35)	(160)	-	(2)	(2)
Unamortized premium (discount)	(16)	24	8	-	-	-
Mark-to-market gains (losses) (1)	26	-	26	(17)	23	6
Total carrying value	$15,951	$739	$16,690	$15,511	$733	$16,244

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of March 31, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of March 31, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of March 31, 2020, and December 31, 2019, and Florida, which accounted for 18% and 20% of residential mortgage loans on real estate as of March 31, 2020, and December 31, 2019, respectively.

As of March 31, 2020, and December 31, 2019, we had 44 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

Evaluation for Credit Losses on Mortgage Loans on Real Estate

In connection with our recognition of an allowance for credit losses for mortgage loans on real estate, we perform a quantitative analysis using a probability of default/loss given default/exposure at default approach to estimate expected credit losses in our mortgage loan portfolio as well as unfunded commitments related to commercial mortgage loans, exclusive of certain mortgage loans held at fair value. Our model estimates expected credit losses over the contractual terms of the loans, which are the periods over which we are exposed to credit risk, adjusted for expected prepayments. Credit loss estimates are segmented by commercial mortgage loans, residential mortgage loans, and unfunded commitments related to commercial mortgage loans.

The allowance for credit losses for pooled loans of similar risk (i.e., commercial and residential mortgage loans) is estimated using relevant historical credit loss information adjusted for current conditions and reasonable and supportable forecasts of future conditions. Historical credit loss experience provides the basis for the estimation of expected credit losses with adjustments for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term lengths as well as adjustments for changes in environmental conditions, such as unemployment rates, property values, or other factors that management deems relevant. We apply probability weights to the positive, base and adverse scenarios we use. For periods beyond our reasonable and supportable forecast, we use implicit mean reversion over the remaining life of the recoverable, meaning our model will inherently revert to the baseline scenario as the baseline is representative of the historical average over a longer period of time.

Allowances for credit losses are maintained at a level we believe is adequate to absorb current expected lifetime credit losses. Our periodic evaluation of the adequacy of the allowances for credit losses is based on historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, reasonable and supportable forecasts about the future and other relevant factors.

Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, a specific allowance for credit losses is established for the excess carrying value of the loan over its estimated value. The loan’s estimated value is based on: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.

Mortgage loans on real estate are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Determination of Credit Losses on Commercial Mortgage Loans on Real Estate

Our commercial loan portfolio is primarily comprised of long-term loans secured by existing commercial real estate. We believe all of the commercial loans in our portfolio share three primary risks: borrower credit worthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods of monitoring and assessing credit risk are consistent for our entire portfolio.

For our commercial mortgage loan portfolio, trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks. We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles. Where warranted, we establish or increase an allowance for credit losses for a specific loan based upon this analysis.

We measure and assess the credit quality of our commercial mortgage loans by using loan-to-value and debt-service coverage ratios. The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value. Therefore, all else being equal, a lower loan-to-value ratio generally indicates a higher quality loan. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan. These credit quality metrics are monitored and reviewed at least annually.

For our commercial mortgage loans, there were two specifically identified impaired loans with an aggregate carrying value of less than $1 million as of March 31, 2020. There was one specifically identified impaired loan with a carrying value of less than $1 million as of December 31, 2019.

Most of our off-balance sheet commitments relate to commercial mortgage loans. As such, the estimate is developed based on the commercial mortgage loan process outlined above, along with an internally developed conversion factor.

Determination of Credit Losses on Residential Mortgage Loans on Real Estate

Our residential loan portfolio is primarily comprised of first lien mortgages secured by existing residential real estate. Residential mortgage loans are primarily smaller-balance homogenous loans that share similar risk characteristics. Therefore, these pools of loans are collectively evaluated for inherent credit losses. Such evaluations consider numerous factors, including, but not limited to borrower credit scores, collateral values, loss forecasts, geographic location, delinquency rates and economic trends. These evaluations and assessments are revised as conditions change and new information becomes available, including updated forecasts, which can cause the allowances for credit losses to increase or decrease over time as such evaluations are revised. Generally, residential mortgage loan pools exclude loans that are nonperforming as those loans are evaluated individually using the evaluation framework for specific allowances for credit losses described above.

For residential mortgage loans, our primary credit quality indicator is whether the loan is performing or nonperforming. We generally define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status. There is generally a higher risk of experiencing credit losses when a residential mortgage loan is nonperforming. We monitor and update aging schedules and nonaccrual status on a monthly basis.

For our residential mortgage loans, there were 24 specifically identified impaired loans with an aggregate carrying value of $6 million as of March 31, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Average carrying value for impaired
mortgage loans on real estate	$3	$-
Interest income recognized on impaired
mortgage loans on real estate	-	-
Interest income collected on impaired
mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	ACL	Nonaccrual	ACL	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	24	-	17
Total	$-	$24	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,632	91.2%	2.39	$14,121	91.0%	2.35
65% to 74%	1,417	8.8%	1.85	1,389	9.0%	1.88
75% to 100%	1	0.0%	0.90	1	0.0%	1.09
Total	$16,050	100.0%		$15,511	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$645	3.56	$61	1.47	$-	-	$706
2019	2,920	2.28	492	1.78	-	-	3,412
2018	2,343	2.17	267	1.48	-	-	2,610
2017	1,790	2.34	202	2.67	-	-	1,992
2016	1,730	2.38	217	1.92	-	-	1,947
2015 and prior	5,204	2.44	178	1.71	1	0.90	5,383
Total	$14,632		$1,417		$1		$16,050

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$750	96.9%	$718	97.7%
Nonperforming	24	3.1%	17	2.3%
Total	$774	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator as of March 31, 2020, was as follows:

	Performing	Nonperforming	Total
Origination Year
2020	$73	$-	$73
2019	454	18	472
2018	223	6	229
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$750	$24	$774

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) for the three months ended March 31, 2020, were as follows:

	Commercial	Residential	Total
Balance as of beginning-of-year, prior to adoption of ASU 2016-13	$-	$2	$2
Impact of adopting ASU 2016-13	61	26	87
Additions from provision for credit loss expense (1)	64	7	71
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$125	$35	$160

(1)Due to changes in economic assumptions driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $71 million for the three months ended March 31, 2020.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of March 31, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three months ended March 31, 2019.

Alternative Investments

As of March 31, 2020, and December 31, 2019, alternative investments included investments in 259 and 256 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(18)	$(6)
RMBS	-	(1)
ABS	-	(1)
Gross credit loss expense recognized in net income (loss)	(18)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net credit loss expense recognized in net income (loss)	$(18)	$(8)

(1)For the three months ended March 31, 2020, we recognized credit loss expense incurred as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three months ended March 31, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended March 31, 2019, we recorded $13 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,944	$3,944	$1,383	$1,383
Securities pledged under securities lending agreements (2)	161	156	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,330	6,970	3,580	5,480
Total payables for collateral on investments	$8,435	$11,070	$5,077	$6,973

(1)We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash. See Note 5 for additional information.

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

(3)Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2020	2019
Collateral payable for derivative investments	$2,561	$79
Securities pledged under securities lending agreements	47	48
Securities pledged under repurchase agreements	-	(2)
Investments pledged for FHLBI	750	450
Total increase (decrease) in payables for collateral on investments	$3,358	$575

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$160	$-	$-	$-	$160
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$161	$-	$-	$-	$161

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million. As of March 31, 2020, we have re-pledged $25 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2020, our investment commitments were $1.6 billion, which included $1.0 billion of LPs, $352 million of private placement securities and $197 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $17.9 billion and $18.2 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.5 billion and $15.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Derivative Instruments

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchases of certain assets and anticipated issuances of fixed-rate securities.

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

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the Standard & Poor’s 500 Index (“S&P 500”) or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with guaranteed living benefits (“GLBs”) offered in our variable annuity products, including products with guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features. These GLB features are reinsured among various reinsurance counterparties on a coinsurance basis. We cede a portion of the GLB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned subsidiary of LNC, on a funds withheld coinsurance basis. The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risks. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off. However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

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

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance (“Modco”) and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,184	$334	$-	$1,174	$108	$12
Foreign currency contracts (1)	2,912	606	13	2,874	191	51
Total cash flow hedges	4,096	940	13	4,048	299	63
Fair value hedges:
Interest rate contracts (1)	539	-	329	546	-	202
Non-Qualifying Hedges
Interest rate contracts (1)	119,681	1,890	140	112,921	1,082	219
Foreign currency contracts (1)	166	11	-	262	1	3
Equity market contracts (1)	55,513	2,819	1,112	43,283	1,442	664
Credit contracts (1)	394	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	4,596	-	450	-
GLB ceded (2)	-	4,589	-	-	60	510
Reinsurance related (3)	-	254	-	-	-	375
Indexed annuity and IUL contracts (2) (4)	-	799	1,380	-	927	2,585
Total derivative instruments	$180,389	$11,302	$7,570	$161,115	$4,261	$4,621

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2020
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$15,089	$48,226	$24,802	$32,669	$618	$121,404
Foreign currency contracts (2)	146	370	1,013	1,507	42	3,078
Equity market contracts	30,822	14,042	4,343	12	6,294	55,513
Credit contracts	-	-	394	-	-	394
Total derivative instruments
with notional amounts	$46,057	$62,638	$30,552	$34,188	$6,954	$180,389

(1)As of March 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2, 2021.

(2)As of March 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment Included
	Amortized Cost of the		in the Amortized Cost of the
	Hedged Assets/(Liabilities)		Hedged Asset/(Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$890	$776	$328	$202

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	241	42
Foreign currency contracts	312	11
Change in foreign currency exchange rate adjustment	153	(14)
Change in DAC, VOBA, DSI and DFEL	(48)	4
Income tax benefit (expense)	(140)	(9)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Foreign currency contracts (1)	11	7
Foreign currency contracts (2)	1	1
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(3)
Income tax benefit (expense)	(2)	(1)
Balance as of end-of-year	$690	$148

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended
	March 31, 2020
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(2)	$1,318

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	127
Derivatives designated as hedging instruments	-	(127)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	11

Non-Qualifying Hedges
Interest rate contracts	2,150	-
Equity market contracts	1,070	-
Credit contracts	(4)	-
Embedded derivatives:
GLB	(7)	-
Reinsurance related	596	-
Indexed annuity and IUL contracts	1,028	-

	Gain (Loss) Recognized in Income
	For the Three Months Ended
	March 31, 2019
	Realized	Net
	Gain	Investment
	(Loss)	Income
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(351)	$1,191

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	24
Derivatives designated as hedging instruments	-	(24)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	7

Non-Qualifying Hedges
Interest rate contracts	357	-
Equity market contracts	(458)	-
Embedded derivatives:
GLB	1	-
Reinsurance related	(289)	-
Indexed annuity and IUL contracts	(239)	-

As of March 31, 2020, $51 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2025	(3)	(4)	BBB+	4	$(2)	$394

As of December 31, 2019
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Maximum potential payout	$394	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$394	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post $2 million of collateral as of March 31, 2020.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2020, or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$521	$-	$441	$(22)
A+	2,674	(46)	549	(168)
A	35	-	36	-
A-	712	-	355	-
BBB+	-	-	-	-
	$3,942	$(46)	$1,381	$(190)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,634	$5,642	$11,276
Gross amounts offset	(1,217)	-	(1,217)
Net amount of assets	4,417	5,642	10,059
Gross amounts not offset:
Cash collateral	(3,942)	-	(3,942)
Non-cash collateral	(151)	-	(151)
Net amount	$324	$5,642	$5,966

Financial Liabilities
Gross amount of recognized liabilities	$827	$5,976	$6,803
Gross amounts offset	(25)	-	(25)
Net amount of liabilities	802	5,976	6,778
Gross amounts not offset:
Cash collateral	(46)	-	(46)
Non-cash collateral	-	-	-
Net amount	$756	$5,976	$6,732

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,381)	-	(1,381)
Non-cash collateral	(242)	-	(242)
Net amount	$288	$1,437	$1,725

Financial Liabilities
Gross amount of recognized liabilities	$771	$3,470	$4,241
Gross amounts offset	(15)	-	(15)
Net amount of liabilities	756	3,470	4,226
Gross amounts not offset:
Cash collateral	(190)	-	(190)
Non-cash collateral	-	-	-
Net amount	$566	$3,470	$4,036

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 16% and -13% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits. The effective tax rate for the first quarter of 2019 is lower than in the current quarter primarily as a result of an increased level of realized losses in the first quarter of 2019, and the associated tax benefit resulting from the application of the corporate federal income tax rate of 21%.

7. Reinsurance

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. We established an allowance for credit losses of $192 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The ACL is a general allowance for credit losses for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

Our model uses relevant internal or external historical loss information adjusted for current conditions and reasonable and supportable forecasts of future events and conditions in developing our loss estimate. We utilized historical credit rating data to form an estimation of probability of default of counterparties by means of a transition matrix that provides the rates of credit migration for credit ratings transitioning to impairment. We updated reinsurer credit ratings during the quarter to incorporate the most up-to-date information on the current state of the financial stability of our reinsurers. To simulate changes in economic conditions, we used positive, base and adverse scenarios that include varying levels of loss given default assumptions to reflect the impact of changes in severity of losses. We applied probability weights to the positive, base and adverse scenarios. For periods beyond our reasonable and supportable forecasts, we used implicit mean reversion over the remaining life of the recoverable. Additionally, we considered factors that impact our exposure at default that are driven by actuarial expectations around term and mortality assumptions rather than being directly driven by market or economic environment.

Our model estimates the expected credit losses over the life of the reinsurance asset. Credit loss estimates are segmented based on counterparty credit risk. Our modeling process utilizes counterparty credit ratings, collateral types and amounts, and term and run-off assumptions. For reinsurance recoverables that do not share similar risk characteristics, we assessed on an individual basis to determine a specific allowance for credit losses.

We estimated expected credit losses over the contractual term of the recoverable, which is the period during which we are exposed to the credit risk. Reinsurance recoverables may not have explicit contractual lives, but are tied to the underlying insurance products; as a result, we estimated the contractual life by utilizing actuarial estimates of the timing of payouts related to those underlying products.

Reinsurance treaties often require the reinsurer to collateralize the recoverable with funds in a trust account for the benefit of the ceding insurance entity that can reduce the expected credit losses on a given treaty. As such, we review reinsurance collateral by individual treaty to sensitize risk of loss based on level of collateralization. This review is driven by the assumption that non-collateralized reinsurance recoverables would have materially higher losses in time of default. Therefore, reinsurance recoverables are pooled as either fully-collateralized or non-collateralized.

Reinsurance recoverables are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the ACL are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.3 billion and $6.6 billion as of March 31, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held investments of $6.2 billion as of March 31, 2020, in support of reserves associated with the transaction in a Modco investment portfolio. As of March 31, 2020, the portfolio included trading securities, fixed maturity AFS securities, commercial mortgage loans, cash and invested cash, other investments, derivative investments, accrued investment income and equity securities that had carrying values of $3.0 billion, $1.8 billion, $765 million, $378 million, $111 million, $49 million, $48 million and $14 million, respectively. In addition, the portfolio was supported by $175 million of over-collateralization and a $188 million letter of credit as of March 31, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$88,627	$101,601
Net amount at risk (2)	1,563	71
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$76	$92
Net amount at risk (2)	17	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$21,713	$25,763
Net amount at risk (2)	2,401	384
Average attained age of contract holders	72 years	71 years

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

	For the Three
	Months Ended
	March 31,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	106	(36)
Benefits paid	(8)	(6)
Balance as of end-of-period	$215	$119

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Asset Type
Domestic equity	$52,454	$64,093
International equity	15,998	19,852
Fixed income	38,522	41,405
Total	$106,974	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 34% and 35% of total life insurance in-force reserves as of March 31, 2020, and December 31, 2019, respectively. UL and VUL products with secondary guarantees represented 29% of total life insurance sales for the three months ended March 31, 2020 and 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	885	803
Prior years:
Interest	43	41
All other incurred (1)	(65)	(85)
Total incurred	863	759
Paid related to:
Current year	(240)	(215)
Prior years	(518)	(482)
Total paid	(758)	(697)
Net balance as of end-of-period	5,505	5,254
Reinsurance recoverable	150	143
Balance as of end-of-period	$5,655	$5,397

(1)All other incurred is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A negative number implies a favorable result where claim resolutions were more favorable than assumed. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims. It will vary from actual experience in any one period, both favorably and unfavorably.

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

10.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,637	$536
Cumulative effect from adoption of new accounting standard	40	-
Unrealized holding gains (losses) arising during the period	(4,357)	3,406
Change in foreign currency exchange rate adjustment	(150)	13
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,263	(925)
Income tax benefit (expense)	691	(531)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3)	(14)
Associated amortization of DAC, VOBA, DSI and DFEL	27	1
Income tax benefit (expense)	(5)	3
Balance as of end-of-period	$3,105	$2,509
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$40	$29
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(40)	-
Gross OTTI recognized in OCI during the period	-	(14)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	5
Change in DAC, VOBA, DSI and DFEL	-	(2)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$-	$22
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Unrealized holding gains (losses) arising during the period	553	53
Change in foreign currency exchange rate adjustment	153	(14)
Change in DAC, VOBA, DSI and DFEL	(48)	4
Income tax benefit (expense)	(140)	(9)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	12	9
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(3)
Income tax benefit (expense)	(2)	(1)
Balance as of end-of-period	$690	$148
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(25)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(22)	$(25)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(3)	$(14)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	27	1	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	24	(13)	operations before taxes
Income tax benefit (expense)	(5)	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$19	$(10)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$-	$1	Net investment income
Foreign currency contracts	11	7	Net investment income
Foreign currency contracts	1	1	Total realized gain (loss)
Total gross reclassifications	12	9
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(3)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	11	6	operations before taxes
Income tax benefit (expense)	(2)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$9	$5	Net income (loss)

12. Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Fixed maturity AFS securities:
Gross gains	$5	$12
Gross losses	(8)	(26)
Credit loss expense, net	(18)	-
Gross OTTI	-	(8)
Gain (loss) on equity securities (1)	(19)	6
Credit loss expense on mortgage loans on real estate	(70)	-
Other gain (loss) on investments	(1)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	26	(2)
Total realized gain (loss) related to certain financial assets	(85)	(19)
Realized gain (loss) on the mark-to-market on certain instruments (2)(3)	184	(236)
Indexed annuity and IUL contracts net derivatives results: (4)
Gross gain (loss)	(49)	(35)
Associated amortization of DAC, VOBA, DSI and DFEL	15	1
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(59)	(54)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)
Total realized gain (loss)	$(2)	$(351)

(1)Includes market adjustments on equity securities still held of $(18) million and $6 million for the three months ended March 31, 2020 and 2019, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding modified coinsurance.

(3)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $7 million for the three months ended March 31, 2020.

(4)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$101,277	$101,277	$103,773	$103,773
Trading securities	3,959	3,959	4,602	4,602
Equity securities	83	83	103	103
Mortgage loans on real estate	16,690	18,446	16,244	16,774
Derivative investments (1)	4,417	4,417	1,911	1,911
Other investments	3,210	3,210	2,554	2,554
Cash and invested cash	5,266	5,266	1,879	1,879
Reinsurance related embedded derivatives	254	254	-	-
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	4,589	4,589	60	60
Indexed annuity ceded embedded derivatives	799	799	927	927
Separate account assets	130,617	130,617	153,571	153,571

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,380)	(1,380)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,884)	(1,884)	(1,900)	(1,900)
Account values of certain investment contracts	(39,712)	(54,718)	(38,606)	(46,781)
Short-term debt	(620)	(620)	(609)	(609)
Long-term debt	(2,397)	(2,352)	(2,414)	(2,714)
Reinsurance related embedded derivatives	-	-	(375)	(375)
Other liabilities:
Derivative liabilities (1)	(351)	(351)	(238)	(238)
GLB direct embedded derivatives	(4,596)	(4,596)	-	-
GLB ceded embedded derivatives	-	-	(510)	(510)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, including mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of ACL, as reported on our Consolidated Balance Sheets, includes commercial mortgage loans for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco arrangements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss) for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of March 31,
2020
Commercial mortgage loans: (1)
Fair value as of end-of-period	$765
Aggregate contractual principal as of end-of-period	742
-

(1)As of March 31, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$78,210	$6,755	$84,965
U.S. government bonds	434	7	5	446
State and municipal bonds	-	5,704	-	5,704
Foreign government bonds	-	298	87	385
RMBS	-	3,032	1	3,033
CMBS	-	1,118	1	1,119
ABS	-	4,884	196	5,080
Hybrid and redeemable preferred securities	68	405	72	545
Mortgage loans on real estate	-	765	-	765
Trading securities	49	3,259	651	3,959
Equity securities	12	41	30	83
Derivative investments (1)	-	2,447	3,213	5,660
Cash and invested cash	-	5,266	-	5,266
Reinsurance related embedded derivatives	-	254	-	254
Other assets:
GLB ceded embedded derivatives	-	-	4,589	4,589
Indexed annuity ceded embedded derivatives	-	-	799	799
Separate account assets	539	130,068	-	130,607
Total assets	$1,102	$235,758	$16,399	$253,259

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,380)	$(1,380)
Other liabilities:
Derivative liabilities (1)	-	(408)	(1,186)	(1,594)
GLB direct embedded derivatives	-	-	(4,596)	(4,596)
Total liabilities	$-	$(408)	$(7,162)	$(7,570)

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

	For the Three Months Ended March 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$-	$(367)	$102	$42	$6,755
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(3)	-	-	87
RMBS	11	-	-	-	(10)	1
CMBS	1	-	-	-	-	1
ABS	268	-	(4)	21	(89)	196
Hybrid and redeemable
preferred securities	78	-	(6)	-	-	72
Trading securities	666	(32)	-	(6)	23	651
Equity securities	30	-	-	-	-	30
Derivative investments	868	997	279	(117)	-	2,027
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	4,529	-	-	-	4,589
Indexed annuity ceded embedded derivatives	927	(115)	-	(13)	-	799
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	1,143	-	62	-	(1,380)
Other liabilities: (4)
GLB direct embedded derivatives	-	(4,596)	-	-	-	(4,596)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$1,986	$(101)	$49	$(34)	$9,237

	For the Three Months Ended March 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$(1)	$69	$208	$(17)	$5,911
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
ABS	134	-	-	149	(105)	178
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	-	-	206	(37)	236
Equity securities	25	-	-	-	-	25
Derivative investments	533	(382)	46	70	-	267
Other assets: (4)
GLB direct embedded derivatives	123	316	-	-	-	439
GLB ceded embedded derivatives	72	(22)	-	-	-	50
Indexed annuity ceded embedded derivatives	902	77	-	(107)	-	872
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(316)	-	(109)	-	(1,730)
Other liabilities – GLB ceded embedded
derivatives (4)	(196)	(293)	-	-	-	(489)
Total, net	$6,200	$(621)	$119	$417	$(166)	$5,949

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)Gains (losses) from the changes in fair value are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$292	$(92)	$2	$(51)	$(49)	$102
ABS	36	-	-	(15)	-	21
Trading securities	37	(25)	-	(18)	-	(6)
Derivative investments	118	(123)	(112)	-	-	(117)
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(22)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	11	-	-	51	-	62
Total, net	$503	$(240)	$(110)	$(55)	$(49)	$49

	For the Three Months Ended March 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$287	$(15)	$(7)	$(50)	$(7)	$208
ABS	149	-	-	-	-	149
Trading securities	207	-	-	(1)	-	206
Derivative investments	131	(15)	(46)	-	-	70
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(126)	-	(107)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(148)	-	-	39	-	(109)
Total, net	$645	$(30)	$(53)	$(138)	$(7)	$417

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
Derivative investments	$895	$(287)
Embedded derivatives:
Indexed annuity and IUL contracts	(61)	(32)
Other assets – GLB direct and ceded	(4,867)	481
Other liabilities – GLB direct and ceded	4,867	(481)
Total, net (1)	$834	$(319)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

For the Three
Months Ended
March 31,
2020
Fixed maturity AFS securities:
Corporate bonds	$(311)
Foreign government bonds	(2)
ABS	(3)
Hybrid and redeemable preferred securities	(5)
Total, net	$(321)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2020			March 31, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$119	$(77)	$42	$83	$(100)	$(17)
RMBS	-	(10)	(10)	-	(7)	(7)
ABS	5	(94)	(89)	-	(105)	(105)
Trading securities	23	-	23	-	(37)	(37)
Total, net	$147	$(181)	$(34)	$83	$(249)	$(166)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,680	Discounted cash flow	Liquidity/duration adjustment (2)	0.7%	-	18.8%	2.9%
Foreign government
bonds	47	Discounted cash flow	Liquidity/duration adjustment (2)	5.3%	-	8.0%	6.8%
ABS	20	Discounted cash flow	Liquidity/duration adjustment (2)	6.0%	-	6.0%	6.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	3.0%	-	3.0%	3.0%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	7.3%	6.7%
Other assets – GLB ceded
embedded derivatives	4,589	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.03%	-	0.35%	0.27%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	13.72%

Indexed annuity ceded
embedded derivatives	799	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(1,380)	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(4,596)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.03%	-	0.35%	0.27%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	13.72%

(1)Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.

(2)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3)The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

(4)The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.

(5)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(6)The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The NPR input was weighted by the absolute value of the sensitivity of the reserve to the NPR assumption.

(7)The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(8)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account value assigned to each index.

(9)The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

(10)A weighted average input range is not a meaningful measurement for lapse rate, utilization factors or mortality rate.

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

Changes in any of the significant inputs presented in the table above would have resulted in a significant change in the fair value measurement of the asset or liability as follows:

•Investments – An increase in the liquidity/duration adjustment input would have resulted in a decrease in the fair value measurement.

•Indexed annuity and IUL contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

•GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would have resulted in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would have resulted in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input would not have affected the other inputs.

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.

14. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 of our 2019 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Realized gains and losses associated with the following (“excluded realized gain (loss)”):

▪Sales or disposals and impairments of financial assets;

▪Changes in the fair value of equity securities;

▪Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities (“gain (loss) on the mark-to-market on certain instruments”);

▪GLB rider fees ceded to LNBAR;

▪The net valuation premium of the GLB attributed rider fees; and

▪Changes in the fair value of the embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”);

•Changes in reserves resulting from benefit ratio unlocking on our GLB riders;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
Revenues
Operating revenues:
Annuities	$1,021	$1,088
Retirement Plan Services	293	289
Life Insurance	1,723	1,584
Group Protection	1,224	1,138
Other Operations	35	56
Excluded realized gain (loss), pre-tax	(55)	(391)
Total revenues	$4,241	$3,764

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$322	$239
Retirement Plan Services	37	37
Life Insurance	190	159
Group Protection	40	55
Other Operations	(33)	(33)
Excluded realized gain (loss), after-tax	(44)	(309)
Benefit ratio unlocking, after-tax	(5)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(5)	(15)
Net income (loss)	$502	$133

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three months ended March 31, 2020, compared with the corresponding period in 2019 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and any other reports we may file with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

See “Part I – Item 1. Business” and Note 1 in our 2019 Form 10-K for a description of the business.

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

Management’s narrative analysis is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This Quarterly Report on Form 10-Q, including “Risk Factors” and “Management’s Narrative Analysis of the Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements are intended to enhance the reader’s ability to assess our future financial performance. A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may contain words like: “anticipate,” “believe,” “estimate,” “expect,” “project,” “shall,” “will” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•The continuation of the coronavirus, or COVID-19, pandemic, or future outbreaks of COVID-19, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, results of operations and financial condition;

•Continued deterioration in general economic and business conditions that may affect account values, investment results and claims experience;

•Adverse global capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments;

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

•Continued declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, and demand for our products;

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

•A continued decline in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit features of our variable annuity products;

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

•The continuation of the COVID-19 pandemic, or future outbreaks of COVID-19 or other pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;

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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” herein for a discussion of certain risks relating to our business.

INTRODUCTION

Current Market Conditions

The COVID-19 pandemic that emerged in the first quarter of 2020 has led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and diminished expectations for the economy and markets going forward. As the economic and regulatory environment continues to react and evolve, we cannot yet predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For more information on the expected and potential impacts of the COVID-19 pandemic on our business and financial condition, see “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors.” For more information on the unfavorable impacts we expect in 2020 related to our business segments, see the “Additional Information” section within the results of operations for each of those segments below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2019 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2019 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2020, we would have recorded unfavorable unlocking of approximately $100 million, pre-tax, for our Annuities segment and favorable unlocking of approximately $5 million, pre-tax, for our Life Insurance segment and approximately $1 million, pre-tax, for our Retirement Plan Services segment.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2019 Form 10-K and Note 13 herein.

Write-Downs for Impairment and Allowance for Credit Losses

As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaced the historical incurred credit loss methodology with an expected credit loss methodology and impacts the way we recognize and measure impairment. See Note 2 for additional information.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be an indication of impairment. Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are related to credit losses, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within industries and countries where recent write-downs have occurred in our assessment of the position of securities we own of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties. When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary indicative of an impairment, the security is written down to estimated recovery value. In instances where declines are considered temporary, the security will continue to be carefully monitored.

There are risks and uncertainties associated with determining whether an investment shows indications of impairment. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities as described in “Investment Valuation” above. We continually monitor developments and update underlying assumptions and financial models based upon new information.

For certain securitized fixed maturity AFS securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an impairment of the security. In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Write-downs and allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate allowance for credit losses (“ACL”). Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the ACL analysis that we perform for monitored loans and may contribute to an increase in the ACL. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have increased our ACL based upon this analysis.

We have also established an ACL on our residential mortgage loan portfolio that includes a specific ACL for loans that are deemed to be impaired as well as a general ACL for pools of loans with similar risk characteristics. The ACL for the performing population of loans is based on historical performance for similar loans, as well as projected future losses based on modeling, which includes reasonable and supportable forecasts. The historical data utilized in the ACL calculation process is adjusted for current economic conditions.

Amortization of DAC, VOBA, deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized losses reflecting the incremental effect of actual versus expected credit-related investment losses. These actual to expected amortization adjustments could create volatility in net realized gains and losses.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$322	$239
Retirement Plan Services	37	37
Life Insurance	190	159
Group Protection	40	55
Other Operations	(33)	(33)
Excluded realized gain (loss), after-tax	(44)	(309)
Benefit ratio unlocking, after-tax	(5)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(5)	(15)
Net income (loss)	$502	$133

Comparison of the Three Months Ended March 31, 2020 to 2019

Net income increased due primarily to the following:

•Lower realized losses.

•Higher investment income on alternative investments.

•Growth in average account values, business in force and group earned premiums.

•Lower deferred compensation plan expense and other expense efficiencies.

The increase in net income was partially offset by the following:

•Federal income tax expense in 2020 as compared to benefit in 2019.

•Higher benefits driven by growth in business in force and a decline in equity market performance.

•Higher total loss ratio in our Group Protection segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” herein, which includes a discussion of the expected and potential impacts of the COVID-19 pandemic.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums (1)	$53	$208
Fee income	539	525
Net investment income	308	238
Operating realized gain (loss) (2)	54	41
Amortization of deferred gain on
business sold through reinsurance	8	8
Other revenues (3)	59	68
Total operating revenues	1,021	1,088
Operating Expenses
Interest credited	190	162
Benefits (1)	89	220
Commissions and other expenses	363	433
Total operating expenses	642	815
Income (loss) from operations before taxes	379	273
Federal income tax expense (benefit)	57	34
Income (loss) from operations	$322	$239

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and higher investment income on alternative investments within our surplus portfolio.

•Higher fee income driven by higher average daily variable account values.

•Lower commissions and other expenses driven by a decrease in amortization expense.

The increase in income from operations was partially offset by higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by lower equity market performance as of March 31, 2020, as compared to higher equity market performance as of March 31, 2019.

Additional Information

Due to the equity market decline as a result of the impacts of the COVID-19 pandemic, our end-of-period variable account values decreased 9% from March 31, 2019. We expect declines in average variable account values in the second quarter of 2020. For more information on the expected and potential impacts to our business, see “Part II – Item 1A. Risk Factors.”

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three months ended March 31, 2020 and 2019.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest

Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums and fee income (1)	$60	$59
Net investment income	226	224
Other revenues (2)	7	6
Total operating revenues	293	289
Operating Expenses
Interest credited	150	145
Commissions and other expenses	102	104
Total operating expenses	252	249
Income (loss) from operations before taxes	41	40
Federal income tax expense (benefit)	4	3
Income (loss) from operations	$37	$37

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment remained flat, as lower commissions and other expenses and higher insurance premiums and fee income entirely offset lower net investment income, net of interest credited. These changes were due primarily to the following:

•Lower commissions and other expenses driven by lower incentive compensation as a result of production performance and expense efficiencies.

•Higher insurance premiums and fee income driven by higher average daily variable account values.

•Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher investment income on alternative investments within our surplus portfolio and higher fixed account values.

Additional Information

Due to the equity market decline as a result of the impacts of the COVID-19 pandemic, our end of period variable account values decreased 13% from March 31, 2019. We expect declines in average variable account values in the second quarter of 2020.  For more information on the expected and potential impacts to our business, see “Part II – Item 1A. Risk Factors.”

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 11% and 16% for the three months ended March 31, 2020 and 2019, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21% and 23% as of March 31, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums (1)	$171	$147
Fee income	879	829
Net investment income	666	607
Operating realized gain (loss) (2)	(1)	(1)
Amortization of deferred gain (loss) on
business sold through reinsurance	1	(1)
Other revenues	7	3
Total operating revenues	1,723	1,584
Operating Expenses
Interest credited	365	348
Benefits	848	805
Commissions and other expenses	277	234
Total operating expenses	1,490	1,387
Income (loss) from operations before taxes	233	197
Federal income tax expense (benefit)	43	38
Income (loss) from operations	$190	$159

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher fee income due to growth in business in force.

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by the following:

•Higher benefits due to growth in business in force.

•Higher commissions and other expenses driven by higher amortization rates, partially offset by expense efficiencies.

Strategies to Address Statutory Reserve Strain

We and our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels. Term products and other products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”), Actuarial Guideline 38 (“AG38”) and the newly adopted principles-based reserving framework. For information on strategies we use to reduce the statutory reserve strain, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

We expect higher mortality and lower investment income on alternative investments in 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Part II – Item 1A. Risk Factors.”

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums	$1,094	$1,023
Net investment income	81	74
Other revenues (1)	49	41
Total operating revenues	1,224	1,138
Operating Expenses
Interest credited	2	1
Benefits	862	753
Commissions and other expenses	310	314
Total operating expenses	1,174	1,068
Income (loss) from operations before taxes	50	70
Federal income tax expense (benefit)	10	15
Income (loss) from operations	$40	$55

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable mortality and life waiver experience in our life business, and higher incidence and new claims severity in our disability business.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency experience.

•Lower commissions and other expenses driven by lower commission rates as a result of changes in our business mix to products with lower commission rates, expense efficiencies and lower incentive compensation as a result of production performance.

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments within our surplus portfolio.

Additional Information

We expect unfavorable loss ratios in our life and disability businesses in 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Part II – Item 1A. Risk Factors.”

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2019 Form 10-K.

Our total loss ratio for the three months ended March 31, 2020 and 2019, was 78.5% and 73.7%, respectively. The total loss ratio for the three months ended March 31, 2020, was driven by unfavorable mortality and life waiver experience in our life business, and higher incidence and new claims severity in our disability business.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

Generally, we have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2019 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Net investment income	$37	$48
Other revenues	(2)	8
Total operating revenues	35	56
Operating Expenses
Interest credited	12	15
Benefits	18	20
Other expenses	(6)	20
Interest and debt expense	34	38
Strategic digitization expense	12	15
Total operating expenses	70	108
Income (loss) from operations before taxes	(35)	(52)
Federal income tax expense (benefit)	(2)	(19)
Income (loss) from operations	$(33)	$(33)

Comparison of the Three Months Ended March 31, 2020 to 2019

Loss from operations for Other Operations remained flat, as lower other expenses entirely offset less favorable income tax benefits, lower other revenues and lower net investment income, net of interest credited. These changes were due primarily to the following:

•Lower other expenses attributable to the effect of changes in LNC’s stock price on liabilities related to our deferred compensation plans, as LNC’s stock price decreased significantly during the first quarter of 2020, compared to a significant increase during the first quarter of 2019.

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation and unfavorable market impacts on tax preferred investment income.

•Lower other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which decreased during the first quarter of 2020, compared to an increase during the first quarter of 2019.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2019 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$53	$40
Total excluded realized gain (loss)	(55)	(391)
Total realized gain (loss), pre-tax	$(2)	$(351)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$(67)	$(15)
Gain (loss) on the mark-to-market on certain instruments (2)	145	(187)
GLB fees ceded to LNBAR and attributed fees	(92)	(85)
Indexed annuity forward-starting option	(30)	(22)
Excluded realized gain (loss), after-tax	$(44)	$(309)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. The modified coinsurance (“Modco”) investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended March 31, 2020 to 2019

We had lower realized losses due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements, partially offset by an increase in our allowance for credit losses as a result of the adoption of ASU 2016-03.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2019 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) Related to Certain Investments” in our 2019 Form 10-K for a discussion of our realized gain (loss) related to certain financial assets. For additional information on realized gain (loss) related to certain financial assets, see Note 12.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2019 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

GLB Fees Ceded to LNBAR and Attributed Fees

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – GLB Fees Ceded to LNBAR and Attributed Fees” in our 2019 Form 10-K for a discussion of our guaranteed living benefit (“GLB”) fees ceded to LNBAR and attributed fees.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2019 Form 10-K for a discussion of our indexed annuity forward-starting option.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(917) million and $(1.6) billion for the three months ended March 31, 2020 and 2019, respectively. In addition, during the first quarter of 2020, we received a capital contribution from LNC in the amount of $475 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2019 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2019 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2019 Form 10-K.  We have also used the proceeds from certain senior note issuances to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to LNC, our parent company. The National Association of Insurance Commissioners’ (“NAIC”) adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We continue to analyze the effects of principles-based reserving on the use of captive reinsurance subsidiaries, LNBAR and third-party reinsurance for reserve financing transactions for our life insurance business. For more information on the NAIC’s adoption of principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2019 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and interest rates, and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees. We implemented the NAIC’s changes to the statutory reserving, capital and accounting framework for variable annuities as of January 1, 2020, which did not have a material impact on our statutory capital position or RBC ratios. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold. For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements” in our 2019 Form 10-K.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and Lincoln Life & Annuity Company of New York (“LLANY”).

Financing Activities

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13 in our 2019 Form 10-K.

We have not accounted for securities lending transactions or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales. For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (Standard & Poor (“S&P”)/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2019 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2019 Form 10-K for additional information on our current financial strength ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2020, we had a net outstanding receivable (payable) of $2.5 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. We had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2020. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2020, we had investments with a carrying value of $4.5 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the three months ended March 31, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. See also “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Introduction – Current Market Conditions” herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2019 Form 10-K for information concerning risk factors. We are updating the risk factors contained in the 2019 Form 10-K to include the risk factor below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2019 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

The impacts of the COVID-19 pandemic, including difficult conditions in the global capital markets and the economy generally, have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and the company’s business, results of operations and financial condition remain uncertain.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The coronavirus, or COVID-19, pandemic that emerged in the first quarter of 2020 has led to an extreme downturn in and volatility of the financial markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. The severe restriction in economic activity caused by the COVID-19 pandemic and increased levels of unemployment in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors are expected to precipitate a recession, the length and severity of which cannot be predicted.

These economic and business conditions have negatively impacted, and are expected to continue to negatively impact, our account values, investment results, the interest margins of our businesses, estimated gross profits and capital position. Beginning in the second quarter of 2020, we expect that these conditions will negatively impact our sales and demand for certain of our products. Given our credit and equity market exposure, we are exposed to substantial risk of loss and downgrades due to market volatility, which we have already experienced to some degree and expect to continue to experience. In addition, as a result of the pandemic and ensuing conditions, we expect to experience higher mortality, leading to an elevated incidence and level of life insurance claims, as well as increased morbidity, leading to increased disability claims, which we except to continue. The closure and/or limited operations of businesses and medical offices has also led to delays in resolving disability claims. We may also experience an increase in activity such as surrenders of policies, missed premium payments or 401(k) hardship withdrawals due to changes in consumer behavior as a result of financial stress. Because the vast majority of our employees are currently working from home, along with many of our vendors and customers, and such conditions may continue or may in the future need to be reinstituted, our business operations may be adversely impacted, among other things, due to cybersecurity incidents, technological issues or operational disruptions on the part of our vendors, and we may experience distribution disruptions as we continue to sell our products virtually.

Ultimately, the impacts of the COVID-19 pandemic discussed above are expected to adversely affect earnings as well as our business, results of operations and financial condition. The impacts of the pandemic may also have the effect of increasing the likelihood and/or magnitude of the other risks described in “Part I – Item 1A. Risk Factors” of the 2019 Form 10-K. The severity and duration of the current COVID-19 pandemic, and future outbreaks of COVID-19, and its future direct and indirect effects on the economy and our business and results of operations are uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 65, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2020

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 12, 2020	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)