Form 10-Q
period 2020-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2020-08-10
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to____________

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

As of August 6, 2020, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $97,789; 2019 – $93,307; allowance for credit losses: 2020 – $21; 2019 – $0)	$111,858	$103,773
Trading securities	4,590	4,602
Equity securities	87	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $777; 2019 – $0)	16,489	16,244
Policy loans	2,534	2,460
Derivative investments	2,957	1,911
Other investments	3,183	2,565
Total investments	141,698	131,658
Cash and invested cash	3,219	1,879
Deferred acquisition costs and value of business acquired	6,974	7,745
Premiums and fees receivable	489	464
Accrued investment income	1,129	1,109
Reinsurance recoverables, net of allowance for credit losses	19,184	19,164
Funds withheld reinsurance assets	535	542
Goodwill	1,778	1,778
Other assets	20,846	18,106
Separate account assets	146,787	153,571
Total assets	$342,639	$336,016

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$37,927	$35,717
Other contract holder funds	99,963	97,422
Short-term debt	628	609
Long-term debt	2,401	2,414
Reinsurance related embedded derivatives	323	375
Funds withheld reinsurance liabilities	7,929	5,566
Payables for collateral on investments	7,031	5,077
Other liabilities	15,848	13,680
Separate account liabilities	146,787	153,571
Total liabilities	318,837	314,431

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,799	11,312
Retained earnings	4,188	4,437
Accumulated other comprehensive income (loss)	7,815	5,836
Total stockholder’s equity	23,802	21,585
Total liabilities and stockholder’s equity	$342,639	$336,016

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Insurance premiums	$1,285	$1,335	$2,602	$2,713
Fee income	1,400	1,454	2,878	2,867
Net investment income	1,111	1,287	2,430	2,478
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(4)	-	(25)
Portion of loss recognized in other comprehensive income	-	-	-	13
Net other-than-temporary impairment losses on securities
recognized in earnings	-	(4)	-	(12)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(433)	(274)	(435)	(616)
Total realized gain (loss)	(433)	(278)	(435)	(628)
Amortization of deferred gain on business sold through reinsurance	9	7	18	13
Other revenues	159	123	279	249
Total revenues	3,531	3,928	7,772	7,692
Expenses
Interest credited	726	673	1,446	1,344
Benefits	1,870	1,747	3,692	3,544
Commissions and other expenses	1,114	1,215	2,166	2,340
Interest and debt expense	33	36	67	74
Strategic digitization expense	14	15	26	31
Total expenses	3,757	3,686	7,397	7,333
Income (loss) before taxes	(226)	242	375	359
Federal income tax expense (benefit)	(81)	20	17	4
Net income (loss)	(145)	222	358	355
Other comprehensive income (loss), net of tax	4,042	1,871	1,979	3,866
Comprehensive income (loss)	$3,897	$2,093	$2,337	$4,221

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Common Stock
Balance as of beginning-of-period	$11,791	$11,240	$11,312	$11,237
Capital contributions from Lincoln National Corporation	-	-	475	-
Stock compensation/issued for benefit plans	8	1	12	4
Balance as of end-of-period	11,799	11,241	11,799	11,241

Retained Earnings
Balance as of beginning-of-period	4,433	4,356	4,437	4,423
Cumulative effect from adoption of new accounting standards	-	-	(201)	-
Net income (loss)	(145)	222	358	355
Dividends paid to Lincoln National Corporation	(100)	(200)	(406)	(400)
Balance as of end-of-period	4,188	4,378	4,188	4,378

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	3,773	2,654	5,836	659
Other comprehensive income (loss), net of tax	4,042	1,871	1,979	3,866
Balance as of end-of-period	7,815	4,525	7,815	4,525
Total stockholder’s equity as of end-of-period	$23,802	$20,144	$23,802	$20,144

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$358	$355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	435	628
Trading securities purchases, sales and maturities, net	(44)	(2,124)
Amortization of deferred gain on business sold through reinsurance	(18)	(13)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(155)	(124)
Premiums and fees receivable	(25)	15
Accrued investment income	(20)	(11)
Future contract benefits and other contract holder funds	140	(389)
Reinsurance related assets and liabilities	(468)	(598)
Accrued expenses	(269)	(94)
Federal income tax accruals	17	(86)
Cash management agreement	(476)	(932)
Other	198	59
Net cash provided by (used in) operating activities	(327)	(3,314)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,437)	(7,181)
Sales of available-for-sale securities and equity securities	1,573	5,095
Maturities of available-for-sale securities	2,323	3,263
Purchases of alternative investments	(165)	(184)
Sales and repayments of alternative investments	81	66
Issuance of mortgage loans on real estate	(1,071)	(2,273)
Repayment and maturities of mortgage loans on real estate	596	404
Issuance (repayment) of policy loans, net	(74)	23
Net change in collateral on investments, derivatives and related settlements	2,593	1,028
Other	(88)	(123)
Net cash provided by (used in) investing activities	(2,669)	118
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	475	-
Payment of long-term debt, including current maturities	(30)	(28)
Issuance of long-term debt, net of issuance costs	30	-
Issuance (payment) of short-term debt	19	454
Proceeds from certain financing arrangements	69	50
Deposits of fixed account values, including the fixed portion of variable	7,261	7,877
Withdrawals of fixed account values, including the fixed portion of variable	(3,291)	(2,951)
Transfers to and from separate accounts, net	216	(894)
Common stock issued for benefit plans	(7)	(29)
Dividends paid to Lincoln National Corporation	(406)	(400)
Net cash provided by (used in) financing activities	4,336	4,079

Net increase (decrease) in cash, invested cash and restricted cash	1,340	883
Cash, invested cash and restricted cash as of beginning-of-year	1,879	1,848
Cash, invested cash and restricted cash as of end-of-period	$3,219	$2,731

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
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

ASU 2020-04, Reference Rate Reform (Topic 848)

The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. The amendments are effective for contract modifications made between March 12, 2020, and December 31, 2022.

March 12, 2020 through December 31, 2022

This standard may be elected and applied prospectively as reference rate reform unfolds. We have begun our implementation and are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2022, and early adoption is permitted. On June 10, 2020, the FASB voted to propose the deferral of the implementation date for ASU 2018-12 by one year to January 1, 2023, for large public SEC filers. If a final amendment is adopted, we will update the effective date accordingly.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.8 billion and $1.9 billion as of June 30, 2020, and December 31, 2019, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $10 million and $13 million as of June 30, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the six months ended June 30, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, ACL and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2020
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	ACL	Value
Fixed maturity AFS securities:
Corporate bonds	$82,214	$12,519	$456	$19	$94,258
U.S. government bonds	376	92	-	-	468
State and municipal bonds	4,772	1,396	2	-	6,166
Foreign government bonds	355	80	3	-	432
RMBS	2,732	301	2	1	3,030
CMBS	1,133	94	1	-	1,226
ABS	5,660	111	60	1	5,710
Hybrid and redeemable preferred securities	547	72	51	-	568
Total fixed maturity AFS securities	$97,789	$14,665	$575	$21	$111,858

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,875	$9,071	$172	$(5)	$87,779
U.S. government bonds	355	48	-	-	403
State and municipal bonds	4,605	1,087	7	-	5,685
Foreign government bonds	326	62	-	-	388
RMBS	2,820	179	9	(18)	3,008
CMBS	1,038	45	1	(1)	1,083
ABS	4,803	62	17	(35)	4,883
Hybrid and redeemable preferred securities	485	79	20	-	544
Total fixed maturity AFS securities	$93,307	$10,633	$226	$(59)	$103,773

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

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,126	$3,155
Due after one year through five years	14,339	15,048
Due after five years through ten years	18,936	20,861
Due after ten years	51,863	62,828
Subtotal	88,264	101,892
Structured securities (RMBS, CMBS, ABS)	9,525	9,966
Total fixed maturity AFS securities	$97,789	$111,858

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$5,645	$347	$722	$109	$6,367	$456
State and municipal bonds	79	2	-	-	79	2
Foreign government bonds	47	3	-	-	47	3
RMBS	65	2	5	-	70	2
CMBS	29	1	1	-	30	1
ABS	3,726	46	328	14	4,054	60
Hybrid and redeemable
preferred securities	101	23	85	28	186	51
Total fixed maturity AFS securities	$9,692	$424	$1,141	$151	$10,833	$575

Total number of fixed maturity AFS securities in an unrealized loss position						1,239

(1)We recognized $1 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$266	$109	49
Six months or greater, but less than nine months	2	1	1
Twelve months or greater	27	16	21
Total	$295	$126	71

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

Our gross unrealized losses on fixed maturity AFS securities increased by $346 million for the six months ended June 30, 2020. As discussed further below, we believe the unrealized loss position as of June 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Determination of Credit Losses on Corporate Bonds

To determine the recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and $3.1 billion, respectively, and a fair value of $3.5 billion and $3.1 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	June 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$18	$-	$-	$18
Additions for securities for which credit losses were not
previously recognized	16	1	1	18
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(15)	-	-	(15)
Balance as of end-of-period (2)	$19	$1	$1	$21

	For the Six
	Months Ended
	June 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	34	1	1	36
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(15)	-	-	(15)
Balance as of end-of-period (2)	$19	$1	$1	$21

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of June 30, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Balance as of beginning-of-period	$340	$337
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	4	10
Credit losses on securities for which an
OTTI was previously recognized	-	2
Decreases attributable to:
Securities sold, paid down or matured	(100)	(105)
Balance as of end-of-period	$244	$244

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

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,998	$557	$16,555	$15,525	$659	$16,184
30 to 59 days past due	8	46	54	3	27	30
60 to 89 days past due	-	77	77	-	10	10
90 or more days past due	-	43	43	-	16	16
Allowance for credit losses	(234)	(37)	(271)	-	(2)	(2)
Unamortized premium (discount)	(16)	24	8	-	-	-
Mark-to-market gains (losses) (1)	23	-	23	(17)	23	6
Total carrying value	$15,779	$710	$16,489	$15,511	$733	$16,244

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of June 30, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of June 30, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of June 30, 2020, and December 31, 2019, and Florida, which accounted for 19% and 20% of residential mortgage loans on real estate as of June 30, 2020, and December 31, 2019, respectively.

As of June 30, 2020, and December 31, 2019, we had 75 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of June 30, 2020, and December 31, 2019.

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

For our residential mortgage loans, there were 52 specifically identified impaired loans with an aggregate carrying value of $27 million as of June 30, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average carrying value for impaired mortgage loans on real estate	$16	$-	$10	$-
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	ACL	Nonaccrual	ACL	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	44	-	17
Total	$-	$44	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,599	91.3%	2.45	$14,121	91.0%	2.35
65% to 74%	1,383	8.6%	1.82	1,389	9.0%	1.88
75% to 100%	8	0.1%	1.14	1	0.0%	1.09
Total	$15,990	100.0%		$15,511	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$890	3.27	$59	1.47	$-	-	$949
2019	2,890	2.29	516	1.81	-	-	3,406
2018	2,340	2.23	260	1.45	-	-	2,600
2017	1,808	2.41	172	2.90	-	-	1,980
2016	1,712	2.42	216	1.60	7	1.26	1,935
2015 and prior	4,959	2.53	160	1.72	1	0.57	5,120
Total	$14,599		$1,383		$8		$15,990

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$703	94.1%	$718	97.7%
Nonperforming	44	5.9%	17	2.3%
Total	$747	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$95	$-	$95
2019	402	36	438
2018	206	8	214
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$703	$44	$747

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30, 2020			June 30, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Balance as of beginning-of-period	$125	$35	$160	$-	$2	$2
Impact of adopting ASU 2016-13	-	-	-	61	26	87
Additions from provision for credit
loss expense (1)	3	1	4	173	9	182
Additions from purchases of PCD
mortgage loans on real estate	-	-	-	-	-	-
Additions (reductions) for mortgage
loans on real estate for which credit
losses were previously recognized	106	1	107	-	-	-
Balance as of end-of-period (2)	$234	$37	$271	$234	$37	$271

(1)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $111 million and $182 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2020, we recognized no credit loss expense related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $52 million as of June 30, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three and six months ended June 30, 2019.

Alternative Investments

As of June 30, 2020, and December 31, 2019, alternative investments included investments in 262 and 256 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(1)	$(4)	$(19)	$(10)
RMBS	(1)	-	(1)	(1)
ABS	(1)	-	(1)	(1)
Gross credit loss expense recognized in net income (loss)	(3)	(4)	(21)	(12)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	1	-
Net credit loss expense recognized in net income (loss)	$(2)	$(4)	$(20)	$(12)

(1) For the three and six months ended June 30, 2020, we recognized credit loss expense incurred as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three and six months ended June 30, 2019, prior to the adoption of ASU 2016-13,

we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended June 30, 2019, we recorded no OTTI recognized in OCI. During the six months ended June 30, 2019, we recorded $13 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,778	$2,778	$1,383	$1,383
Securities pledged under securities lending agreements (2)	123	118	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,130	6,718	3,580	5,480
Total payables for collateral on investments	$7,031	$9,614	$5,077	$6,973

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2020	2019
Collateral payable for derivative investments	$1,395	$519
Securities pledged under securities lending agreements	9	68
Securities pledged under repurchase agreements	-	(2)
Investments pledged for FHLBI	550	250
Total increase (decrease) in payables for collateral on investments	$1,954	$835

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$123	$-	$-	$-	$123
Total gross secured borrowings	$123	$-	$-	$-	$123

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million. As of June 30, 2020, we have re-pledged none of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2020, our investment commitments were $1.5 billion, which included $1.1 billion of LPs, $321 million of private placement securities and $76 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.1 billion and $18.2 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $17.2 billion and $15.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,219	$245	$-	$1,174	$108	$12
Foreign currency contracts (1)	2,904	487	12	2,874	191	51
Total cash flow hedges	4,123	732	12	4,048	299	63
Fair value hedges:
Interest rate contracts (1)	539	-	323	546	-	202
Non-Qualifying Hedges
Interest rate contracts (1)	128,298	1,906	154	112,921	1,082	219
Foreign currency contracts (1)	181	9	-	262	1	3
Equity market contracts (1)	60,177	1,717	1,357	43,283	1,442	664
Credit contracts (1)	59	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	3,086	-	450	-
GLB ceded (2)	-	3,081	-	-	60	510
Reinsurance related (3)	-	-	323	-	-	375
Indexed annuity and IUL contracts (2) (4)	-	664	2,272	-	927	2,585
Total derivative instruments	$193,377	$8,109	$7,527	$161,115	$4,261	$4,621

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2020
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$15,008	$52,698	$27,065	$34,785	$500	$130,056
Foreign currency contracts (2)	118	386	1,002	1,579	-	3,085
Equity market contracts	31,022	17,575	4,907	12	6,661	60,177
Credit contracts	-	59	-	-	-	59
Total derivative instruments
with notional amounts	$46,148	$70,718	$32,974	$36,376	$7,161	$193,377

(1)As of June 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was May 4, 2022.

(2)As of June 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$884	$776	$323	$202

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	152	102
Foreign currency contracts	269	87
Change in foreign currency exchange rate adjustment	97	(5)
Change in DAC, VOBA, DSI and DFEL	(104)	(4)
Income tax benefit (expense)	(88)	(38)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Foreign currency contracts (1)	22	15
Foreign currency contracts (2)	8	4
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(1)
Income tax benefit (expense)	(5)	(4)
Balance as of end-of-period	$488	$245

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2020		2019
	Realized	Net	Realized	Net
	Gain	Investment	Gain	Investment
	(Loss)	Income	(Loss)	Income
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are Recorded	$(433)	$1,111	(278)	$1,287

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(6)	-	34
Derivatives designated as hedging instruments	-	6	-	(34)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-	1
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	7	11	3	8

Non-Qualifying Hedges
Interest rate contracts	19	-	569	-
Equity market contracts	(1,454)	-	45	-
Credit contracts	(1)	-	-	-
Embedded derivatives:
GLB	2	-	(1)	-
Reinsurance related	(610)	-	(271)	-
Indexed annuity and IUL contracts	(527)	-	(110)	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2020		2019
	Realized	Net	Realized	Net
	Gain	Investment	Gain	Investment
	(Loss)	Income	(Loss)	Income
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are Recorded	$(435)	$2,430	$(628)	$2,478

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	121	-	58
Derivatives designated as hedging instruments	-	(121)	-	(58)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-	2
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	8	22	4	15

Non-Qualifying Hedges
Interest rate contracts	2,169	-	926	-
Equity market contracts	(384)	-	(413)	-
Credit contracts	(5)	-	-	-
Embedded derivatives:
GLB	(5)	-	-	-
Reinsurance related	(14)	-	(560)	-
Indexed annuity and IUL contracts	501	-	(349)	-

As of June 30, 2020, $51 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of June 30, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2025	(3)	(4)	BBB+	1	$1	$59

As of December 31, 2019
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Maximum potential payout	$59	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$59	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2020 or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$615	$(31)	$441	$(22)
A+	1,407	(261)	549	(168)
A	43	-	36	-
A-	714	-	355	-
	$2,779	$(292)	$1,381	$(190)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,131	$3,745	$7,876
Gross amounts offset	(1,174)	-	(1,174)
Net amount of assets	2,957	3,745	6,702
Gross amounts not offset:
Cash collateral	(2,779)	-	(2,779)
Non-cash collateral	-	-	-
Net amount	$178	$3,745	$3,923

Financial Liabilities
Gross amount of recognized liabilities	$1,110	$5,681	$6,791
Gross amounts offset	(233)	-	(233)
Net amount of liabilities	877	5,681	6,558
Gross amounts not offset:
Cash collateral	(292)	-	(292)
Non-cash collateral	-	-	-
Net amount	$585	$5,681	$6,266

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,381)	-	(1,381)
Non-cash collateral	(242)	-	(242)
Net amount	$288	$1,437	$1,725

Financial Liabilities
Gross amount of recognized liabilities	$771	$3,470	$4,241
Gross amounts offset	(15)	-	(15)
Net amount of liabilities	756	3,470	4,226
Gross amounts not offset:
Cash collateral	(190)	-	(190)
Non-cash collateral	-	-	-
Net amount	$566	$3,470	$4,036

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 36% and 5% for the three and six months ended June 30, 2020, respectively, compared to 8% and 1%, respectively, for the corresponding periods in 2019. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction (“DRD”) and tax credits.

For the three months ended June 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to a tax benefit at 21% from pre-tax losses in addition to the effects of the DRD and tax credits. For the six months ended June 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to the effects of the DRD and tax credits.

For the three and six months ended June 30, 2019, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to the effects of the DRD and tax credits.

7. Reinsurance

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. We established an allowance for credit losses of $190 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The ACL is a general allowance for credit losses for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

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

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.1 billion and $6.6 billion as of June 30, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2020	2019
Fixed maturity AFS securities	$1,710	$2,308
Trading securities	3,580	3,534
Equity securities	15	14
Commercial mortgage loans	777	698
Derivative investments	95	130
Other investments	105	94
Cash and invested cash	76	62
Accrued investment income	51	57
Total	$6,409	$6,897

In addition, the portfolio was supported by $188 million of over-collateralization and a $180 million letter of credit as of June 30, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$97,611	$101,601
Net amount at risk (2)	340	71
Average attained age of contract holders	66 years	65 years

Minimum Return
Total account value	$87	$92
Net amount at risk (2)	13	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,457	$25,763
Net amount at risk (2)	663	384
Average attained age of contract holders	72 years	71 years

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

	For the Six
	Months Ended
	June 30,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	35	(35)
Benefits paid	(17)	(11)
Balance as of end-of-period	$135	$115

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Asset Type
Domestic equity	$60,993	$64,093
International equity	18,372	19,852
Fixed income	39,824	41,405
Total	$119,189	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of June 30, 2020, and December 31, 2019. UL and VUL products with secondary guarantees represented 37% and 33% of total life insurance sales for the three and six months ended June 30, 2020, respectively, compared to 29% for the corresponding periods in 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	1,742	1,577
Prior years:
Interest	82	80
All other incurred (1)	(127)	(144)
Total incurred	1,697	1,513
Paid related to:
Current year	(654)	(593)
Prior years	(847)	(810)
Total paid	(1,501)	(1,403)
Net balance as of end-of-period	5,596	5,302
Reinsurance recoverable	155	147
Balance as of end-of-period	$5,751	$5,449

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,637	$536
Cumulative effect from adoption of new accounting standard	40	-
Unrealized holding gains (losses) arising during the period	3,583	6,623
Change in foreign currency exchange rate adjustment	(94)	2
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,358)	(1,904)
Income tax benefit (expense)	(452)	(1,004)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(41)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL	50	(6)
Income tax benefit (expense)	(2)	6
Balance as of end-of-period	$7,349	$4,275
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$40	$29
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(40)	-
Gross OTTI recognized in OCI during the period	-	(14)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	17
Change in DAC, VOBA, DSI and DFEL	-	(4)
Income tax benefit (expense)	-	(3)
Balance as of end-of-period	$-	$30
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Unrealized holding gains (losses) arising during the period	421	189
Change in foreign currency exchange rate adjustment	97	(5)
Change in DAC, VOBA, DSI and DFEL	(104)	(4)
Income tax benefit (expense)	(88)	(38)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	31	21
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(1)
Income tax benefit (expense)	(5)	(4)
Balance as of end-of-period	$488	$245
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(25)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(22)	$(25)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(41)	$(22)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	50	(6)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	9	(28)	operations before taxes
Income tax benefit (expense)	(2)	6	Federal income tax expense (benefit)
Reclassification, net of income tax	$7	$(22)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$5	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	5	operations before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$4	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Foreign currency contracts	22	15	Net investment income
Foreign currency contracts	8	4	Total realized gain (loss)
Total gross reclassifications	31	21
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	24	20	operations before taxes
Income tax benefit (expense)	(5)	(4)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$19	$16	Net income (loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed maturity AFS securities:
Gross gains	$20	$19	$25	$31
Gross losses	(58)	(17)	(66)	(42)
Credit loss expense, net	(3)	-	(21)	-
Gross OTTI	-	(4)	-	(12)
Realized gain (loss) on equity securities (1)	4	2	(14)	7
Credit loss expense on mortgage loans on real estate	(111)	(1)	(181)	(1)
Other gain (loss) on investments	(8)	(4)	(8)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	18	(5)	43	(7)
Total realized gain (loss) related to certain financial assets	(138)	(10)	(222)	(29)
Realized gain (loss) on the mark-to-market on certain instruments (2)(3)	(235)	(175)	(51)	(412)
Indexed annuity and IUL contracts net derivatives results: (4)
Gross gain (loss)	(1)	(41)	(50)	(76)
Associated amortization of DAC, VOBA, DSI and DFEL	-	8	15	9
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(51)	(52)	(110)	(106)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(17)	(14)
Total realized gain (loss)	$(433)	$(278)	$(435)	$(628)

(1)Includes market adjustments on equity securities still held of $4 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $(13) million and $8 million for the six months ended June 30, 2020 and 2019, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding modified coinsurance.

(3)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(2) million for the three months ended June 30, 2020 and $5 million for the six months ended June 30, 2020.

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

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$111,858	$111,858	$103,773	$103,773
Trading securities	4,590	4,590	4,602	4,602
Equity securities	87	87	103	103
Mortgage loans on real estate	16,489	18,293	16,244	16,774
Derivative investments (1)	2,957	2,957	1,911	1,911
Other investments	3,173	3,173	2,554	2,554
Cash and invested cash	3,219	3,219	1,879	1,879
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	3,081	3,081	60	60
Indexed annuity ceded embedded derivatives	664	664	927	927
Separate account assets	146,787	146,787	153,571	153,571

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,272)	(2,272)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,868)	(1,868)	(1,900)	(1,900)
Account values of certain investment contracts	(40,049)	(57,325)	(38,606)	(46,781)
Short-term debt	(628)	(628)	(609)	(609)
Long-term debt	(2,401)	(2,685)	(2,414)	(2,714)
Reinsurance related embedded derivatives	(323)	(323)	(375)	(375)
Other liabilities:
Derivative liabilities (1)	(439)	(439)	(238)	(238)
GLB direct embedded derivatives	(3,086)	(3,086)	-	-
GLB ceded embedded derivatives	-	-	(510)	(510)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of June 30,
2020
Commercial mortgage loans: (1)
Fair value	$777
Aggregate contractual principal	756
-

(1)As of June 30, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$87,283	$6,975	$94,258
U.S. government bonds	431	32	5	468
State and municipal bonds	-	6,166	-	6,166
Foreign government bonds	-	346	86	432
RMBS	-	3,028	2	3,030
CMBS	-	1,225	1	1,226
ABS	-	5,286	424	5,710
Hybrid and redeemable preferred securities	72	406	90	568
Mortgage loans on real estate	-	777	-	777
Trading securities	5	3,912	673	4,590
Equity securities	12	46	29	87
Derivative investments (1)	-	2,344	2,020	4,364
Cash and invested cash	-	3,219	-	3,219
Other assets:
GLB ceded embedded derivatives	-	-	3,081	3,081
Indexed annuity ceded embedded derivatives	-	-	664	664
Separate account assets	552	146,225	-	146,777
Total assets	$1,072	$260,295	$14,050	$275,417

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,272)	$(2,272)
Reinsurance related embedded derivatives	-	(323)	-	(323)
Other liabilities:
Derivative liabilities (1)	-	(421)	(1,425)	(1,846)
GLB direct embedded derivatives	-	-	(3,086)	(3,086)
Total liabilities	$-	$(744)	$(6,783)	$(7,527)

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

	For the Three Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,755	$1	$193	$(20)	$46	$6,975
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	87	-	(1)	-	-	86
RMBS	1	-	-	-	1	2
CMBS	1	-	-	-	-	1
ABS	196	-	6	236	(14)	424
Hybrid and redeemable
preferred securities	72	-	4	(4)	18	90
Trading securities	651	28	-	(14)	8	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	2,027	(1,402)	(12)	(18)	-	595
Other assets: (4)
GLB ceded embedded derivatives	4,589	(1,508)	-	-	-	3,081
Indexed annuity ceded embedded derivatives	799	304	-	(439)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,380)	(831)	-	(61)	-	(2,272)
Other liabilities – GLB direct embedded
derivatives (4)	(4,596)	1,510	-	-	-	(3,086)
Total, net	$9,237	$(1,899)	$190	$(320)	$59	$7,267

	For the Three Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$5,911	$1	$24	$194	$(69)	$6,061
Foreign government bonds	110	-	3	-	-	113
CMBS	2	-	-	-	-	2
ABS	178	-	1	259	(118)	320
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	236	2	-	371	(86)	523
Equity securities	25	-	-	43	-	68
Derivative investments	267	71	69	59	-	466
Other assets: (4)
GLB direct embedded derivatives	439	(439)	-	-	-	-
GLB ceded embedded derivatives	50	61	-	-	-	111
Indexed annuity ceded embedded derivatives	872	44	-	(13)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,730)	(154)	-	(89)	-	(1,973)
Other liabilities: (4)
GLB direct embedded derivatives	-	(1)	-	-	-	(1)
GLB ceded embedded derivatives	(489)	378	-	-	-	(111)
Total, net	$5,949	$(37)	$97	$824	$(273)	$6,560

	For the Six Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$1	$(174)	$82	$88	$6,975
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(4)	-	-	86
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	2	257	(103)	424
Hybrid and redeemable
preferred securities	78	-	(2)	(4)	18	90
Trading securities	666	(4)	-	(20)	31	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	868	(405)	267	(135)	-	595
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	3,021	-	-	-	3,081
Indexed annuity ceded embedded derivatives	927	189	-	(452)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	312	-	1	-	(2,272)
Other liabilities: (4)
GLB direct embedded derivatives	-	(3,086)	-	-	-	(3,086)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$87	$89	$(271)	$25	$7,267

	For the Six Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$-	$93	$402	$(86)	$6,061
Foreign government bonds	109	-	4	-	-	113
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
ABS	134	-	1	408	(223)	320
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	2	-	577	(123)	523
Equity securities	25	-	-	43	-	68
Derivative investments	533	(311)	115	129	-	466
Other assets: (4)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	39	-	-	-	111
Indexed annuity ceded embedded derivatives	902	121	-	(120)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(470)	-	(198)	-	(1,973)
Other liabilities: (4)
GLB direct embedded derivatives	-	(1)	-	-	-	(1)
GLB ceded embedded derivatives	(196)	85	-	-	-	(111)
Total, net	$6,200	$(658)	$216	$1,241	$(439)	$6,560

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$191	$(105)	$(36)	$(41)	$(29)	$(20)
ABS	242	-	-	(6)	-	236
Hybrid and redeemable
preferred securities	-	(4)	-	-	-	(4)
Trading securities	1	-	-	(15)	-	(14)
Equity securities	1	(1)	-	-	-	-
Derivative investments	131	(94)	(55)	-	-	(18)
Other assets – indexed annuity ceded
embedded derivatives	8	-	-	(447)	-	(439)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(92)	-	-	31	-	(61)
Total, net	$482	$(204)	$(91)	$(478)	$(29)	$(320)

	For the Three Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$291	$(16)	$(47)	$(34)	$-	$194
ABS	261	-	-	(2)	-	259
Trading securities	371	-	-	-	-	371
Equity securities	43	-	-	-	-	43
Derivative investments	141	4	(86)	-	-	59
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(34)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(149)	-	-	60	-	(89)
Total, net	$979	$(12)	$(133)	$(10)	$-	$824

	For the Six Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$483	$(197)	$(34)	$(92)	$(78)	$82
ABS	278	-	-	(21)	-	257
Hybrid and redeemable
preferred securities	-	(4)	-	-	-	(4)
Trading securities	38	(25)	-	(33)	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	249	(218)	(166)	-	-	(135)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	(469)	-	(452)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(81)	-	-	82	-	1
Total, net	$985	$(445)	$(200)	$(533)	$(78)	$(271)

	For the Six Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$578	$(31)	$(54)	$(84)	$(7)	$402
ABS	410	-	-	(2)	-	408
Trading securities	578	-	-	(1)	-	577
Equity securities	43	-	-	-	-	43
Derivative investments	272	(11)	(132)	-	-	129
Other assets – indexed annuity ceded
embedded derivatives	40	-	-	(160)	-	(120)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(296)	-	-	98	-	(198)
Total, net	$1,625	$(42)	$(186)	$(149)	$(7)	$1,241

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivative investments	$(1,361)	$18	$(466)	$(269)
Embedded derivatives:
Indexed annuity and IUL contracts	303	(44)	242	(76)
Other assets – GLB direct and ceded	1,662	(267)	(3,205)	213
Other liabilities – GLB direct and ceded	(1,662)	267	3,205	(213)
Total, net (1)	$(1,058)	$(26)	$(224)	$(345)

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

For the Six
Months Ended
June 30,
2020
Fixed maturity AFS securities:
Corporate bonds	$129
Foreign government bonds	(1)
ABS	5
Hybrid and redeemable preferred securities	3
Total, net	$136

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2020			June 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$131	$(85)	$46	$2	$(71)	$(69)
RMBS	1	-	1	-	-	-
ABS	14	(28)	(14)	-	(118)	(118)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	10	(2)	8	5	(91)	(86)
Total, net	$174	$(115)	$59	$7	$(280)	$(273)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2020			June 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$250	$(162)	$88	$85	$(171)	$(86)
RMBS	1	(10)	(9)	-	(7)	(7)
ABS	19	(122)	(103)	-	(223)	(223)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	33	(2)	31	5	(128)	(123)
Total, net	$321	$(296)	$25	$90	$(529)	$(439)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,920	Discounted cash flow	Liquidity/duration adjustment (2)	0.1%	-	79.9%	2.8%
Foreign government
bonds	47	Discounted cash flow	Liquidity/duration adjustment (2)	6.2%	-	9.0%	7.8%
ABS	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.7%	-	4.7%	4.7%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.4%	6.0%
Other assets – GLB ceded
embedded derivatives	3,081	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.02%	-	0.28%	0.20%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

Indexed annuity ceded
embedded derivatives	664	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(2,272)	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(3,086)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.02%	-	0.28%	0.20%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Operating revenues:
Annuities	$951	$1,065	$1,972	$2,153
Retirement Plan Services	278	296	571	585
Life Insurance	1,541	1,686	3,264	3,269
Group Protection	1,199	1,155	2,423	2,293
Other Operations	44	50	79	106
Excluded realized gain (loss), pre-tax	(482)	(324)	(537)	(714)
Total revenues	$3,531	$3,928	$7,772	$7,692

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$235	$268	$557	$507
Retirement Plan Services	27	39	64	76
Life Insurance	(20)	171	169	330
Group Protection	39	68	78	122
Other Operations	(42)	(36)	(75)	(68)
Excluded realized gain (loss), after-tax	(381)	(255)	(424)	(564)
Benefit ratio unlocking, after-tax	-	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(3)	(33)	(7)	(48)
Net income (loss)	$(145)	$222	$358	$355

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three and six months ended June 30, 2020, compared with the corresponding period in 2019 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” as well as our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and any other reports we may file with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

•Further deterioration in general economic and business conditions that may affect account values, investment results and claims experience;

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

•Further declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, and demand for our products;

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit features of our variable annuity products;

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

The risks and uncertainties included here are not exhaustive.  Our most recent Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020, as well as other reports that we file with the SEC, include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020, for a discussion of certain risks relating to our business.

INTRODUCTION

Impact of COVID-19

The COVID-19 pandemic emerged in the United States in the first quarter of 2020 and led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. Although states have begun to gradually ease restrictions and the capital markets have started to recover, it is unclear when the economy and capital markets will operate under normal or near-normal conditions. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced in June 2020 that a recession began in March 2020, ending the longest expansion period in United States history. While the length and severity of the recession is unknown, the recession is likely to result in businesses and consumers spending less, including on the products the insurance industry markets and sells. As the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For more information on the expected and potential impacts of the COVID-19 pandemic on our business and financial condition, see “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. For more information on the unfavorable impacts we expect during the remainder of 2020 related to our business segments, see the “Additional Information” section within the results of operations for each of those segments below.

Actions in Response to COVID-19

We have taken several actions during 2020 to preserve our liquidity and capital position in response to the COVID-19 pandemic and ensuing economic and market conditions.

While the COVID-19 pandemic caused distribution disruption, we efficiently moved to a virtual sales environment across all of our distribution channels beginning in mid-March 2020. In addition, we have accelerated a plan already in place, in light of the low interest rate environment, to shift our new business mix to focus on products in line with our long-term growth strategies (including re-pricing actions and shifting our sales mix towards shorter-duration products, which are less sensitive to interest rates).

We also continue to focus on expense discipline. During the second quarter of 2020, we implemented a plan to significantly reduce expenses in 2020, and we expect to continue to manage expenses aggressively going forward.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MNA included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2019 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2019 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2019 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2020, we would have recorded favorable unlocking of approximately $75 million, pre-tax, for our Annuities segment, approximately $15 million, pre-tax, for our Retirement Plan Services segment and approximately $5 million, pre-tax, for our Life Insurance segment.

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

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$235	$268	$557	$507
Retirement Plan Services	27	39	64	76
Life Insurance	(20)	171	169	330
Group Protection	39	68	78	122
Other Operations	(42)	(36)	(75)	(68)
Excluded realized gain (loss), after-tax	(381)	(255)	(424)	(564)
Benefit ratio unlocking, after-tax	-	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(3)	(33)	(7)	(48)
Net income (loss)	$(145)	$222	$358	$355

Comparison of the Three Months Ended June 30, 2020 to 2019

Net income decreased due primarily to the following:

•Investment losses on alternative investments in 2020.

•Higher benefits driven by unfavorable mortality in our Life Insurance segment and unfavorable experience in our Group Protection segment.

•Higher realized losses.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2020 as compared to expense in 2019.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Aggressively managing expenses in response to the COVID-19 pandemic.

•Growth in average account values, business in force and group earned premiums.

•Lower incentive compensation expense.

Comparison of the Six Months Ended June 30, 2020 to 2019

Net income modestly increased due primarily to the following:

•Lower realized losses.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Aggressively managing expenses in response to the COVID-19 pandemic.

•Lower incentive compensation expense.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Higher benefits driven by unfavorable mortality in our Life Insurance segment and unfavorable experience in our Group Protection segment.

•Investment losses on alternative investments in 2020.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$22	$137	$75	$345
Fee income	524	541	1,064	1,065
Net investment income	251	267	559	507
Operating realized gain (loss) (2)	49	46	104	87
Amortization of deferred gain on
business sold through reinsurance	8	8	16	15
Other revenues (3)	97	66	154	134
Total operating revenues	951	1,065	1,972	2,153
Operating Expenses
Interest credited	192	163	382	324
Benefits (1)	44	155	133	374
Commissions and other expenses	445	436	809	871
Total operating expenses	681	754	1,324	1,569
Income (loss) from operations before taxes	270	311	648	584
Federal income tax expense (benefit)	35	43	91	77
Income (loss) from operations	$235	$268	$557	$507

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to a Modco reinsurance transaction.

Comparison of the Three Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

•Lower fee income driven by lower average daily variable account values.

•Higher commissions and other expenses driven by an increase in amortization expense, partially offset by expense efficiencies and lower incentive compensation as a result of production performance.

Comparison of the Six Months Ended June 30, 2020 to 2019

Income from operations for this segment increased due primarily to lower commissions and other expenses driven by a decrease in amortization expense, expense efficiencies and lower incentive compensation as a result of production performance.

The increase in income from operations was partially offset by the following:

•Higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by equity market performance.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

Additional Information

Strategic actions, such as shifting to products with higher returns, to manage our capital and liquidity position and respond in the low interest rate environment have contributed to lower deposits for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, and we expect this trend to continue into the third quarter of 2020.  For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and six months ended June 30, 2020 and 9% for the three and six months ended June 30, 2019.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums and fee income (1)	$56	$60	$116	$120
Net investment income	216	230	442	453
Other revenues (2)	6	6	13	12
Total operating revenues	278	296	571	585
Operating Expenses
Interest credited	153	145	303	290
Benefits	1	-	1	1
Commissions and other expenses	94	105	196	209
Total operating expenses	248	250	500	500
Income (loss) from operations before taxes	30	46	71	85
Federal income tax expense (benefit)	3	7	7	9
Income (loss) from operations	$27	$39	$64	$76

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020 and spread compression due to average new money rates trailing our current portfolio yields.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by expense efficiencies and lower incentive compensation as a result of production performance.

Additional Information

For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 19% and 15% for the three and six months ended June 30, 2020, respectively, compared to 10% and 13%, respectively, for the corresponding periods in 2019. During the second quarter of 2020, account values were negatively impacted by two large case terminations in the mid to large market.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21% and 22% as of June 30, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$178	$166	$349	$313
Fee income	819	853	1,697	1,682
Net investment income	543	663	1,210	1,270
Operating realized gain (loss) (2)	-	-	(2)	(1)
Amortization of deferred gain (loss) on
business sold through reinsurance	1	(1)	2	(2)
Other revenues	-	5	8	7
Total operating revenues	1,541	1,686	3,264	3,269
Operating Expenses
Interest credited	369	349	735	697
Benefits	962	813	1,809	1,618
Commissions and other expenses	241	311	518	545
Total operating expenses	1,572	1,473	3,062	2,860
Income (loss) from operations before taxes	(31)	213	202	409
Federal income tax expense (benefit)	(11)	42	33	79
Income (loss) from operations	$(20)	$171	$169	$330

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by lower amortization rates and expense efficiencies.

Strategies to Address Statutory Reserve Strain

We and our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels. Term products and other products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”), Actuarial Guideline 38 (“AG38”) and the principles-based reserving framework. For information on strategies we use to reduce the statutory reserve strain, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Statutory Capital and Surplus” below.

Additional Information

Strategic repricing actions to manage our capital and liquidity in the low interest rate environment have contributed to lower sales for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, and we expect this trend to continue for the remainder of 2020. We also continue to expect higher mortality during the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums	$1,086	$1,032	$2,179	$2,055
Net investment income	69	81	150	154
Other revenues (1)	44	42	94	84
Total operating revenues	1,199	1,155	2,423	2,293
Operating Expenses
Interest credited	1	1	3	3
Benefits	843	758	1,706	1,511
Commissions and other expenses	306	310	615	624
Total operating expenses	1,150	1,069	2,324	2,138
Income (loss) from operations before taxes	49	86	99	155
Federal income tax expense (benefit)	10	18	21	33
Income (loss) from operations	$39	$68	$78	$122

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life and disability businesses, partially offset by favorable experience in our dental business.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Lower commissions and other expenses driven by expense efficiencies and lower incentive compensation as a result of production performance.

Additional Information

Our total loss ratio for the three and six months ended June 30, 2020, was 77.8% and 78.1%, respectively, compared to 73.6% for the corresponding periods in 2019. The total loss ratio for the three and six months ended June 30, 2020, was driven by: unfavorable mortality primarily as a result of the impacts of the COVID-19 pandemic in our life business; and higher incidence and lower claim resolutions, in part due to impacts of COVID-19 in our disability business; partially offset by lower incidence in our dental business due to COVID-19. We continue to expect unfavorable loss ratios in our life business in 2020 as a result of the impacts of the COVID-19 pandemic, and we anticipate morbidity headwinds in our disability business related to the economic environment. For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. Also, we generally have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Net investment income	$32	$46	$69	$94
Other revenues	12	4	10	12
Total operating revenues	44	50	79	106
Operating Expenses
Interest credited	11	15	23	30
Benefits	20	21	38	40
Other expenses	24	11	18	31
Interest and debt expense	33	36	67	74
Strategic digitization expense	14	15	26	31
Total operating expenses	102	98	172	206
Income (loss) from operations before taxes	(58)	(48)	(93)	(100)
Federal income tax expense (benefit)	(16)	(12)	(18)	(32)
Income (loss) from operations	$(42)	$(36)	$(75)	$(68)

Comparison of the Three Months Ended June 30, 2020 to 2019

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in LNC’s stock price on liabilities related to our deferred compensation plans, as LNC’s stock price increased significantly during the second quarter of 2020, compared to a less significant increase during the second quarter of 2019.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments in 2020.

The increase in loss from operations was partially offset by higher other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased significantly during the second quarter of 2020, compared to a less significant increase during the second quarter of 2019.

Comparison of the Six Months Ended June 30, 2020 to 2019

Loss from operations for Other Operations increased due primarily to the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations and investment losses on alternative investments in 2020.

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation and unfavorable market impacts on tax preferred investment income.

The increase in loss from operations was partially offset by the following:

•Lower other expenses attributable to the effect of changes in LNC’s stock price on liabilities related to our deferred compensation plans, as LNC’s stock price decreased significantly during the six months ended June 30, 2020, compared to an increase during the six months ended June 30, 2019.

•Lower interest and debt expense driven by a decline in average interest rates.

•Lower strategic digitization expense as part of our strategic digitization initiative.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Consolidated Operations – Additional Information” in our 2019 Form 10-K.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$46	$102	$86
Total excluded realized gain (loss)	(482)	(324)	(537)	(714)
Total realized gain (loss), pre-tax	$(433)	$(278)	$(435)	$(628)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$(109)	$(8)	$(175)	$(23)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(185)	(138)	(40)	(324)
GLB fees ceded to LNBAR and attributed fees	(86)	(85)	(177)	(171)
Indexed annuity forward-starting option	(1)	(24)	(32)	(46)
Excluded realized gain (loss), after-tax	$(381)	$(255)	$(424)	$(564)

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

Comparison of the Three Months Ended June 30, 2020 to 2019

We had higher realized losses due primarily to an increase in our allowance for credit losses and unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

Comparison of the Six Months Ended June 30, 2020 to 2019

We had lower realized losses due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements, partially offset by an increase in our allowance for credit losses.

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

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(327) million and $(3.3) billion for the six months ended June 30, 2020 and 2019, respectively. In addition, during the first quarter of 2020, we received a capital contribution from LNC in the amount of $475 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2020, we had a net outstanding receivable (payable) of $1.1 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2020, we had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. As of June 30, 2020, we had investments with a carrying value of $4.3 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the six months ended June 30, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources, in addition to those discussed above, of approximately $2.0 billion to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. See also “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Introduction” herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language” above, you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2019, and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 71, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2020

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 10, 2020	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)