Form 10-Q
period 2020-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2020-11-09
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

 (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $100,682; 2019 – $93,307; allowance for credit losses: 2020 – $12; 2019 – $0)	$116,372	$103,773
Trading securities	4,574	4,602
Equity securities	120	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $794; 2019 – $0)	16,458	16,244
Policy loans	2,511	2,460
Derivative investments	3,235	1,911
Other investments	2,986	2,565
Total investments	146,256	131,658
Cash and invested cash	1,711	1,879
Deferred acquisition costs and value of business acquired	6,073	7,745
Premiums and fees receivable	497	464
Accrued investment income	1,273	1,109
Reinsurance recoverables, net of allowance for credit losses	19,015	19,164
Funds withheld reinsurance assets	539	542
Goodwill	1,778	1,778
Other assets	20,196	18,106
Separate account assets	152,975	153,571
Total assets	$350,313	$336,016

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,415	$35,717
Other contract holder funds	101,972	97,422
Short-term debt	466	609
Long-term debt	2,409	2,414
Reinsurance related embedded derivatives	476	375
Funds withheld reinsurance liabilities	8,184	5,566
Payables for collateral on investments	6,433	5,077
Other liabilities	14,218	13,680
Separate account liabilities	152,975	153,571
Total liabilities	326,548	314,431

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,809	11,312
Retained earnings	3,781	4,437
Accumulated other comprehensive income (loss)	8,175	5,836
Total stockholder’s equity	23,765	21,585
Total liabilities and stockholder’s equity	$350,313	$336,016

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Insurance premiums	$1,241	$1,276	$3,844	$3,989
Fee income	1,799	1,868	4,676	4,735
Net investment income	1,404	1,167	3,834	3,645
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(2)	-	(26)
Portion of loss recognized in other comprehensive income	-	-	-	13
Net other-than-temporary impairment losses on securities
recognized in earnings	-	(2)	-	(13)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(13)	(214)	(448)	(831)
Total realized gain (loss)	(13)	(216)	(448)	(844)
Amortization of deferred gain on business sold through reinsurance	9	7	27	20
Other revenues	131	125	410	373
Total revenues	4,571	4,227	12,343	11,918
Expenses
Interest credited	737	699	2,184	2,043
Benefits	2,350	2,282	6,042	5,826
Commissions and other expenses	1,899	1,493	4,065	3,833
Interest and debt expense	29	36	96	110
Strategic digitization expense	14	16	39	47
Total expenses	5,029	4,526	12,426	11,859
Income (loss) before taxes	(458)	(299)	(83)	59
Federal income tax expense (benefit)	(131)	(98)	(114)	(96)
Net income (loss)	(327)	(201)	31	155
Other comprehensive income (loss), net of tax	360	1,972	2,339	5,838
Comprehensive income (loss)	$33	$1,771	$2,370	$5,993

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Common Stock
Balance as of beginning-of-period	$11,799	$11,241	$11,312	$11,237
Capital contribution from Lincoln National Corporation	-	-	475	-
Stock compensation/issued for benefit plans	10	10	22	14
Balance as of end-of-period	11,809	11,251	11,809	11,251

Retained Earnings
Balance as of beginning-of-period	4,188	4,378	4,437	4,423
Cumulative effect from adoption of new accounting standards	-	-	(201)	-
Net income (loss)	(327)	(201)	31	155
Dividends paid to Lincoln National Corporation	(80)	(149)	(486)	(550)
Balance as of end-of-period	3,781	4,028	3,781	4,028

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,815	4,525	5,836	659
Other comprehensive income (loss), net of tax	360	1,972	2,339	5,838
Balance as of end-of-period	8,175	6,497	8,175	6,497
Total stockholder’s equity as of end-of-period	$23,765	$21,776	$23,765	$21,776

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$31	$155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	448	844
Trading securities purchases, sales and maturities, net	24	(2,552)
Amortization of deferred gain on business sold through reinsurance	(27)	(20)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	355	(281)
Premiums and fees receivable	(33)	129
Accrued investment income	(157)	(61)
Future contract benefits and other contract holder funds	(239)	727
Reinsurance related assets and liabilities	873	(1,765)
Accrued expenses	(188)	(24)
Federal income tax accruals	(236)	(305)
Cash management agreement	(1,694)	(775)
Other	50	236
Net cash provided by (used in) operating activities	(793)	(3,692)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,107)	(11,074)
Sales of available-for-sale securities and equity securities	1,354	6,454
Maturities of available-for-sale securities	3,581	4,932
Purchases of alternative investments	(265)	(344)
Sales and repayments of alternative investments	116	104
Issuance of mortgage loans on real estate	(1,221)	(3,430)
Repayment and maturities of mortgage loans on real estate	835	747
Issuance (repayment) of policy loans, net	(51)	33
Net change in collateral on investments, derivatives and related settlements	2,207	1,047
Other	(113)	(194)
Net cash provided by (used in) investing activities	(5,664)	(1,725)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	475	-
Payment of long-term debt, including current maturities	(30)	(28)
Issuance of long-term debt, net of issuance costs	30	28
Issuance (payment) of short-term debt	(142)	281
Proceeds from certain financing arrangements	69	50
Deposits of fixed account values, including the fixed portion of variable	10,544	11,549
Withdrawals of fixed account values, including the fixed portion of variable	(4,590)	(4,349)
Transfers to and from separate accounts, net	427	(1,142)
Common stock issued for benefit plans	(8)	(32)
Dividends paid to Lincoln National Corporation	(486)	(550)
Net cash provided by (used in) financing activities	6,289	5,807

Net increase (decrease) in cash, invested cash and restricted cash	(168)	390
Cash, invested cash and restricted cash as of beginning-of-year	1,879	1,848
Cash, invested cash and restricted cash as of end-of-period	$1,711	$2,238

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2020

The adoption of this standard and related amendments resulted in the recognition of a cumulative effect decrease of $216 million, net of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”) and changes in other contract holder funds, after-tax, to retained earnings. The overall adjustment recorded our allowance for credit losses as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables. Upon adoption of the standard, the concept of other-than-temporary impairment (“OTTI”) no longer exists; however, our prior period presentation herein is reflective of OTTI recorded in those periods.

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

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. On November 5, 2020, the FASB issued ASU 2020-11, which amends the ASU to defer the effective date for large public SEC filers to January 1, 2023, with early adoption permitted.

		January 1, 2023	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion as of September 30, 2020, and December 31, 2019. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $8 million and $13 million as of September 30, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of $1 million for the nine months ended September 30, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$83,945	$13,813	$341	$11	$97,406
U.S. government bonds	369	91	-	-	460
State and municipal bonds	5,043	1,477	3	-	6,517
Foreign government bonds	353	81	3	-	431
RMBS	2,654	310	-	1	2,963
CMBS	1,308	114	1	-	1,421
ABS	6,465	140	22	-	6,583
Hybrid and redeemable preferred securities	545	88	42	-	591
Total fixed maturity AFS securities	$100,682	$16,114	$412	$12	$116,372

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,875	$9,071	$172	$(5)	$87,779
U.S. government bonds	355	48	-	-	403
State and municipal bonds	4,605	1,087	7	-	5,685
Foreign government bonds	326	62	-	-	388
RMBS	2,820	179	9	(18)	3,008
CMBS	1,038	45	1	(1)	1,083
ABS	4,803	62	17	(35)	4,883
Hybrid and redeemable preferred securities	485	79	20	-	544
Total fixed maturity AFS securities	$93,307	$10,633	$226	$(59)	$103,773

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

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,435	$3,468
Due after one year through five years	14,463	15,292
Due after five years through ten years	19,302	21,510
Due after ten years	53,055	65,135
Subtotal	90,255	105,405
Structured securities (RMBS, CMBS, ABS)	10,427	10,967
Total fixed maturity AFS securities	$100,682	$116,372

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$5,323	$246	$648	$95	$5,971	$341
State and municipal bonds	183	3	-	-	183	3
Foreign government bonds	49	3	-	-	49	3
CMBS	53	1	1	-	54	1
ABS	3,327	13	369	9	3,696	22
Hybrid and redeemable
preferred securities	111	20	92	22	203	42
Total fixed maturity AFS securities	$9,046	$286	$1,110	$126	$10,156	$412

Total number of fixed maturity AFS securities in an unrealized loss position						1,191

(1)We recognized $3 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$171	$62	27
Six months or greater, but less than nine months	126	54	21
Twelve months or greater	30	13	22
Total	$327	$129	70

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

Our gross unrealized losses on fixed maturity AFS securities increased by $183 million for the nine months ended September 30, 2020. As discussed further below, we believe the unrealized loss position as of September 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Evaluation for Credit Loss Impairment

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses.

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

In periods subsequent to the recognition of a credit loss impairment through an allowance, we continue to reassess the expected cash flows of the fixed maturity AFS security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of a fixed maturity AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on fixed maturity AFS securities is written off when deemed uncollectible.

Determination of Credit Losses on Corporate Bonds

To determine the recovery value of a corporate bond, CLO or collateralized debt obligation (“CDO”), we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and $3.1 billion, respectively, and a fair value of $3.7 billion and $3.1 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security requires an allowance for credit losses. The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods. We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Second lien loans are assigned 100% severity, if defaulted. For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for a credit loss by comparing the expected cash flows to amortized cost. To the extent that the security has already been impaired through a recognized credit loss allowance or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no allowance is required. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then an impairment through a credit loss allowance is recognized.

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

These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment through a credit loss allowance for the security.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	September 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$19	$1	$1	$21
Additions for securities for which credit losses were not
previously recognized	5	-	-	5
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	(1)	(4)
Reductions for securities charged-off	(10)	-	-	(10)
Balance as of end-of-period (2)	$11	$1	$-	$12

	For the Nine
	Months Ended
	September 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	39	1	1	41
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	(1)	(4)
Reductions for securities disposed	(15)	-	-	(15)
Reductions for securities charged-off	(10)	-	-	(10)
Balance as of end-of-period (2)	$11	$1	$-	$12

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of September 30, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Balance as of beginning-of-period	$244	$337
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	11
Credit losses on securities for which an
OTTI was previously recognized	1	3
Decreases attributable to:
Securities sold, paid down or matured	(37)	(142)
Balance as of end-of-period	$209	$209

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

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,918	$589	$16,507	$15,525	$659	$16,184
30 to 59 days past due	-	26	26	3	27	30
60 to 89 days past due	-	13	13	-	10	10
90 or more days past due	-	79	79	-	16	16
Allowance for credit losses	(171)	(30)	(201)	-	(2)	(2)
Unamortized premium (discount)	(15)	23	8	-	-	-
Mark-to-market gains (losses) (1)	26	-	26	(17)	23	6
Total carrying value	$15,758	$700	$16,458	$15,511	$733	$16,244

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of September 30, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of September 30, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 33% and 34% of residential mortgage loans on real estate as of September 30, 2020, and December 31, 2019, respectively, and Florida, which accounted for 19% and 20% of residential mortgage loans on real estate as of September 30, 2020, and December 31, 2019, respectively.

As of September 30, 2020, and December 31, 2019, we had 160 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

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

Mortgage loans on real estate are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of September 30, 2020, and December 31, 2019.

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

For our residential mortgage loans, there were 74 specifically identified impaired loans with an aggregate carrying value of $35 million as of September 30, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average carrying value for impaired mortgage loans on real estate	$31	$-	$17	$-
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	82	-	17
Total	$-	$82	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,599	91.8%	2.43	$14,121	91.0%	2.35
65% to 74%	1,268	8.0%	1.82	1,389	9.0%	1.88
75% to 100%	36	0.2%	1.24	1	0.0%	1.09
Total	$15,903	100.0%		$15,511	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$951	3.29	$85	1.67	$-	-	$1,036
2019	2,933	2.30	448	1.74	-	-	3,381
2018	2,368	2.22	221	1.53	-	-	2,589
2017	1,797	2.33	170	2.62	-	-	1,967
2016	1,689	2.44	204	1.62	28	1.30	1,921
2015 and prior	4,861	2.47	140	1.89	8	1.03	5,009
Total	$14,599		$1,268		$36		$15,903

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$648	88.8%	$718	97.7%
Nonperforming	82	11.2%	17	2.3%
Total	$730	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$125	$8	$133
2019	338	58	396
2018	185	16	201
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$648	$82	$730

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30, 2020			September 30, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Balance as of beginning-of-period	$234	$37	$271	$-	$2	$2
Impact of adopting ASU 2016-13	-	-	-	61	26	87
Additions from provision for credit
loss expense (1)	-	-	-	173	9	182
Additions from purchases of PCD
mortgage loans on real estate	-	-	-	-	-	-
Additions (reductions) for mortgage
loans on real estate for which credit
losses were previously recognized	(63)	(7)	(70)	(63)	(7)	(70)
Balance as of end-of-period (2)	$171	$30	$201	$171	$30	$201

(1)Due to recent improving economic projections, the provision for credit loss expense decreased by $70 million for the three months ended September 30, 2020. Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $112 million for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we recognized no credit loss expense related to unfunded commitments for mortgage loans on real estate, and we had no realized losses for disposals of mortgage loans on real estate. For the nine months ended September 30, 2020, we recognized $1 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate, and we had $1 million of realized losses for disposals of mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of September 30, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three and nine months ended September 30, 2019.

Alternative Investments

As of September 30, 2020, and December 31, 2019, alternative investments included investments in 270 and 256 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(21)	$(12)
RMBS	-	-	(1)	(1)
ABS	1	-	-	(1)
Gross credit loss expense recognized in net income (loss)	(1)	(2)	(22)	(14)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	1
Net credit loss expense recognized in net income (loss)	$(1)	$(2)	$(21)	$(13)

(1) For the three and nine months ended September 30, 2020, we recognized credit loss expense incurred and write-downs taken as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three and nine months ended September 30, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended September 30, 2019, we recorded no OTTI recognized in OCI. During the nine months ended September 30, 2019, we recorded $13 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,172	$3,172	$1,383	$1,383
Securities pledged under securities lending agreements (2)	131	127	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	5,029	3,580	5,480
Total payables for collateral on investments	$6,433	$8,328	$5,077	$6,973

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Collateral payable for derivative investments	$1,789	$1,072
Securities pledged under securities lending agreements	17	19
Securities pledged under repurchase agreements	-	(2)
Investments pledged for FHLBI	(450)	(350)
Total increase (decrease) in payables for collateral on investments	$1,356	$739

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$127	$-	$-	$-	$127
Foreign government bonds	4	-	-	-	4
Total gross secured borrowings	$131	$-	$-	$-	$131

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million. As of September 30, 2020, we have re-pledged none of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2020, our investment commitments were $1.6 billion, which included $1.1 billion of LPs, $343 million of private placement securities and $159 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.2 and $1.3 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.8 billion and $18.2 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $18.1 billion and $15.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Call Options Based on the S&P 500 Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products.

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features. These GLB features are reinsured among various reinsurance counterparties on a coinsurance basis. We cede a portion of the GLB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned subsidiary of LNC, on a funds withheld coinsurance basis. The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risks. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off. However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,234	$169	$2	$1,174	$108	$12
Foreign currency contracts (1)	2,871	320	36	2,874	191	51
Total cash flow hedges	4,105	489	38	4,048	299	63
Fair value hedges:
Interest rate contracts (1)	530	-	301	546	-	202
Non-Qualifying Hedges
Interest rate contracts (1)	131,973	1,752	142	112,921	1,082	219
Foreign currency contracts (1)	239	3	-	262	1	3
Equity market contracts (1)	68,727	2,211	1,070	43,283	1,442	664
Credit contracts (1)	54	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	1,106	-	450	-
GLB ceded (2)	-	1,105	-	-	60	510
Reinsurance related (3)	-	-	476	-	-	375
Indexed annuity and IUL contracts (2) (4)	-	536	2,688	-	927	2,585
Total derivative instruments	$205,628	$6,096	$5,821	$161,115	$4,261	$4,621

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2020
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$14,583	$55,297	$27,601	$35,879	$377	$133,737
Foreign currency contracts (2)	176	387	967	1,580	-	3,110
Equity market contracts	34,706	20,651	5,504	12	7,854	68,727
Credit contracts	-	-	54	-	-	54
Total derivative instruments
with notional amounts	$49,465	$76,335	$34,126	$37,471	$8,231	$205,628

(1)As of September 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 1, 2022.

(2)As of September 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$854	$776	$302	$202

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	75	173
Foreign currency contracts	213	114
Change in foreign currency exchange rate adjustment	(16)	80
Change in DAC, VOBA, DSI and DFEL	(70)	(3)
Income tax benefit (expense)	(43)	(77)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Foreign currency contracts (1)	46	25
Foreign currency contracts (2)	6	9
Associated amortization of DAC, VOBA, DSI and DFEL	(14)	(1)
Income tax benefit (expense)	(8)	(7)
Balance as of end-of-period	$308	$378

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2020		2019
	Realized	Net	Realized	Net
	Gain	Investment	Gain	Investment
	(Loss)	Income	(Loss)	Income
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are Recorded	$(13)	$1,404	(216)	$1,167

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(21)	-	44
Derivatives designated as hedging instruments	-	21	-	(44)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	24	5	10

Non-Qualifying Hedges
Interest rate contracts	(374)	-	698	-
Equity market contracts	949	-	172	-
Credit contracts	1	-	-	-
Embedded derivatives:
GLB	4	-	(1)	-
Reinsurance related	(127)	-	(156)	-
Indexed annuity and IUL contracts	(105)	-	(23)	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2020		2019
	Realized	Net	Realized	Net
	Gain	Investment	Gain	Investment
	(Loss)	Income	(Loss)	Income
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are Recorded	$(448)	$3,834	$(844)	$3,645

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	100	-	101
Derivatives designated as hedging instruments	-	(100)	-	(101)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	-	2
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	46	9	25

Non-Qualifying Hedges
Interest rate contracts	1,795	-	1,624	-
Equity market contracts	565	-	(241)	-
Credit contracts	(4)	-	-	-
Embedded derivatives:
GLB	(1)	-	(1)	-
Reinsurance related	(141)	-	(716)	-
Indexed annuity and IUL contracts	396	-	(372)	-

As of September 30, 2020, $48 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2020, we did not have any exposure related to credit default swaps for which we are the seller.

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Maximum potential payout	$-	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2020, or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$818	$(1)	$441	$(22)
A+	1,648	(98)	549	(168)
A	45	-	36	-
A-	661	-	355	-
	$3,172	$(99)	$1,381	$(190)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,455	$1,641	$6,096
Gross amounts offset	(1,220)	-	(1,220)
Net amount of assets	3,235	1,641	4,876
Gross amounts not offset:
Cash collateral	(3,172)	-	(3,172)
Non-cash collateral	(48)	-	(48)
Net amount	$15	$1,641	$1,656

Financial Liabilities
Gross amount of recognized liabilities	$592	$4,270	$4,862
Gross amounts offset	-	-	-
Net amount of liabilities	592	4,270	4,862
Gross amounts not offset:
Cash collateral	(99)	-	(99)
Non-cash collateral	-	-	-
Net amount	$493	$4,270	$4,763

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,381)	-	(1,381)
Non-cash collateral	(242)	-	(242)
Net amount	$288	$1,437	$1,725

Financial Liabilities
Gross amount of recognized liabilities	$771	$3,470	$4,241
Gross amounts offset	(15)	-	(15)
Net amount of liabilities	756	3,470	4,226
Gross amounts not offset:
Cash collateral	(190)	-	(190)
Non-cash collateral	-	-	-
Net amount	$566	$3,470	$4,036

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 29% and 137% for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 33% for the three months ended September 30, 2019, and was not considered meaningful for the nine months ended September 30, 2019. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction (“DRD”) and tax credits.

For the three and nine months ended September 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items being additive to the tax benefit at 21% on pre-tax losses.

For the three months ended September 30, 2019, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items being additive to the tax benefit at 21% on pre-tax losses. For the nine months ended September 30, 2019, losses reduced pre-tax income to a level that, when computing tax expense at the prevailing corporate federal income tax rate of 21% and then adding the effects of preferential tax items, produced a tax benefit that then resulted in a non-meaningful negative effective tax rate based on the relationship between tax benefit and pre-tax income.

7. Reinsurance

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. We established an allowance for credit losses of $190 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The allowance for credit losses is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

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

Reinsurance recoverables are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $5.9 billion and $6.6 billion as of September 30, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2020	2019
Fixed maturity AFS securities	$1,630	$2,308
Trading securities	3,488	3,534
Equity securities	17	14
Commercial mortgage loans	794	698
Derivative investments	95	130
Other investments	116	94
Cash and invested cash	117	62
Accrued investment income	43	57
Other assets	3	-
Total	$6,303	$6,897

In addition, the portfolio was supported by $186 million of over-collateralization and a $175 million letter of credit as of September 30, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$101,215	$101,601
Net amount at risk (2)	156	71
Average attained age of contract holders	66 years	65 years

Minimum Return
Total account value	$91	$92
Net amount at risk (2)	13	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,348	$25,763
Net amount at risk (2)	497	384
Average attained age of contract holders	72 years	71 years

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

	For the Nine
	Months Ended
	September 30,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	46	(16)
Benefits paid	(21)	(15)
Balance as of end-of-period	$142	$130

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Asset Type
Domestic equity	$63,423	$64,093
International equity	18,871	19,852
Fixed income	41,175	41,405
Total	$123,469	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 36% and 35% of total life insurance in-force reserves as of September 30, 2020, and December 31, 2019, respectively. UL and VUL products with secondary guarantees represented 32% of total life insurance sales for the three and nine months ended September 30, 2020, compared to 25% and 28%, respectively, for the corresponding periods in 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	2,615	2,370
Prior years:
Interest	116	117
All other incurred (1)	(157)	(203)
Total incurred	2,574	2,284
Paid related to:
Current year	(1,184)	(1,046)
Prior years	(1,118)	(1,091)
Total paid	(2,302)	(2,137)
Net balance as of end-of-period	5,672	5,339
Reinsurance recoverable	149	148
Balance as of end-of-period	$5,821	$5,487

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. The court has not yet set a trial date, and we continue to vigorously defend this action.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. We are vigorously defending this matter.

11. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,637	$536
Cumulative effect from adoption of new accounting standard	40	-
Unrealized holding gains (losses) arising during the period	5,190	9,407
Change in foreign currency exchange rate adjustment	19	(80)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,392)	(2,271)
Income tax benefit (expense)	(603)	(1,502)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(46)	(16)
Associated amortization of DAC, VOBA, DSI and DFEL	48	(11)
Income tax benefit (expense)	-	6
Balance as of end-of-period	$7,889	$6,111
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$40	$29
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(40)	-
Gross OTTI recognized in OCI during the period	-	(14)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	20
Change in DAC, VOBA, DSI and DFEL	-	(3)
Income tax benefit (expense)	-	(4)
Balance as of end-of-period	$-	$33
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119
Unrealized holding gains (losses) arising during the period	288	287
Change in foreign currency exchange rate adjustment	(16)	80
Change in DAC, VOBA, DSI and DFEL	(70)	(3)
Income tax benefit (expense)	(43)	(77)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	54	36
Associated amortization of DAC, VOBA, DSI and DFEL	(14)	(1)
Income tax benefit (expense)	(8)	(7)
Balance as of end-of-period	$308	$378
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(25)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(22)	$(25)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(46)	$(16)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	48	(11)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	2	(27)	operations before taxes
Income tax benefit (expense)	-	6	Federal income tax expense (benefit)
Reclassification, net of income tax	$2	$(21)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$4	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	4	operations before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Foreign currency contracts	46	25	Net investment income
Foreign currency contracts	6	9	Total realized gain (loss)
Total gross reclassifications	54	36
Associated amortization of DAC,
VOBA, DSI and DFEL	(14)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	40	35	operations before taxes
Income tax benefit (expense)	(8)	(7)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$32	$28	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed maturity AFS securities:
Gross gains	$-	$7	$26	$39
Gross losses	(6)	(12)	(72)	(55)
Credit loss benefit (expense) (1)	(1)	-	(21)	-
Gross OTTI	-	(2)	-	(14)
Realized gain (loss) on equity securities (2)	5	(17)	(9)	(10)
Credit loss benefit (expense) on mortgage loans on real estate	70	(1)	(111)	(2)
Other gain (loss) on investments	2	(4)	(7)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(8)	(5)	34	(12)
Total realized gain (loss) related to certain financial assets	62	(34)	(160)	(63)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(51)	(104)	(102)	(515)
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	47	(21)	(2)	(97)
Associated amortization of DAC, VOBA, DSI and DFEL	(20)	(2)	(5)	7
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(46)	(47)	(157)	(153)
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(8)	(22)	(23)
Total realized gain (loss)	$(13)	$(216)	$(448)	$(844)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $5 million and $(17) million for the three months ended September 30, 2020 and 2019, respectively, and $(8) million and $(11) million for the nine months ended September 30, 2020 and 2019, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $3 million for the three months ended September 30, 2020 and $8 million for the nine months ended September 30, 2020.

(5)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$116,372	$116,372	$103,773	$103,773
Trading securities	4,574	4,574	4,602	4,602
Equity securities	120	120	103	103
Mortgage loans on real estate	16,458	18,145	16,244	16,774
Derivative investments (1)	3,235	3,235	1,911	1,911
Other investments	2,976	2,976	2,554	2,554
Cash and invested cash	1,711	1,711	1,879	1,879
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	1,105	1,105	60	60
Indexed annuity ceded embedded derivatives	536	536	927	927
Separate account assets	152,975	152,975	153,571	153,571

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,688)	(2,688)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,860)	(1,860)	(1,900)	(1,900)
Account values of certain investment contracts	(40,437)	(56,321)	(38,606)	(46,781)
Short-term debt	(466)	(466)	(609)	(609)
Long-term debt	(2,409)	(2,736)	(2,414)	(2,714)
Reinsurance related embedded derivatives	(476)	(476)	(375)	(375)
Other liabilities:
Derivative liabilities (1)	(331)	(331)	(238)	(238)
GLB direct embedded derivatives	(1,106)	(1,106)	-	-
GLB ceded embedded derivatives	-	-	(510)	(510)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes commercial mortgage loans for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco arrangements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss) for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of
September 30,
2020
Commercial mortgage loans: (1)
Fair value	$794
Aggregate contractual principal	770
-

(1)As of September 30, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$90,199	$7,207	$97,406
U.S. government bonds	423	37	-	460
State and municipal bonds	-	6,517	-	6,517
Foreign government bonds	-	365	66	431
RMBS	-	2,961	2	2,963
CMBS	-	1,420	1	1,421
ABS	-	6,170	413	6,583
Hybrid and redeemable preferred securities	61	426	104	591
Mortgage loans on real estate	-	794	-	794
Trading securities	5	4,034	535	4,574
Equity securities	22	49	49	120
Derivative investments (1)	-	2,176	2,279	4,455
Cash and invested cash	-	1,711	-	1,711
Other assets:
GLB ceded embedded derivatives	-	-	1,105	1,105
Indexed annuity ceded embedded derivatives	-	-	536	536
Separate account assets	720	152,246	-	152,966
Total assets	$1,231	$269,105	$12,297	$282,633

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,688)	$(2,688)
Reinsurance related embedded derivatives	-	(476)	-	(476)
Other liabilities:
Derivative liabilities (1)	-	(420)	(1,131)	(1,551)
GLB direct embedded derivatives	-	-	(1,106)	(1,106)
Total liabilities	$-	$(896)	$(4,925)	$(5,821)

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

	For the Three Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,975	$(7)	$191	$64	$(16)	$7,207
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	86	-	-	(20)	-	66
RMBS	2	-	-	-	-	2
CMBS	1	-	-	-	-	1
ABS	424	-	3	60	(74)	413
Hybrid and redeemable
preferred securities	90	-	1	13	-	104
Trading securities	673	2	-	(119)	(21)	535
Equity securities	29	2	-	18	-	49
Derivative investments	595	958	-	(189)	(216)	1,148
Other assets: (4)
GLB ceded embedded derivatives	3,081	(1,976)	-	-	-	1,105
Indexed annuity ceded embedded derivatives	664	295	-	(423)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,272)	(400)	-	(16)	-	(2,688)
Other liabilities – GLB direct embedded
derivatives (4)	(3,086)	1,980	-	-	-	(1,106)
Total, net	$7,267	$854	$195	$(612)	$(332)	$7,372

	For the Three Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,061	$3	$(49)	$239	$51	$6,305
Foreign government bonds	113	-	2	-	-	115
RMBS	-	-	-	10	-	10
CMBS	2	-	-	7	-	9
ABS	320	-	1	69	(173)	217
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	523	10	-	146	(113)	566
Equity securities	68	(11)	-	(3)	-	54
Derivative investments	466	183	119	23	-	791
Other assets: (4)
GLB ceded embedded derivatives	111	733	-	-	-	844
Indexed annuity ceded embedded derivatives	903	7	-	(19)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,973)	(30)	-	(95)	-	(2,098)
Other liabilities: (4)
GLB direct embedded derivatives	(1)	(845)	-	-	-	(846)
GLB ceded embedded derivatives	(111)	111	-	-	-	-
Total, net	$6,560	$161	$73	$377	$(235)	$6,936

	For the Nine Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$(6)	$17	$146	$72	$7,207
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	90	-	(4)	(20)	-	66
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	5	317	(177)	413
Hybrid and redeemable
preferred securities	78	-	(1)	9	18	104
Trading securities	666	(2)	-	(139)	10	535
Equity securities	30	1	-	18	-	49
Derivative investments	868	555	267	(326)	(216)	1,148
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	1,045	-	-	-	1,105
Indexed annuity ceded embedded derivatives	927	484	-	(875)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	(88)	-	(15)	-	(2,688)
Other liabilities: (4)
GLB direct embedded derivatives	-	(1,106)	-	-	-	(1,106)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$943	$284	$(885)	$(307)	$7,372

	For the Nine Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$3	$44	$641	$(35)	$6,305
Foreign government bonds	109	-	6	-	-	115
RMBS	7	-	-	10	(7)	10
CMBS	2	-	-	7	-	9
ABS	134	-	2	477	(396)	217
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	12	-	723	(236)	566
Equity securities	25	(11)	-	40	-	54
Derivative investments	533	(129)	235	152	-	791
Other assets: (4)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	772	-	-	-	844
Indexed annuity ceded embedded derivatives	902	128	-	(139)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(500)	-	(293)	-	(2,098)
Other liabilities: (4)
GLB direct embedded derivatives	-	(846)	-	-	-	(846)
GLB ceded embedded derivatives	(196)	196	-	-	-	-
Total, net	$6,200	$(498)	$290	$1,618	$(674)	$6,936

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-period. For fixed maturity AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$182	$(53)	$(3)	$(17)	$(45)	$64
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	74	-	-	(14)	-	60
Hybrid and redeemable
preferred securities	13	-	-	-	-	13
Trading securities	15	-	(20)	(114)	-	(119)
Equity securities	18	-	-	-	-	18
Derivative investments	126	(177)	(138)	-	-	(189)
Other assets – indexed annuity ceded
embedded derivatives	4	-	-	(427)	-	(423)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(88)	-	-	72	-	(16)
Total, net	$344	$(230)	$(181)	$(500)	$(45)	$(612)

	For the Three Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$323	$(4)	$(21)	$(43)	$(16)	$239
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	79	-	-	(10)	-	69
Trading securities	150	-	-	(4)	-	146
Equity securities	-	(3)	-	-	-	(3)
Derivative investments	131	(34)	(74)	-	-	23
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(28)	-	(19)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(124)	-	-	29	-	(95)
Total, net	$585	$(41)	$(95)	$(56)	$(16)	$377

	For the Nine Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$665	$(250)	$(37)	$(109)	$(123)	$146
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	352	-	-	(35)	-	317
Hybrid and redeemable
preferred securities	13	(4)	-	-	-	9
Trading securities	53	(25)	(20)	(147)	-	(139)
Equity securities	19	(1)	-	-	-	18
Derivative investments	374	(395)	(305)	-	-	(326)
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(896)	-	(875)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(170)	-	-	155	-	(15)
Total, net	$1,327	$(675)	$(382)	$(1,032)	$(123)	$(885)

	For the Nine Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$901	$(35)	$(75)	$(127)	$(23)	$641
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	489	-	-	(12)	-	477
Trading securities	728	-	-	(5)	-	723
Equity securities	43	(3)	-	-	-	40
Derivative investments	403	(46)	(205)	-	-	152
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(189)	-	(139)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(420)	-	-	127	-	(293)
Total, net	$2,211	$(84)	$(280)	$(206)	$(23)	$1,618

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivative investments	$731	$204	$265	$(65)
Embedded derivatives:
Indexed annuity and IUL contracts	340	(11)	582	(87)
Other assets – GLB direct and ceded	2,143	(665)	(1,062)	(452)
Other liabilities – GLB direct and ceded	(2,143)	665	1,062	452
Total, net (1)	$1,071	$193	$847	$(152)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2020
Fixed maturity AFS securities:
Corporate bonds	$139	$(154)
Foreign government bonds	-	(2)
ABS	3	-
Hybrid and redeemable preferred securities	1	(4)
Total, net	$143	$(160)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2020			September 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$38	$(54)	$(16)	$51	$-	$51
U.S. government bonds	-	(5)	(5)	-	-	-
ABS	-	(74)	(74)	-	(173)	(173)
Trading securities	-	(21)	(21)	-	(113)	(113)
Derivative investments	-	(216)	(216)	-	-	-
Total, net	$38	$(370)	$(332)	$51	$(286)	$(235)

1
	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2020			September 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$288	$(216)	$72	$136	$(171)	$(35)
U.S. government bonds	(5)	-	(5)	-	-	-
RMBS	1	(10)	(9)	-	(7)	(7)
ABS	18	(195)	(177)	-	(396)	(396)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	12	(2)	10	5	(241)	(236)
Derivative investments	-	(216)	(216)	-	-	-
Total, net	$332	$(639)	$(307)	$141	$(815)	$(674)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,009	Discounted cash flow	Liquidity/duration adjustment (2)	0.1%	-	15.8%	2.1%
Foreign government
bonds	27	Discounted cash flow	Liquidity/duration adjustment (2)	9.3%	-	9.3%	9.3%
ABS	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.3%	-	4.3%	4.3%
Equity securities	22	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.3%	5.9%
Other assets – GLB ceded
embedded derivatives	1,105	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.13%	-	1.62%	1.13%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.28%

Indexed annuity ceded
embedded derivatives	536	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(2,688)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(1,106)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.13%	-	1.62%	1.13%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.28%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Operating revenues:
Annuities	$1,082	$1,024	$3,055	$3,177
Retirement Plan Services	307	293	878	877
Life Insurance	2,032	1,995	5,297	5,264
Group Protection	1,184	1,136	3,607	3,429
Other Operations	37	47	115	152
Excluded realized gain (loss), pre-tax	(71)	(268)	(609)	(981)
Total revenues	$4,571	$4,227	$12,343	$11,918

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$32	$216	$589	$723
Retirement Plan Services	47	41	111	117
Life Insurance	(318)	(227)	(149)	103
Group Protection	6	61	85	184
Other Operations	(34)	(50)	(109)	(119)
Excluded realized gain (loss), after-tax	(56)	(212)	(480)	(775)
Benefit ratio unlocking, after-tax	-	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(4)	(30)	(12)	(78)
Net income (loss)	$(327)	$(201)	$31	$155

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three and nine months ended September 30, 2020, compared with the corresponding periods in 2019 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

The risks and uncertainties included here are not exhaustive.  Our most recent Form 10-K and our Form 10-Q for the quarter ended March 31, 2020, as well as other reports that we file with the SEC, include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020, for a discussion of certain risks relating to our business.

INTRODUCTION

Impact of COVID-19

The COVID-19 pandemic emerged in the United States in the first quarter of 2020 and led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced in June 2020 that a recession began in March 2020, ending the longest expansion period in United States history. Although states have eased restrictions and the capital markets have started to recover, it is unclear when the economy and capital markets will operate under normal or near-normal conditions. The economy has begun to recover from what has been deemed the shortest recession on record in the United States, with recent annualized quarter over quarter gross domestic product reported at 33.1% in the third quarter. However, as the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For more information on the expected and potential impacts of the COVID-19 pandemic on our business and financial condition, see “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. For more information on the unfavorable impacts we continue to expect for the remainder of 2020 related to our business segments, see the “Additional Information” section within the results of operations for each of those segments below.

Actions in Response to COVID-19

We have taken several actions during 2020 to preserve our liquidity and capital position in response to the COVID-19 pandemic and ensuing economic and market conditions.

While the COVID-19 pandemic caused distribution disruption, we efficiently moved to a virtual sales environment across all of our distribution channels beginning in mid-March 2020. In addition, during 2020, we accelerated a plan already in place, in light of the low interest rate environment, to re-price certain products to achieve appropriate returns, shift our sales mix toward shorter-duration products that are less sensitive to interest rates, and add new products that are more capital efficient while increasing consumer choice and expanding customer value propositions.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2019 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”), embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2019 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2020	2019
Income (loss) from operations:
Annuities	$(10)	$(54)
Retirement Plan Services	(3)	-
Life Insurance	(426)	(299)
Excluded realized gain (loss)	21	-
Net income (loss)	$(418)	$(353)

Unlocking was driven primarily by the following:

2020

As part of our annual comprehensive review in the third quarter, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment and reducing our long-term new money investment yield assumption by 50 basis points, resulting in an ultimate long-term assumption of 3.0% for a 10-year U.S. Treasury. As a result of these updates, we recorded unfavorable after-tax unlocking of $351 million for Life Insurance, $46 million for Annuities and $7 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to maintenance expense and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to interest rate and policyholder behavior assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to reserves for fixed and indexed annuities, partially offset by unfavorable updates to policyholder behavior assumptions.

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

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions and other items, partially offset by favorable updates to policyholder behavior and separate account fee assumptions.

•For Retirement Plan Services, unfavorable unlocking impact from updates to interest rate assumptions was entirely offset by favorable updates to separate account fee, maintenance expense and policyholder behavior assumptions.

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

If we had unlocked our RTM assumption as of September 30, 2020, we would have recorded favorable unlocking of approximately $140 million, pre-tax, for our Annuities segment and approximately $20 million, pre-tax, for our Retirement Plan Services segment and unfavorable unlocking of approximately $5 million, pre-tax, for our Life Insurance segment.

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

We regularly review our fixed maturity available-for-sale (“AFS”) securities for declines in fair value that we determine to be an indication of impairment. Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are related to credit losses, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

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

For certain securitized fixed maturity AFS securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an impairment of the security. In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board Accounting Standards CodificationTM (“ASC”).

Write-downs and allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate allowance for credit losses. Changing economic conditions affect our valuation of commercial mortgage loans.

Increasing vacancies, declining rents and the like are incorporated into the allowance for credit losses analysis that we perform for monitored loans and may contribute to an increase in the allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have increased our allowance for credit losses based upon this analysis.

We have also established an allowance for credit losses on our residential mortgage loan portfolio that includes a specific allowance for credit losses for loans that are deemed to be impaired as well as a general allowance for credit losses for pools of loans with similar risk characteristics. The allowance for credit losses for the performing population of loans is based on historical performance for similar loans, as well as projected future losses based on modeling, which includes reasonable and supportable forecasts. The historical data utilized in the allowance for credit losses calculation process is adjusted for current economic conditions.

Amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized losses reflecting the incremental effect of actual versus expected credit-related investment losses. These actual to expected amortization adjustments could create volatility in net realized gains and losses.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.

ACQUISITIONS AND DISPOSITIONS

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$32	$216	$589	$723
Retirement Plan Services	47	41	111	117
Life Insurance	(318)	(227)	(149)	103
Group Protection	6	61	85	184
Other Operations	(34)	(50)	(109)	(119)
Excluded realized gain (loss), after-tax	(56)	(212)	(480)	(775)
Benefit ratio unlocking, after-tax	-	-	(4)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(4)	(30)	(12)	(78)
Net income (loss)	$(327)	$(201)	$31	$155

Comparison of the Three and Nine Months Ended September 30, 2020 to 2019

Net loss for the three month period increased and net income for the nine month period decreased due primarily to the following:

•Higher benefits driven by unfavorable mortality in our Life Insurance segment and unfavorable experience in our Group Protection segment.

•The effect of unlocking.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The increase in net loss for the three month period and the decrease in net income for the nine month period were partially offset by the following:

•Lower realized losses.

•Investment income on alternative investments in 2020 as compared to investment losses in 2019.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Aggressively managing expenses in response to the COVID-19 pandemic.

•Growth in average account values and business in force.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$17	$79	$92	$424
Fee income	613	549	1,678	1,614
Net investment income	312	270	871	776
Operating realized gain (loss) (2)	57	51	160	137
Amortization of deferred gain on
business sold through reinsurance	8	8	24	23
Other revenues (3)	75	67	230	203
Total operating revenues	1,082	1,024	3,055	3,177
Operating Expenses
Interest credited	209	182	592	507
Benefits (1)	69	159	202	534
Commissions and other expenses	791	438	1,599	1,308
Total operating expenses	1,069	779	2,393	2,349
Income (loss) from operations before taxes	13	245	662	828
Federal income tax expense (benefit)	(19)	29	73	105
Income (loss) from operations	$32	$216	$589	$723

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to a modified coinsurance (“Modco”) reinsurance transaction.

Comparison of the Three and Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by an increase in amortization expense and higher average account values resulting in trail commissions, partially offset by the effect of unlocking, expense management and incentive compensation as a result of production performance.

The decrease in income from operations was partially offset by the following:

•Higher fee income driven by higher average daily variable account values.

•Lower benefits, net of changes in income annuity reserves, due to the effect of unlocking, partially offset by an increase in the growth in benefit reserves driven primarily by equity market performance.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020 and higher average gross fixed account values.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Strategic near-term actions to re-price certain products and to shift sales from fixed annuity products to respond to the low interest rate environment have contributed to lower deposits in 2020 and negative net flows for the three months ended September 30, 2020. We expect this trend to continue for the remainder of 2020.  For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and nine months ended September 30, 2020, compared to 9% for the corresponding periods in 2019.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums and fee income (1)	$63	$61	$179	$181
Net investment income	238	226	680	679
Other revenues (2)	6	6	19	17
Total operating revenues	307	293	878	877
Operating Expenses
Interest credited	155	147	458	437
Benefits	-	1	1	1
Commissions and other expenses	98	100	294	309
Total operating expenses	253	248	753	747
Income (loss) from operations before taxes	54	45	125	130
Federal income tax expense (benefit)	7	4	14	13
Income (loss) from operations	$47	$41	$111	$117

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher insurance premiums and fee income driven by higher average variable account values.

•Lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance, partially offset by the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by investment income on alternative investments within our surplus portfolio in 2020. The decrease in income from operations was partially offset by lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance, partially offset by the effect of unlocking.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 13% for the three and nine months ended September 30, 2020, respectively, compared to 11% and 12%, respectively, for the corresponding periods in 2019. During the second quarter of 2020, account values were negatively impacted by two large case terminations in the mid to large market.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 20% and 22% as of September 30, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$172	$173	$520	$485
Fee income	1,122	1,258	2,819	2,941
Net investment income	737	559	1,947	1,829
Operating realized gain (loss) (2)	1	1	1	-
Amortization of deferred gain (loss) on
business sold through reinsurance	1	(1)	3	(4)
Other revenues	(1)	5	7	13
Total operating revenues	2,032	1,995	5,297	5,264
Operating Expenses
Interest credited	363	354	1,099	1,051
Benefits	1,378	1,330	3,187	2,948
Commissions and other expenses	701	605	1,219	1,150
Total operating expenses	2,442	2,289	5,505	5,149
Income (loss) from operations before taxes	(410)	(294)	(208)	115
Federal income tax expense (benefit)	(92)	(67)	(59)	12
Income (loss) from operations	$(318)	$(227)	$(149)	$103

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended September 30, 2020 to 2019

Loss from operations for this segment increased due primarily to the following:

•Lower fee income due to the effect of unlocking, partially offset by growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking, partially offset by lower amortization rates and expense management.

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force, partially offset by the effect of unlocking.

The increase in loss from operations was partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force, partially offset by the effect of unlocking.

•Lower fee income due to the effect of unlocking, partially offset by growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking, partially offset by lower amortization rates and expense management.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment have contributed to lower sales for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, and we expect this trend to continue for the remainder of 2020. We also continue to expect elevated mortality during the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums	$1,052	$1,024	$3,231	$3,079
Net investment income	88	71	238	225
Other revenues (1)	44	41	138	125
Total operating revenues	1,184	1,136	3,607	3,429
Operating Expenses
Interest credited	1	2	4	4
Benefits	875	756	2,580	2,267
Commissions and other expenses	300	301	916	926
Total operating expenses	1,176	1,059	3,500	3,197
Income (loss) from operations before taxes	8	77	107	232
Federal income tax expense (benefit)	2	16	22	48
Income (loss) from operations	$6	$61	$85	$184

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

Comparison of the Three Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life business and unfavorable reserve adjustments in 2020 as compared to favorable reserve adjustments in 2019 due to modifying certain assumptions on the reserves in these businesses.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life and disability businesses and unfavorable reserve adjustments in 2020 as compared to favorable reserve adjustments in 2019 due to modifying certain assumptions on the reserves in these businesses, partially offset by lower incidence in our dental business.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020.

•Lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance.

Additional Information

Our total loss ratio for the three and nine months ended September 30, 2020, was 83.2% and 79.8%, respectively, compared to 74.1% and 73.8% for the corresponding periods in 2019. The total loss ratio for the three and nine months ended September 30, 2020, was driven primarily by unfavorable mortality in our life business due primarily to the impacts of the COVID-19 pandemic. In addition, for the nine months ended September 30, 2020, the total loss ratio was unfavorably impacted by higher incidence and new claims severity in our disability business, partially offset by lower incidence in our dental business due to COVID-19. We continue to expect an unfavorable loss ratio in our life business for the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. In addition, we anticipate morbidity headwinds in our disability business related to the economic environment. For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction” above.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums	$1	$-	$1	$-
Net investment income	29	41	98	136
Other revenues	7	6	16	16
Total operating revenues	37	47	115	152
Operating Expenses
Interest credited	9	14	31	44
Benefits	28	36	67	76
Other expenses	3	10	22	40
Interest and debt expense	29	36	96	110
Strategic digitization expense	14	16	39	47
Total operating expenses	83	112	255	317
Income (loss) from operations before taxes	(46)	(65)	(140)	(165)
Federal income tax expense (benefit)	(12)	(15)	(31)	(46)
Income (loss) from operations	$(34)	$(50)	$(109)	$(119)

Comparison of the Three Months Ended September 30, 2020 to 2019

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses attributable to the effect of changes in LNC’s stock price on liabilities related to our deferred compensation plans, as LNC’s stock price decreased during the third quarter of 2020, compared to a less significant decrease during the third quarter of 2019.

•Lower benefits attributable to favorable experience and reserve adjustments in our run-off institutional pension business.

•Lower interest and debt expense driven by a decline in average interest rates.

The decrease in loss from operations was partially offset by lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations, partially offset by investment income on alternative investments in 2020.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses attributable to the effect of changes in LNC’s stock price on liabilities related to our deferred compensation plans, as LNC’s stock price decreased significantly during the nine months ended September 30, 2020, compared to an increase during the nine months ended September 30, 2019.

•Lower interest and debt expense driven by a decline in average interest rates.

•Lower benefits attributable to favorable experience and reserve adjustments in our run-off institutional pension business.

The decrease in loss from operations was partially offset by the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations, partially offset by investment income on alternative investments in 2020.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$58	$52	$161	$137
Total excluded realized gain (loss)	(71)	(268)	(609)	(981)
Total realized gain (loss), pre-tax	$(13)	$(216)	$(448)	$(844)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$49	$(27)	$(126)	$(50)
Realized gain (loss) on the mark-to-market on	(40)	(82)	(80)	(406)
certain instruments (2)
GLB fees ceded to LNBAR and attributed fees	(83)	(83)	(260)	(253)
Indexed annuity forward-starting option	18	(20)	(14)	(66)
Excluded realized gain (loss), after-tax	$(56)	$(212)	$(480)	$(775)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. The Modco investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended September 30, 2020 to 2019

We had lower realized losses due primarily to a decrease in our allowance for credit losses, favorable changes in the fair value of embedded derivatives related to certain Modco arrangements and the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2020 to 2019

We had lower realized losses due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements and the effect of unlocking, partially offset by an increase in our allowance for credit losses.

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

Guaranteed Living Benefit Fees Ceded to LNBAR and Attributed Fees

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(793) million and $(3.7) billion for the nine months ended September 30, 2020 and 2019, respectively. In addition, during the first quarter of 2020, we received a capital contribution from LNC in the amount of $475 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, and certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2020, we had a net outstanding receivable (payable) of $2.5 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

We, by virtue of our general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. We are a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows us access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2020, we had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. In October 2020, LLANY became a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2020, we had investments with a carrying value of $3.3 billion out on loan. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity AFS securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the nine months ended September 30, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources, in addition to those discussed above, of approximately $2.0 billion to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. The court has not yet set a trial date, and we continue to vigorously defend this action.

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. We are vigorously defending this matter.

See Note 10 in “Part I – Item 1” above for further discussion regarding these and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 74, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2020

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 9, 2020	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)