Form 10-K
period 2020-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2021-03-09
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of March 9, 2021, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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

Item 1. Business

OVERVIEW

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”) is a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”). We own 100% of the outstanding common stock of our insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston (“LLACB”). See “Acquisitions and Dispositions” below for more information on our 2018 acquisition of LLACB. We also own several non-insurance companies, including Lincoln Financial Distributors, Inc. (“LFD”), our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network (“LFN”). LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. As of December 31, 2020, LNL had consolidated assets of $368.3 billion and consolidated stockholder’s equity of $25.0 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of LFN and LFD are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2020, LFD had approximately 560 internal and external wholesalers (including sales and relationship managers). As of December 31, 2020, LFN offered LNL and non-proprietary products and advisory services through a national network of approximately 13,500 active producers who placed business with us within the last 24 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 22.

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

For further information about acquisitions and dispositions, see Note 3.

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

We offer optional benefit riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk), Lincoln Market SelectSM Advantage and Max 6 SelectSM Advantage riders. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually at either the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account value growth. The riders provide higher income if the contract holder delays withdrawals. The Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of the income base or income through the i4LIFE® Advantage rider with the GIB. The Lincoln Max 6 Select Advantage rider provides contract holders with protected lifetime income up to a specified maximum rate of the income base and a different specified maximum rate of the income base if the account value falls to zero. Contract holders under the Lincoln Lifetime Income Advantage 2.0 (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Lincoln Market Select Advantage and

Lincoln Max 6 SelectSM Advantage riders are subject to restrictions on the allocation of their account value within the various investment choices.

We also offer the American Legacy® Target Date Income variable annuity with an optional Target Date Income Benefit rider, which combines target date investing with a protected lifetime income. Contract holders who elect the Target Date Income Benefit are automatically allocated to the Target Date Fund based on their year of birth. The protected lifetime income is based on a percentage rate of income for their age at the time of purchase of the optional rider, which will grow at the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account value growth.

In addition, we offer the i4LIFE® Advantage, i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

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

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the S&P 500® Index, the S&P 500 Daily Risk Control 5%TM Index, the J.P. Morgan First Trust Balanced Capital Strength 6SM Index, J.P. Morgan First Trust Balanced Capital Strength 5SM Index, the BlackRock iBLD Ascenda® Index, or the Fidelity AIMSM Dividend Index. The indexed interest credit is guaranteed never to be less than zero.

We also offer the i4LIFE Indexed Advantage rider on certain fixed indexed annuities which provides fixed indexed annuity contract holders with access and control during a portion of the income phase of their contract. i4LIFE Indexed Advantage contracts may include a GIB that guarantees regular income payments will not fall below a minimum income floor. The GIB has the opportunity to increase, should regular income payments increase over the current GIB.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MNA.

Indexed Variable Annuities

Our indexed variable annuity, Lincoln Level Advantage®, provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE and the Capital Strength Net Fee Index SM.

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

Distribution

The Annuities segment distributes its individual fixed and variable annuity products through LFD. LFD’s distribution channels give the Annuities segment access to its target markets. LFD distributes the segment’s products to a large number of financial intermediaries, including LFN. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions, registered investment advisers and managing general agents.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Annuities segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, broad product portfolio and features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

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

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account value. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment margins on fixed annuities. We also offer our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance.

Multi-Fund® variable annuity is a defined contribution retirement plan solution with fully bundled administrative services and investment choices for small- to mid-sized healthcare, education, governmental and not-for-profit employers sponsoring 403(b), 457(b) and 401(a)/(k) plans. The product is available to the employer through the Multi-Fund group variable annuity contract or directly to the individual participant through the Multi-Fund Select variable annuity contract. We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product. We also receive fees for services that we provide to funds in the underlying separate accounts.

Additionally, we offer other products and services that complement our primary offerings:

•The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses. The products can accept rollovers and transfers from other providers as well as ongoing contributions. The Lincoln Next Step IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value. The Lincoln Next Step Select IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value. We earn 12b-1 and service fees on the mutual funds within the product.

•The Lincoln Pathbuilder IncomeSM product is a GWB made available through a group variable annuity contract. This product is intended to fulfill future needs of retirement security. By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance.

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

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, a linked-benefit product (which is UL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to UL, VUL or IUL policies. Some of our products include secondary guarantees, which are discussed more fully below. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest. Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.

Similar to the annuity product classifications described above, life products can be classified as “fixed” (including indexed) or “variable” contracts. This classification describes whether we or the contract holders bear the primary investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates. Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. We offer UL products, such as Lincoln LifeGuarantee® UL and Lincoln LifeGuarantee SUL. We also offer a UL BOLI product.

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

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL, Lincoln WealthAccumulate® IUL and Lincoln WealthAdvantage® IUL.

As mentioned previously, we offer survivorship versions of our individual UL products, such as Lincoln LifeGuarantee SUL. These products insure two lives with a single policy and pay death benefits upon the second death.

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

We also offer survivorship versions of our individual VUL products, such as Lincoln SVULONE. These products insure two lives with a single policy and pay death benefits upon the second death.

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

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels: wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations. LFD distributes BOLI/COLI products and services to banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products and services, including short- and long-term disability, statutory disability and paid family medical leave administration and absence management services, term life, dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans. Group Protection markets its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees, with enhanced disability and absence management competency.

Products

Disability Insurance and Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, ranging from 2 years to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services, for employer self-funded, state-specific statutory disability programs and statutory paid family leave programs as legislation is passed and implemented.

Absence Management

We offer a robust portfolio of absence management services to help employers manage their state and federal family medical and company leave programs (paid and unpaid), as well as accommodation services that help employers identify accommodations that could be made to help claimants return to work (e.g., assistive devices, ergonomic assessments, etc.). Our comprehensive and compliant solutions, with ease of intake, provide coordinated and integrated management expertise to handle both leave and disability events.

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents. Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Dental and Vision

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents. Products offered include: indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement; Preferred Provider Organization (“PPO”) products, on an insured and administrative services only basis, that do reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules; a Dental Health Maintenance Organization product that limits benefit coverage to a closed panel of network providers; an in-network-only option that limits benefit coverage to providers in certain states; and self-funded options for groups with more than 200 employees.

We offer comprehensive employer-sponsored fully insured vision plans with a wide range of benefits for protecting employees’ and their covered dependents’ sight and vision health. All plans provide access to a national network of providers, with in and out-of-network benefits.

Accident and Critical Illness Insurance

We offer employer-sponsored group accident insurance products for employees and their covered dependents. This product is predominantly purchased on an employee-paid basis. Accident insurance provides scheduled benefits for over 30 types of benefit triggers related to accidental causes, including sports-related injuries, and is available for non-occupational accidents exclusively or on a 24-hour coverage basis.

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

Competition

The group protection marketplace is very competitive. Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings. In this market, the Group Protection segment competes nationally with a number of major companies and regionally with other companies offering all or some of the products within our product set. In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.

Underwriting

The Group Protection segment’s underwriters evaluate the risk characteristics of each employer group. Generally, the relevant characteristics evaluated include employee census information (such as age, gender, income and occupation), employer industry classification, geographic location, benefit design elements and other factors. The segment employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks. Individual underwriting techniques (including evaluation of individual medical history information) may be used on certain covered individuals selecting benefit amounts that are above guarantee issue limits set forth in the insurance policies. For voluntary and other forms of employee paid coverages, minimum participation requirements are used to obtain a better spread of risk and minimize the risk of anti-selection.

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations. Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and develop return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies provide for the waiver of premium coverage in the event of the insured’s disability where our disability claims management expertise is utilized. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

As of December 31, 2020, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 17% of the mortality risk on newly issued life insurance contracts in 2020. As of December 31, 2020, 40% of our total individual life in-force amount was reinsured.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Protective, Athene Holding Ltd. (“Athene”), Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), a wholly-owned reinsurance subsidiary of LNC, and Swiss Re Life & Health America, Inc. (“Swiss Re”) represent our largest reinsurance exposures. LNBAR is an affiliate of LNL as both are wholly-owned subsidiaries of LNC, but LNBAR is not a subsidiary of LNL. LNBAR assumes risk from LNL under certain variable annuity contracts and certain UL contracts with secondary guarantees.

For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MNA and Note 9. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves. For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives – GLB” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MNA. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

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

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•A.M. Best – A++ to D

•Fitch – AAA to C

•Moody’s – Aaa to C

•S&P – AAA to D

As of March 5, 2021, the financial strength ratings of LNL and our insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	A.M. Best	Fitch	Moody's	S&P

The Lincoln National Life Insurance Company (“LNL”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life Assurance Company of Boston (“LLACB”)	A+	N/A	N/A	AA-
	(2nd of 16)			(4th of 21)

A downgrade of the financial strength rating of LNL or our insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. See also “Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.”

All of our insurer financial strength ratings are on outlook stable. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

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

The insurance departments of the domiciliary states exercise principal regulatory jurisdiction over us. The extent of regulation by the states varies, but, in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct.

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. LNL, our insurance subsidiaries and captive reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of LNL, our insurance subsidiaries and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2020.

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

The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. Principles-based reserving places a greater weight on our past experience and anticipated future experience and considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We believe that these changes may reduce our future use of captive reinsurance subsidiaries and LNBAR for reserve financing transactions for our life insurance business. In addition, the NAIC implemented changes to the accounting, reserve and risk-based capital (“RBC”) regulations related to the variable annuity business that went into effect in 2020, which impacted the level of reserves and required capital we hold on variable annuities (although the impacts were not material upon adoption). These new regulations will also affect how statutory reserves and required capital for variable annuities respond to changes in market conditions, including increased sensitivity to changes in interest rates, leading to more volatile movements in certain market environments than under the prior regulations. Also, in August 2020, the NAIC approved changes to Actuarial Guideline XLIX (“AG49”) that affect the way insurance companies are permitted to illustrate certain IUL products. We are required to comply with the amended guideline, AG49-A, for any IUL products sold on, or after, December 14, 2020, and such compliance could impact our sales of such products. The NAIC is also considering modifications to (i) the NAIC RBC capital charges for bonds, which may impact the level of capital we are required to hold; and (ii) the economic scenario generator (“ESG”) used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and required capital for certain annuities and single premium life insurance products and variable annuities and similar products, which could affect the level and volatility of statutory reserves and required capital for products in scope. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

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

As of December 31, 2020, our RBC ratio and the ratios reported by LLANY and LLACB to our respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain our RBC ratios in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting us or our insurance subsidiaries, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels. These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our general accounts; and an inability to finance life reserves.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under numerous privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In March 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which states are adopting versions of, establishing new standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. Other states have proposed or adopted broad privacy legislation that applies to all types of businesses, including California, which passed the California Consumer Privacy Act in June 2018 and the California Privacy Rights Act in November 2020. Both laws grant new rights to California consumers regarding their personal information. In addition, the European General Data Protection Regulation adopted by the European Commission became effective in May 2018. While we employ robust and tested privacy and information security programs, as regulators establish further regulations for addressing consumer and customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer and client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

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

Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we prepare to comply with requirements to post initial margin beginning in September 2021, we continue to evaluate the ways we will be required to manage our derivatives trading and the attendant liquidity requirements. For more information, see “Item 1A. Risk Factors –Legislative, Regulatory and Tax – Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to the regulation of derivatives transactions will subject us to substantial additional federal regulation, and we cannot predict the effect on our business, results of operations, cash flows or financial condition until final implementation.”

Our trading activities are also affected by the scheduled phaseout of LIBOR (the publication of which is now scheduled to cease by June 2023) and the use of alternative reference rates and related adjustments. We continue to prepare for and monitor developments regarding these changes in order to reduce potential disruptions. As financial services regulatory reform continues to evolve in the U.S. and abroad, and the marketplace continues to respond, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

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

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. The final rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC approved the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures, including existing Form ADV for advisers and the new disclosures under Regulation Best Interest for broker-dealers. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers were required to be compliant.

Finally, the SEC issued interpretative guidance regarding an investment adviser’s fiduciary obligation under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and further describes an investment adviser’s responsibilities under these fiduciary duties.

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020, and will allow the payment of compensation to investment advice fiduciaries who comply with the requirements of the new exemption. The new exemption generally tracks the standard set forth in Regulation Best Interest and went into effect on February 16, 2021. It is uncertain whether there will be efforts to revise the new rule in the future.

In addition to the SEC and DOL rules, the NAIC and several states, including Massachusetts, Nevada, New Jersey and New York, have either enacted or proposed laws and regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care and provide additional disclosures when providing advice to their clients. The recently enacted state laws and regulations have resulted in, and upon adoption by other states such laws and regulations may result in, additional requirements related to the sale of our products. Additional disclosure and other requirements could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise.

If any revised DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Federal Tax Legislation

In late 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act resulted in significant reforms for corporations (in addition to individuals), including a number of provisions that directly impacted insurance companies. The vast majority of the changes became effective January 1, 2018. Throughout 2020, the Internal Revenue Service and U.S. Treasury finalized published guidance on the various provisions of the Tax Act. The issuance of this and prior guidance has not changed our interpretation and related implementation of the law changes in the Tax Act.

Following the Presidential election in November 2020, the potential exists for tax legislative and regulatory changes, including reversing a number of provisions in the Tax Act. The new Administration has a tax plan that includes increasing the marginal corporate tax rate to 28%, imposing a minimum tax on the financial profits of corporations, and a variety of other business-related proposals. Also included in the plan is an increase in the top marginal tax rate for individuals, taxing capital gains at ordinary-income rates for high-income earners, changes to the estate tax, and tax credits and incentives for low and middle-income retirement savers.

These tax policy changes are currently only in proposal form. Until enacted into the tax law, the potential impact on our business is uncertain. The new Administration has a number of non-tax policy priorities, so the timing of any action on tax legislative changes is difficult to predict. Outside of broader tax reform aligned to the reversal of specific provisions of the Tax Act, the potential exists for smaller, more-targeted tax law changes in the nearer term. We will continue to be actively engaged with policymakers including the incoming Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2020 Annual Report projects that the SSDI reserves will not be depleted until 2035.

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

SECURE Act

In December 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act (the “SECURE Act”). Most of the provisions of the SECURE Act were effective for plan years beginning after December 31, 2019. Among other things, the provisions of the SECURE Act make it easier for employers to offer lifetime income options in defined contribution retirement plans, facilitate the ability of small employers to offer access to retirement savings vehicles to their employees and increase opportunities for workers to save by enhancing retirement plan automatic enrollment and escalation features. We believe that the financial services industry will benefit from the adoption of the SECURE Act through continued or increased savings in retirement and annuity solutions, including through the utilization of our suite of offerings.

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Exchange Act and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissions. Regulation also extends to various Parent Company entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. For more information about regulatory and litigation matters, see Note 14.

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2020, we had a total of 10,922 employees, all based in the United States. LNC’s mission is to help Americans achieve financial peace of mind by offering leading products and services. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. From the moment our employees become part of our company, they’re empowered to “Be Lincoln” by living and acting with integrity and optimism in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

Diversity and Inclusion

We believe that diversity and inclusion are fundamental to our ability to deliver on our promise to help customers secure their financial futures. Our diversity and inclusion strategy is designed to deliver outcomes based on objectives and milestones in our workplace, marketplace and the broader communities we serve. This strategy ensures that a culture of diversity and inclusion permeates every level of our organization as well as our interactions with partners and suppliers.

LNC’s Board of Directors provides executive oversight of stated priorities, progress and strategic plans to support diversity and inclusion across the enterprise. Our commitment to diversity and inclusion begins at the highest level of management as a formal expectation of our leaders and all employees, as part of our performance management process. Our employees are actively involved in our efforts to further diversity and inclusion at the company and beyond, through the work of our seven Business Resource Groups (“BRGs”). We maintain our BRG chapters nationwide across seven categories: African American, Asian American, Latino, LGBTQ, People with Disabilities, Veterans and Women. Each BRG is sponsored and supported by senior leaders across the enterprise.

Employee Feedback and Employee Engagement

We actively listen to our employees in a variety of ways, including enterprise-wide and department-specific engagement surveys and focus groups, and we gather feedback on an ongoing basis. LNC conducts a comprehensive, company-wide engagement survey every two years, and department-specific pulse surveys in the alternate years, to inform our human resources strategy, measure progress and adjust plans, as necessary. We focus on equipping our managers to foster employee development and strengthen their voices. We support our managers through tools, resources and development programs to help them be the best leaders possible. We have also created tools to help managers develop and execute on targeted action plans to address areas of opportunity for their work groups.

Talent and Development

Our talent strategy supports our ability to identify, develop, engage, retain and reward the talent we need for success in a competitive environment of constant change. Our employees work together with their managers to learn new skills, create an annual individual development plan and shape their careers. Their collaborative efforts are backed by a variety of resources we make available and guided by our Career Framework, which provides tools and resources to help employees discover, assess, plan and invest in their careers.

Our vision is to foster a premier learning culture, one that enhances leadership effectiveness, accelerates employee development and helps drive business performance. Employees can access a range of learning and development opportunities including numerous instructor-led, self-paced and curated courses. We have partnered with Harvard Business Publishing, a subsidiary of Harvard Business School, to offer courses specifically designed for our mid-level employees and senior level leaders. All of our employees can also participate in Coursera, a massive open online course provider that offers classes from some of the world’s top universities.

Total Rewards and Employee Well-Being

We invest in our employees’ futures by offering market-competitive compensation and a broad range of health and wellness programs as well as wealth accumulation, financial health and protection plans. Our employees receive a personalized Your Total Rewards statement that provides a comprehensive look at their direct and indirect compensation - the total investment that we make in them.

We offer paid time off and various flexible work arrangements, in addition to benefits and wellness programs focusing on the physical, social and financial well-being of our employees. For eligible employees, such programs include:

•a medical plan with domestic partner eligibility, plus optional dental and vision, a health savings account with a company contribution and a healthcare flexible spending account;

•a well-being program provides access to personal health coaches, on-site health screenings and flu shots, discounts and reimbursements for programs that promote health;

•an employee assistance program (“EAP”);

•paid parental leave and adoption assistance programs;

•a dependent care flexible spending account;

•access to Homework Connection which, provides one-on-one, on-demand homework help to students at no cost to employees;

•dedicated Lincoln Financial Retirement Consultants to evaluate employee retirement readiness and help them map out ways to improve;

•our employee 401(k) plan with a company match and other convenient features; and

•accident and critical illness insurance coverages, short- and long-term disability plans, and company-provided life insurance.

Health and Safety During COVID-19 Pandemic

To protect the health and safety of our employees and their loved ones during the COVID-19 pandemic, we took early action, implementing comprehensive measures to safeguard employees in alignment with guidelines established by the U.S. Centers for Disease Control and state and local governments in the locations in which we operate. Starting as early as February 2020, we implemented travel restrictions, visitor vetting, social distancing and enhanced cleaning requirements. Soon after, in mid-March 2020, we moved to work-from-home for almost all of our employees. For the small population of essential employees who remain working in our offices, we have implemented robust health and safety protocols, including providing masks, enhanced cleaning and requiring social distancing and in-office location tracking for each individual.

During the pandemic, we also implemented several policies and programs to enhance support for our employees, including Emergency Leave Time, which provides additional time off for employees if needed, related to the impacts of COVID-19. We also waived insurance co-payments for COVID-19 testing and telemedicine visits. Additionally, we increased internal communication regarding many of our existing benefits and programs that could help employees during this challenging time, such as our free mental health and wellness resources, including access to the EAP for employees and members of their households.

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

Market Conditions

The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic during 2020 adversely affected, and during 2021 are expected to continue to adversely affect, our earnings as well as our business, results of operations and financial condition. As a result of the pandemic and ensuing conditions, we have experienced and expect to continue to experience higher mortality, leading to an elevated incidence and level of life insurance claims. In addition, we have experienced and expect to continue to experience an increase in short-term disability claims related to the pandemic, and, beginning in 2021, we expect we may experience an increase in long-term disability claims due to the recessionary conditions and high levels of unemployment that emerged during 2020. Increased life and disability claim levels adversely affect our earnings. We may also experience an increase in activity such as surrenders of policies, missed premium payments or 401(k) hardship withdrawals due to changes in consumer behavior as a result of financial stress. Because the vast majority of our employees continue to work from home, along with many of our vendors and customers, and such conditions may continue well into 2021, our business operations may be adversely impacted, among other things, due to privacy incidents, cybersecurity incidents, technological issues or operational disruptions on the part of our vendors, and we may experience distribution disruptions as we continue to sell our products virtually.

The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. Although states have eased restrictions and the capital markets have mostly recovered, it is unclear when the economy will operate under normal or near-normal conditions. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and announced in September 2020 its intention to keep interest rates near zero for the foreseeable future. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses. For a discussion of specific risks related to economic and market conditions and low interest rates see the additional risk factors under “Market Conditions” below.

In addition, although the economic environment has improved from early in 2020, there could be continued weakness in the current environment that could impact select corporate industries and parts of the commercial mortgage loan market. The current environment could lead to increased credit defaults and/or negative ratings migrations, resulting in an increase to our allowance for credit losses and additional write-downs of financial assets for impairments in our broader investment portfolio.

The impacts of the pandemic may also have the effect of increasing the likelihood and/or magnitude of many of the other risks described below, including in particular the risks described under “Liquidity and Capital Position” and “Investments.” The ultimate impact on our business, results of operations and financial condition depends on the severity and duration of the COVID-19 pandemic and related health, economic and business impacts and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Major central bank policy actions, slowing of global growth, trade policy and political policy uncertainty remain key challenges for markets and our business. These macro-economic conditions have in the past and may in the future have an adverse effect on us given our credit and equity market exposure. In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and ratings downgrades due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have experienced and expect to continue to experience an elevated incidence of claims and could experience an increase in lapses or surrenders of policies. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2020, 37% of our annuities business, 80% of our retirement plan services business and 88% of our life insurance business with guaranteed minimum interest or crediting rates were at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business. Currently, new money rates are at historically low levels, with the Federal Reserve decreasing the target range for the federal funds rate in March 2020 to a range of 0.00% to 0.25%. Due to the continued low interest rate environment, in 2020 we updated our interest rate assumptions for the second year in a row, which included lowering starting new money rates and reducing our long-term new money investment yield assumption. As a result of these updates, we recorded unfavorable after-tax unlocking during 2020, which was most pronounced in our Life Insurance segment.  We cannot give assurance that persistent low interest rates will not result in future unfavorable unlocking. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Increases in market interest rates may also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive. We, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in withdrawals and termination may cause a change in our DAC and VOBA assets due to a change in future expected profitability, which would reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed-income securities that comprise a substantial portion of our investment portfolio. An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed-income funds.

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

Legislative, Regulatory and Tax

Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.

We are subject to extensive supervision and regulation in the states in which we do business. The insurance departments of the domiciliary states exercise principal regulatory jurisdiction over us. The extent of regulation by the states varies, but, in general, most jurisdictions have laws and regulations governing standards adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of statutory financial statements and reports, regulating the type and amount of investments permitted, and standards of business conduct. In addition, state insurance holding company laws impose restrictions on certain inter-company transactions and limitations on the amount of dividends that we can pay.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC is considering modifications to the ESG used to calculate life and annuity reserves according to the Valuation Manual (e.g. VM-20 and VM-21) and required capital for certain annuities and single premium life insurance products and variable annuities and similar products, which could affect the level and volatility of statutory reserves and required capital for products in scope. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. If the NAIC adopts an ESG that produces scenarios with characteristics that differ significantly from what the current ESG prescribed in these calculations would produce under the same circumstances, this could have a significant impact on the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation” for a discussion of additional changes under consideration and recent changes implemented by the NAIC, including recent changes to principles-based reserving, changes to the accounting, reserve and RBC regulations related to the variable annuity business, and changes to AG49, and the impact of such changes on our business.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2020, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to us or our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer and client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with the numerous privacy laws and regulations to which we are subject and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability. For more information, see “Item 1. Business – Regulatory – Privacy Regulations.”

Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of consumer and client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer or client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer or client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of “big data” techniques such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on artificial intelligence, to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries and limitations could have a material impact on our business, financial condition and results of operations.

Federal regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

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

Changes to laws or regulations could adversely affect our distribution model and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Exchange Act, which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. Among other things, the final rule includes provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations. In addition, the SEC approved the use of a new disclosure document, Form CRS, which is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers were required to be compliant. The adoption of Regulation Best Interest has not had a material impact on our business to date.

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020, and will allow the payment of compensation to investment advice fiduciaries who comply with the requirements of the new exemption. The new exemption generally tracks the standard set forth in Regulation Best Interest and went into effect on February 16, 2021. It is uncertain whether there will be efforts to revise the new rule in the future.

In addition to the SEC and DOL rules, the NAIC and several states have either enacted or proposed laws and regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care and provide additional disclosures when providing advice to their clients, resulting in additional requirements related to the sale of our products. For more information on these regulations, see “Item 1. Business – Regulatory – Federal Initiatives – SEC Rules and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers.”

Additional disclosure and other requirements could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise. If any revised DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Tax authorities may enact changes in tax law or issue new regulations or other pronouncements that could increase our current tax burden and impose new taxes on our business. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business.

Following the recent Presidential election, tax policy changes are being considered related to the taxation of individuals and corporations. Changes to the individual tax system could affect the attractiveness of the products we sell, impacting our sales, product profitability and financial results. An increase in the marginal corporate tax rate would negatively impact our earnings and free cash flows and also affect the value of our recorded deferred tax balances.

We continue to monitor and evaluate the various proposals included in the tax plan put forward by the new Administration, and also those that are being considered by the various state and local jurisdictions as a direct or indirect result of the COVID-19 pandemic. Until such time that one or more of these proposals are introduced or enacted into law, the specific impact on our business is uncertain.

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

Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to the regulation of derivatives transactions will subject us to substantial additional federal regulation, and we cannot predict the effect on our business, results of operations, cash flows or financial condition until final implementation.

Significant rulemaking across numerous agencies within the federal government has been implemented since the enactment of the Dodd-Frank Act in 2010. The Dodd-Frank Act and corresponding global initiatives imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we prepare to comply with requirements to post initial margin beginning in September 2021, we continue to evaluate the ways we will be required to manage our derivatives trading and the attendant liquidity requirements. Although these rules provide some flexibility in the categories of eligible collateral, we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements. Operational requirements attendant to the new margining regime are potentially burdensome and costly. Swaps clearing requirements may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but have increased our exposure to central clearinghouses and clearing members with which we transact. Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine. The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities. Until the implementation of these provisions is complete, the impact of these provisions on our businesses (including product offerings), results of operations and liquidity and capital resources remains uncertain.

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

Specifically, in August 2018, the FASB released Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to result in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of deferred acquisition costs (“DAC”).  These changes will impose special demands on companies in the areas of employee training, internal controls and disclosure and may affect how we manage our business, including business processes such as design of compensation plans, contract fulfillment, product design, etc. The effective date of ASU 2018-12 is January 1, 2023, and there are various transition methods by topic that we may elect upon adoption. We will report results under the new accounting method as of the effective date. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See Note 2 for more information.

We are subject to statutory accounting principles (“SAP”). Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC also adopts changes to its regulations from time to time, which, depending of the scope of the change, could materially our financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation.”

Liquidity and Capital Position

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

In the event that our current sources of liquidity do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we or our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Most of these factors are outside of our control. Our insurer financial strength ratings are significantly influenced by our statutory surplus amounts and RBC ratios. Our RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable universal life insurance guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through debt financing, which may be on terms not as favorable as in the past.

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

We rely on credit facilities as a potential source of liquidity. We also use credit facilities as a potential backstop to provide statutory reserve credit. While our variable annuity hedge assets supporting the funds withheld reinsurance liability have normally exceeded the ceded statutory reserves, in certain stressed market conditions, it is possible that the hedge assets supporting the funds withheld reinsurance liability could be less than the ceded statutory reserve. The credit facility is available to provide reserve credit to us in such a case. If we were unable to access the facility in such circumstances, it could materially impact our capital position. The availability of these facilities could be critical to our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MNA and Note 13.

In addition, our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

The sensitivity of our statutory reserves and surplus established for our variable universal life contracts and variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial position and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred.

We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred income tax assets.

If our businesses do not perform well and/or their estimated fair values decline or the price of LNC’s common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect our statutory capital. As of December 31, 2020, we had a total of $1.8 billion of goodwill on our Consolidated Balance Sheets. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MNA and Note 10.

As of December 31, 2020, we had a deferred tax asset of $2.8 billion. If, based on available information, including about the performance of a business and its ability to generate future capital gains, we determine that it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition. For more information on our deferred income tax assets, see Note 7.

The determination of the amount of allowance for credit losses and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial condition.

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

With respect to unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operations and financial condition. See “Critical Accounting Policies and Estimates – Investments” in the MNA for additional information.

Changes to our valuation of investments and our methodologies, estimations and assumptions could harm our results of operations or financial condition.

During periods of market disruption or rapidly-changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our investments may become less liquid and we may base our valuations on less-observable and more subjective inputs, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations or financial condition. See “Critical Accounting Policies and Estimates – Investments” in the MNA for additional information.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance, which could adversely affect our profitability.

We reinsure a portion of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness, and they may be changed in the future. In the event that we experience adverse mortality or morbidity experience, a significant portion of that is reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer future coverage. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Catastrophes have impacted, and may in the future, adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths or injuries, such as the COVID-19 pandemic that emerged during the first quarter of 2020. Neither the length nor severity of the COVID-19 pandemic, nor the likelihood, timing or severity of a future pandemic or other catastrophe, can be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. In our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as the COVID-19 pandemic, could cause a significant loss due to mortality or morbidity claims. During 2020, we experienced a significant increase in mortality and morbidity claims associated with the COVID-19 pandemic, which negatively impacted our earnings for the year, as discussed further in “Introduction” in the MNA. The continuation of the COVID-19 pandemic, or future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by us and LLANY (known as “ceding”). As of December 31, 2020, we ceded $684.1 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge us from our primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk. As of December 31, 2020, we had $18.8 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $11.3 billion related to reinsurance agreements entered into with Protective in May 2018, providing for the reinsurance and administration of the Liberty Life Business sold to Protective in connection with the Liberty acquisition, $2.7 billion related to trusts funded by LNBAR to support business ceded, and $1.2 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. The balance of the reinsurance is due from a diverse group of reinsurers. For more information regarding reinsurance, see “Reinsurance” in the MNA and Note 9.

The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on our reinsurers, including, but not limited to, a review of creditworthiness prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, letters of credit (“LOCs”) or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition.

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

We may have to litigate to enforce and protect our intellectual property, which represents a diversion of resources that may be significant and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Publicly reported cyber-security threats and incidents have increased over recent periods. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations and could adversely affect our reputation, business, financial condition and results of operations.

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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify affected individuals about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For more information, see “Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. In addition, our cyber liability insurance may not be sufficient to protect us against all losses.

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

All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Financing Activities” in the MNA for a description of our ratings.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of us or LLANY are not maintained at specified levels.

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. Under these types of agreements, as of December 31, 2020, we held statutory reserves of $4.8 billion. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. See “Item 1. Business – Reinsurance” for a discussion of the indemnity reinsurance arrangements and the financial strength ratings and/or capital ratios that are required to be maintained under such arrangements. As of December 31, 2020, our and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

If the cedent recaptured the business, we and LLANY would be required to release reserves and transfer assets to the cedent. Such a recapture could adversely impact our future profits. Alternatively, if we and LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.

Investments

We may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value.

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 27% of the carrying value of our total investments as of December 31, 2020. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The amount and timing of income from certain investments can be uneven, and their valuations infrequent or volatile, which can impact the amount of income we record or lead to lower than expected returns, and thereby adversely impact our earnings.

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

Our businesses are intensely competitive. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price and perceived financial strength and claims-paying ratings. Our competitors include insurers, broker-dealers, investment advisers, asset managers, hedge funds and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength ratings than we do. In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. Our customers and clients may engage other financial service providers, and the resulting loss of business may harm our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Fort Wayne, Indiana. As of December 31, 2020, LNL and our subsidiaries owned or leased approximately 2.6 million square feet of office and other space. Space that is owned or leased includes office space in: (i) Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments; (ii) Greensboro, North Carolina, primarily for our Life Insurance segment; and (iii) Omaha, Nebraska; Atlanta, Georgia; and Dover, New Hampshire, primarily for our Group Protection segment. A subsidiary of our Parent Company leased space in: (i) Philadelphia, Pennsylvania, which includes space for LFN; and (ii) Radnor, Pennsylvania, for the corporate center and for LFD. Additional office space is owned or leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

All of our outstanding common stock is owned by LNC. There is no established public trading market for our common stock. For discussion regarding The Lincoln National Life Insurance Company’s payment of dividends and restrictions on dividends, see Notes 15 and 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

During the years ended December 31, 2020 and 2019, we paid dividends to LNC of $660 million and $600 million, respectively. We expect that we could pay dividends to LNC of approximately $850 million in 2021 without prior approval from the state commissioner.

(b)    Not Applicable

(c)    Not Applicable

Item 6. Selected Financial Data

Item omitted.

Item 7. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of December 31, 2020, compared with December 31, 2019, and the results of operations in 2020 compared to 2019 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations” in our 2019 Form 10-K. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 22. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

The MNA is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•The continuation of the COVID-19 pandemic, or future outbreaks of COVID-19, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, results of operations and financial condition;

•Further deterioration in general economic and business conditions that may affect account values, investment results and claims experience;

•Adverse global capital and credit market conditions that may affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments;

•Legislative, regulatory or tax changes that affect: the cost of, or demand for, our products; our ability to conduct business;

•The impact of U.S. federal tax reform legislation on our business, earnings and capital;

•The impact of Regulation Best Interest or other regulations adopted by the Securities and Exchange Commission (“SEC”), the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

• Actions taken by reinsurers to raise rates on in-force business;

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

•Changes in accounting principles that may affect our business, results of operations and financial condition;

•Lowering of one or more of our financial strength ratings;

•Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems, including from cyberattacks or other breaches of our data security systems;

•The adequacy and collectability of reinsurance that we have purchased;

•Future pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;

•Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that we can charge for our products;

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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business.

INTRODUCTION

COVID-19 Pandemic

The COVID-19 pandemic emerged in the United States in the first quarter of 2020 and led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced in June 2020 that a recession began in March 2020, ending the longest expansion period in United States history. Although states have eased restrictions and the capital markets have mostly recovered, it is unclear when the economy will operate under normal or near-normal conditions. In the third quarter, the economy began to recover from what has been deemed the shortest recession on record in the United States. However, as the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For more information on the expected and potential impacts of the COVID-19 pandemic on our business and financial condition, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Actions in Response to the COVID-19 Pandemic

LNC took several actions during 2020, and expects to continue to take actions, to preserve our liquidity and capital position in response to the COVID-19 pandemic and ensuing economic environment conditions.

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

We also continue to focus on expense discipline. During the second quarter of 2020, we implemented a plan that significantly reduced expenses in 2020, and we expect to continue to manage expenses aggressively going forward.

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

Details underlying the effect to net income (loss) from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Income (loss) from operations:
Annuities	$(10)	$(54)	$(12)
Retirement Plan Services	(3)	-	(2)
Life Insurance	(426)	(299)	(20)
Excluded realized gain (loss)	21	-	-
Net income (loss)	$(418)	$(353)	$(34)

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

Reversion to the Mean

Because returns within the variable sub-accounts (“variable funds”) have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in variable fund returns. Significant and sustained changes in variable funds have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization primarily within our Annuities and RPS segments, as well as, to a lesser extent, our Life Insurance segment.

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process. Under our RTM process, future EGPs are projected using stochastic modeling of a large number of market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity products. Because variable fund returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in variable fund returns. However, long-term or significant deviations from expected variable fund returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits. The statistical distribution is designed to identify when the deviations from expected returns have become significant enough to warrant a change of the future variable fund growth rate assumption.

As discussed above, stochastic modeling is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model. A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are then compared to the present value of the EGPs used in the amortization model. If the present value of EGPs utilized for amortization were to exceed the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would be considered. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a long-term variable fund growth rate assumption such that the re-projected EGPs would be our best estimate of EGPs.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate decrease of approximately 13% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments. If we had unlocked our RTM assumption as of December 31, 2020, we would have recorded favorable unlocking of approximately $365 million, pre-tax, primarily within our Annuities segment.

Investments

Investments are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost due to factors other than credit loss included in stockholder’s equity as a component of AOCI. The difference between amortized cost and fair value due to credit loss impairment is recognized in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss).

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

For the categories and associated fair value of our fixed maturity available-for-sale (“AFS”) securities classified within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019, see Notes 1 and 21.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2020, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

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

Measurement of Allowances for Credit Losses and Recognition of Impairments

As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaced the historical incurred credit loss methodology with an expected credit loss methodology and impacts the way we recognize and measure impairment. See Note 2 for additional information.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related. Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are related to credit losses, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses attributable to factors other than credit loss until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within industries and countries where recent impairments have occurred in our assessment of the position of securities we own of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties. When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is due to credit loss, a credit loss allowance is recorded. In instances where declines are related to factors other than credit loss, the security will continue to be carefully monitored.

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

For certain securitized fixed maturity AFS securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether it is credit impaired. In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Write-downs on real estate and other investments are experienced when the estimated value of the asset is deemed to be less than the carrying value.  Write-downs and allowance for credit losses for commercial mortgage loans are established when the estimated value of the asset is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate credit loss allowance. Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the allowance for credit losses analysis that we perform for monitored loans and may contribute to an increase in the allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have established or increased our allowance for credit losses based upon this analysis.

We have also established an allowance for credit losses on our residential mortgage loan portfolio that includes a specific credit loss allowance for loans that are deemed to be impaired as well as an allowance for credit losses for pools of loans with similar risk characteristics. The allowance for credit losses for the performing population of loans is based on historical performance for similar loans, as well as projected future losses based on modeling, which includes reasonable and supportable forecasts. The historical data utilized in the allowance for credit losses calculation process is adjusted for current economic conditions.

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

Certain of our variable annuity contracts reported within future contract benefits contain embedded derivatives that are carried at fair value on a recurring basis and are all classified as Level 3 of the fair value hierarchy, including our guaranteed living benefit (“GLB”) reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities. These embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative cash flows. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit. In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability. The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. Changes in the fair value of these embedded derivatives result primarily from changes in market conditions. For more information, see Notes 1 and 21.

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

We cede a portion of the GLB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on a funds withheld basis. The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risk. This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the GLB embedded derivative reserves and GLB benefit reserves assumed by LNBAR caused by changes in equity markets, as well as the change in GLB embedded derivative reserves caused by changes in interest rates and implied volatilities.

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

Index Benefits

Our indexed annuity and indexed universal life insurance (“IUL”) contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Contract holders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). For information on our index benefits hedging results, see our discussion in “Realized Gain (Loss)” below.

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

The reserves reported in our consolidated financial statements contained herein are calculated in accordance with generally accepted accounting principles (“GAAP”) and differ from those specified by the laws of the various states and carried in the statutory financial statements of us and our insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

As of October 1, 2020 and 2019, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,125	$987	$1,122
Retirement Plan Services	157	162	160
Life Insurance	(12)	267	530
Group Protection	42	237	186
Other Operations	(161)	(148)	(130)
Excluded realized gain (loss), after-tax	(586)	(804)	(225)
Benefit ratio unlocking, after-tax	4	-	-
Net impact from the Tax Cuts and Jobs Act	37	16	(3)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(15)	(103)	(67)
Net income (loss)	$591	$614	$1,573

Comparison of 2020 to 2019

Net income decreased due primarily to the following:

•Higher benefits in our Life Insurance and Group Protection segments driven by the COVID-19 pandemic.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•The effect of unlocking.

•Lower prepayment and bond make-whole premiums.

The decrease in net income was partially offset by the following:

•Lower realized losses.

•Higher investment income on alternative investments.

•Aggressively managing expenses, and lower incentive compensation as a result of production performance.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Growth in average account values, business in force and group earned premiums.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above. For more information on the impacts of the COVID-19 pandemic and the actions management is taking, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues
Insurance premiums (1)	$121	$502	$390
Fee income	2,203	2,174	2,147
Net investment income	1,192	1,070	947
Operating realized gain (loss) (2)	214	190	192
Amortization of deferred gain on
business sold through reinsurance	29	30	8
Other revenues (3)	308	274	341
Total operating revenues	4,067	4,240	4,025
Operating Expenses
Interest credited	772	697	585
Benefits (1)	259	630	468
Commissions and other expenses	1,724	1,778	1,663
Total operating expenses	2,755	3,105	2,716
Income (loss) from operations before taxes	1,312	1,135	1,309
Federal income tax expense (benefit)	187	148	187
Income (loss) from operations	$1,125	$987	$1,122

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

Comparison of 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses due to the effect of unlocking, amortization expense, expense management and incentive compensation as a result of production performance, partially offset by higher trail commissions resulting from higher average account values.

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and investment income on alternative investments within our surplus portfolio.

•Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by equity market performance, partially offset by the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Strategic near-term actions to re-price certain products and to shift sales from fixed annuity products to respond to the low interest rate environment have contributed to lower deposits and negative net flows in 2020. We expect the trend of negative net flows to persist into 2021. For more information on the impacts of the COVID-19 pandemic and the actions management is taking, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7%, 9% and 9% in 2020, 2019 and 2018, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues
Insurance premiums and fee income (1)	$246	$245	$249
Net investment income	924	917	892
Other revenues (2)	27	24	23
Total operating revenues	1,197	1,186	1,164
Operating Expenses
Interest credited	615	585	555
Benefits	2	2	1
Commissions and other expenses	402	416	420
Total operating expenses	1,019	1,003	976
Income (loss) from operations before taxes	178	183	188
Federal income tax expense (benefit)	21	21	28
Income (loss) from operations	$157	$162	$160

(1)Includes amounts ceded to LNBAR.

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2020 to 2019

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields and lower prepayment and bond make-whole premiums, partially offset by investment income on alternative investments within our surplus portfolio and higher average fixed account values.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance, partially offset by the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

For more information on the impacts of the COVID-19 pandemic and the actions management is taking, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 13%, 12% and 11% for 2020, 2019 and 2018, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 19%, 21% and 23% for 2020, 2019 and 2018, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues
Insurance premiums (1)	$711	$661	$589
Fee income	3,671	3,828	3,337
Net investment income	2,689	2,494	2,546
Operating realized gain (loss) (2)	2	1	1
Amortization of deferred gain (loss) on
business sold through reinsurance	4	(4)	(5)
Other revenues	9	19	21
Total operating revenues	7,086	6,999	6,489
Operating Expenses
Interest credited	1,468	1,409	1,388
Benefits	4,200	3,822	3,121
Commissions and other expenses	1,458	1,451	1,334
Total operating expenses	7,126	6,682	5,843
Income (loss) from operations before taxes	(40)	317	646
Federal income tax expense (benefit)	(28)	50	116
Income (loss) from operations	$(12)	$267	$530

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force, partially offset by the effect of unlocking.

•Lower fee income due to the effect of unlocking, partially offset by growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking, partially offset by lower amortization rates, expense management and incentive compensation as a result of production performance.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields and lower prepayment and bond make-whole premiums.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment have contributed to lower sales for 2020 as compared to 2019. We continue to expect elevated mortality to persist into 2021 as a result of the impacts of the COVID-19 pandemic. For more information on the impacts of the COVID-19 pandemic and the actions management is taking, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues
Insurance premiums	$4,280	$4,113	$3,383
Net investment income	329	306	259
Other revenues (1)	183	168	114
Total operating revenues	4,792	4,587	3,756
Operating Expenses
Interest credited	5	5	5
Benefits	3,500	3,036	2,455
Commissions and other expenses	1,234	1,246	1,060
Total operating expenses	4,739	4,287	3,520
Income (loss) from operations before taxes	53	300	236
Federal income tax expense (benefit)	11	63	50
Income (loss) from operations	$42	$237	$186

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of 2020 to 2019

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

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

•Lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance.

Additional Information

Our total loss ratio for the years ended December 31, 2020 and 2019, was 81.8% and 73.9%, respectively. The total loss ratio for the year ended December 31, 2020, was driven primarily by unfavorable mortality in our life business and unfavorable morbidity in our disability business due primarily to the impacts of the COVID-19 pandemic. Additionally, we experienced higher new claims severity, delays in social security approvals and higher incidence in our disability business, partially offset by lower incidence in our dental business due to the COVID-19 pandemic. We continue to expect an unfavorable loss ratio to persist into 2021 as a result of the impacts of the COVID-19 pandemic. In addition, we anticipate both morbidity headwinds in our disability business related to the economic environment and continued delays in social security approvals to persist into 2021. For more information on the impacts of the COVID-19 pandemic and the actions management is taking, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. Also, we generally have higher DAC and VOBA amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an annual decrease to income from operations of approximately $32 million to $36 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues
Insurance premiums (1)	$10	$1	$-
Net investment income	130	175	200
Amortization of deferred gain on
business sold through reinsurance	-	-	1
Other revenues	26	23	8
Total operating revenues	166	199	209
Operating Expenses
Interest credited	39	58	56
Benefits	94	95	99
Other expenses	52	44	20
Interest and debt expense	125	145	136
Strategic digitization expense	68	66	76
Total operating expenses	378	408	387
Income (loss) from operations before taxes	(212)	(209)	(178)
Federal income tax expense (benefit)	(51)	(61)	(48)
Income (loss) from operations	$(161)	$(148)	$(130)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2020 to 2019

Loss from operations for Other Operations increased due primarily to the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations.

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation.

The increase in loss from operations was partially offset by lower interest and debt expense driven by a decline in average interest rates.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$216	$191	$193
Total excluded realized gain (loss)	(742)	(1,019)	(285)
Total realized gain (loss), pre-tax	$(526)	$(828)	$(92)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$(128)	$(54)	$(69)
Realized gain (loss) on the mark-to-market on	(112)	(337)	198
certain instruments (2)
GLB fees ceded to LNBAR and attributed fees	(344)	(354)	(320)
Indexed annuity forward-starting option	(2)	(59)	(34)
Excluded realized gain (loss), after-tax	$(586)	$(804)	$(225)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. As of December 31, 2020, the Modco investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  See Note 9 for more information.

Comparison of 2020 to 2019

We had lower realized losses due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements, favorable indexed annuity forward-starting option results driven by a decrease in option costs and the effects of unlocking, partially offset by an increase in our allowance for credit losses.

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

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 16.

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

We focus on obtaining reinsurance from a diverse group of reinsurers. We have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, we generally require the reinsurer to have an A.M. Best rating of A+ or greater or an S&P rating of AA- or better and a specified RBC percentage (or similar capital ratio measure). If the reinsurer does not have these ratings, we may require them to post collateral as described below; however, we may waive the collateral requirements based on the facts and circumstances. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

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

As a result of our Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, we recorded a $5.8 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2020. For additional information, see Note 9.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR. As of December 31, 2020, 90%, or $16.8 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $13.8 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $7.2 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2020, although only $2.9 billion can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our third-party reinsurer and LNBAR, and $149 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under our reinsurance arrangement, we held approximately $2.9 billion of statutory reserves as of December 31, 2020. We must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require us to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.2 billion of statutory reserves as of December 31, 2020. LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $672 million of statutory reserves as of December 31, 2020, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $285 million, $(3.6) billion and $1.6 billion in 2020, 2019 and 2018, respectively. In addition, we received capital contributions from LNC of $510 million, $50 million and $500 million in 2020, 2019 and 2018, respectively. We also received dividends from our subsidiaries of $427 million, $499 million and $419 million in 2020, 2019 and 2018, respectively. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Our captive reinsurance subsidiaries and LNBAR free up capital we can use for any number of purposes, including paying dividends to LNC, our parent company. The National Association of Insurance Commissioners (“NAIC”) adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We continue to analyze the effects of principles-based reserving on the use of captive reinsurance subsidiaries, LNBAR and third-party reinsurance for reserve financing transactions for our life insurance business. For more information on the NAIC’s adoption of principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation.”

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

Changes in equity markets may also affect our capital position. We may decide to reallocate available capital among us and our insurance and captive reinsurance subsidiaries, which would result in different RBC ratios for us. In addition, changes in the equity markets can affect the value of our variable annuity and variable universal life insurance separate accounts. When the market value of our separate account assets increases, the statutory surplus within us and our insurance subsidiaries also increases. Contrarily, when the market value of our separate account assets decreases, the statutory surplus within us and our insurance subsidiaries may also decrease, which may affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and Lincoln Life & Annuity Company of New York (“LLANY”).

Financing Activities

For information about our short-term and long-term debt and our credit facilities, see Note 13.

We have not accounted for repurchase agreements, securities lending transactions or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales. For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

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

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of December 31, 2020, we had a net outstanding receivable (payable) of $2.1 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2020, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.4 billion. As of December 31, 2020, LNL had outstanding borrowings of $3.1 billion reported within payables for collateral on investments on our Consolidated Balance Sheets. In October 2020, LLANY became a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2020, there were no outstanding borrowings. For additional details, see “Payables for Collateral on Investments” in Note 5.

Securities Lending Programs and Repurchase Agreements

LNL and our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2020, securities pledged under securities lending agreements had a carrying value of $115 million. In addition, LNL and our insurance subsidiaries had access to $750 million through a committed repurchase agreement. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net payable position) and posted with counterparties (when we are in a net receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2020, we were in a net collateral payable position of $2.8 billion compared to $1.2 billion as of December 31, 2019. During 2020, our net collateral payable position increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 13 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2020, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$23,069	$45,211	$43,870	$390,312	$502,462
Short-term and long-term debt (2)	497	-	50	2,362	2,909
Reserve financing and LOC expenses (3)	54	98	83	184	419
Payables for collateral on investments (4)	3,245	-	-	-	3,245
Operating leases (5)	42	70	49	47	208
Finance leases (5)	62	151	24	4	241
Certain financing arrangements (6)	4	30	190	9	233
Retirement and other plans (7)	10	19	17	36	82
Total	$26,983	$45,579	$44,283	$392,954	$509,799

(1)Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.

(2)Note 13 for additional information.

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

(7)Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2030 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically contribute to the agents’ defined benefit plan and remit funds to LNC to assist in funding the employees’ defined benefit plan. See Note 18 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $43 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. Details underlying our contingent commitments (in millions) as of December 31, 2020, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Credit facilities (1)	$-	$-	$2,250	$1,944	$4,194
Investment commitments (2)	1,656	295	614	281	2,846
Total	$1,656	$295	$2,864	$2,225	$7,040

(1)See Note 13 for additional information.

(2)See Note 5 for additional information.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2020:

								Estimated
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$3,250	$2,896	$3,478	$3,852	$4,241	$82,275	$99,992	$117,898
Average interest rate	3.9%	3.9%	4.1%	4.1%	3.9%	4.2%	4.2%
Variable interest rate securities	$74	$99	$43	$517	$35	$2,261	$3,029	$3,213
Average interest rate	5.8%	3.7%	6.1%	3.3%	2.8%	4.4%	4.2%
Trading securities:
Fixed interest rate securities	$102	$108	$162	$119	$137	$3,379	$4,007	$4,420
Average interest rate	3.8%	3.3%	2.9%	4.5%	4.8%	4.6%	4.4%
Variable interest rate securities	$-	$-	$1	$-	$-	$15	$16	$22
Average interest rate	0.0%	0.0%	3.4%	0.0%	0.0%	7.2%	6.9%
Mortgage loans on real estate:
Total mortgage loans	$902	$950	$870	$1,312	$1,209	$11,638	$16,881	$18,129
Average interest rate	4.3%	4.3%	4.1%	3.9%	4.0%	4.1%	4.1%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$2,330	$2,231	$2,258	$3,354	$3,311	$36,703	$50,187	$54,606
Average interest rate (1)	3.5%	3.7%	3.6%	3.7%	3.5%	3.6%	3.6%
Debt	$-	$-	$-	$-	$-	$2,412	$2,412	$2,834
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.5%	4.5%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards (4)
Pay variable/receive fixed	$1,938	$4,881	$3,071	$4,466	$2,805	$40,186	$57,347	$5,433
Average pay rate	0.3%	0.3%	0.3%	0.4%	0.3%	0.4%	0.4%
Average receive rate	2.3%	0.7%	2.6%	2.0%	1.6%	2.3%	2.1%
Pay fixed/receive variable	$2,706	$6,459	$681	$3,796	$4,683	$28,113	$46,438	$(3,353)
Average pay rate	2.1%	0.5%	2.3%	1.9%	1.5%	2.0%	1.7%
Average receive rate	0.2%	0.2%	0.2%	0.2%	0.2%	0.3%	0.3%
Interest rate cap corridors:	$8,000	$1,000	$13,500	$12,300	$-	$-	$34,800	$-
Average buy strike rate (2)	7.0%	7.0%	7.0%	6.0%	0.0%	0.0%	6.6%
Average sell strike rate (2)	11.0%	11.0%	11.0%	10.0%	0.0%	0.0%	10.6%
Forward swap curve	1.1%	1.2%	1.4%	1.3%	0.0%	0.0%	1.3%
Reverse Treasury locks:
10-year on-the-run Treasury	$115	$-	$-	$-	$-	$-	$115	$(1)
Average strike rate	0.8%	0.0%	0.0%	0.0%	0.0%	0.0%	0.8%
Forward CMT curve (3)	1.1%	0.0%	0.0%	0.0%	0.0%	0.0%	1.1%
30-year on-the-run Treasury	$690	$100	$-	$-	$-	$-	$790	$68
Average strike rate	2.1%	1.5%	0.0%	0.0%	0.0%	0.0%	2.1%
Forward CMT curve (3)	1.7%	1.8%	0.0%	0.0%	0.0%	0.0%	1.7%
Total return swaps:
Pay variable/receive fixed	$488	$-	$-	$-	$-	$-	$488	$8
Pay fixed/receive variable	4,939	-	-	-	-	-	4,939	(38)
Interest rate futures:
2-year Treasury notes	$309	$-	$-	$-	$-	$-	$309	$-
5-year Treasury notes	90	-	-	-	-	-	90	-
10-year Treasury notes	91	-	-	-	-	-	91	-
Treasury bonds	226	-	-	-	-	-	226	-
Foreign currency futures (5)	$114	$-	$-	$-	$-	$-	$114	$-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2)The indexes are the 7-year and 10-year constant maturity swap.

(3)The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(4)Includes notional of $176 million and fair value of $(6) million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

(5)Includes $34 million of Euro, $33 million of Japanese Yen, $31 million of British Pound and $16 million of Australian Dollar.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2019:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$93,307	$103,773
Trading securities	4,268	4,602
Mortgage loans on real estate	16,240	16,774
Investment type insurance contracts (1)	50,415	53,161
Debt	2,414	2,714
Interest rate and foreign currency swaps	72,738	1,002
Interest rate cap corridors	43,550	4
Reverse Treasury locks	1,115	89
Interest rate futures	274	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2020, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(10)	$14
Retirement Plan Services	3	(4)
Life Insurance	3	(3)
Group Protection	3	(3)
Income (loss) from operations	$(1)	$4

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

Prolonged historically low rates are not healthy for our business fundamentals. However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment. For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue. See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rate risks.

The following provides detail on the percentage differences between the December 31, 2020, interest rates being credited to contract holders based on the fourth quarter of 2020 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$9,316	$16,385	$29,766	$55,467	58.9%
Up to 0.50%	3,011	1,632	24	4,667	5.0%
0.51% to 1.00%	2,982	2,379	342	5,703	6.1%
1.01% to 1.50%	2,230	162	40	2,432	2.6%
1.51% to 2.00%	430	-	3,452	3,882	4.1%
2.01% to 2.50%	37	-	13	50	0.1%
2.51% to 3.00%	2	-	106	108	0.1%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	6,981	-	-	6,981	7.3%
Total discretionary rate setting products	24,989	20,558	33,743	79,290	84.2%
Other contracts (5)	12,523	2,358	-	14,881	15.8%
Total account values	$37,512	$22,916	$33,743	$94,171	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	37.3%	79.7%	88.2%	70.0%

(1)Excludes policy loans.

(2)Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

(3)The average crediting rates were 39 basis points, 12 basis points and 23 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)The average crediting rates were 147 basis points in excess of average minimum guaranteed rates. Of our account values for these products, 17% are scheduled to reset in more than one year but not more than two years; 25% are scheduled to reset in more than two years but not more than three years; and 58% are scheduled to reset in more than three years.

(5)For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business. For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 23 basis points in excess of average minimum guaranteed rates, and 72% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates. We updated our interest rate assumptions during 2020, which included reducing our long-term new money investment yield assumption (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information). If we were to further change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(180) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets. This impact would be most pronounced in our Life Insurance segment. The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate. In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

Short-Term and Long-Term Debt

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2020				As of December 31, 2019
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$102	$102	$10	$(10)	$97	$97
Foreign equities	25	25	3	(3)	6	6
Total equity securities	127	127	13	(13)	103	103
Real estate	10	13	1	(1)	11	13
Hedge funds	245	245	25	(25)	221	221
Private equities	1,828	1,828	183	(183)	1,638	1,638
Tax credits	7	7	1	(1)	13	13
Other equity interests	3	3	-	-	3	3
Total equity assets	$2,220	$2,223	$223	$(223)	$1,989	$1,991
Derivatives Hedging Equity
Market Risk
Call options (2)	$26,536	$2,805	$1,059	$(771)	$16,829	$1,353
Equity futures	1,619	-	(105)	105	1,602	-
Put options	13,804	(602)	40	(68)	4,178	(245)
Total return swaps	18,587	(632)	(987)	989	11,188	(325)
Total derivatives hedging
equity market risk	$60,546	$1,571	$7	$255	$33,797	$783

(1)Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

(2)Includes notional of $2.8 billion and fair value of $108 million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in LNC’s stock price through both LNC’s deferred and stock-based incentive compensation plans. For additional information on the deferred and stock-based incentive compensations plans, see Notes 18 and 19, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2020, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million. For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments.

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

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $150.9 billion and $131.7 billion as of December 31, 2020 and 2019, respectively. Of this total, $104.5 billion and $90.7 billion consisted of corporate bonds and $16.7 billion and $16.2 billion consisted of mortgage loans on real estate as of December 31, 2020 and 2019, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2020 and 2019, our unhedged positions consisted of $6 million and $8 million, respectively, of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%. As of the same dates, our Modco reinsurance portfolios were partially hedged and consisted of $184 million and $133 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 4%. Investment results for our Modco reinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Lincoln National Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lincoln National Life Insurance Company (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Acquisition Costs Asset and Future Contract Benefits Liability
Description of the Matter

At December 31, 2020, deferred acquisition costs totaled $5.6 billion and future contract benefits liabilities totaled $40.1 billion, a portion of which related to universal life-type contracts with secondary guarantees and variable annuity contracts with guaranteed benefit riders.

The carrying amount of the deferred acquisition costs related to these products is the total of costs deferred less amortization, which is calculated in relation to the present value of estimated gross profits of the underlying contracts. As described in Notes 1 (see section on DAC, VOBA, DSI and DFEL) and 8 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions, such as expected future mortality experience, investment margins, capital market performance, retention and rider utilization. Management’s assumptions are adjusted, also known as unlocked, for emerging experience and expected changes in trends. The unlocking results in deferred acquisition cost amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Note 1 to the consolidated financial statements (see section on Future Contract Benefits and Other Contract Holder Funds), there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which are consistent with the assumptions used to amortize the related deferred acquisition cost asset as noted above and which include expected mortality experience, investment margins, capital market performance, retention and rider utilization.

Auditing the valuation of deferred acquisition costs and future contract benefits liabilities related to these products was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of both the amortization of deferred acquisition costs and the future contract benefits liability related to these products.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the deferred acquisition costs and future contract benefits liability estimation processes, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the estimated gross profits related to deferred acquisition costs and the future contract benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions and updating investment margins for current and expected future market conditions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of estimated gross profits related to deferred policy acquisition costs and the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

Variable Annuity Guaranteed Living Benefit Riders Embedded Derivatives
Description of the Matter

The Company’s variable annuity guaranteed living benefit riders include an embedded derivative, represented by an asset totaling $450 million as of December 31, 2020, related to the non-life contingent feature of the product which is accounted for at fair value, with changes in fair value recognized in income. As described in Notes 1 (see section on Separate Account Assets and Liabilities), 6 and 21 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivative because of the sensitivity of certain assumptions underlying the estimate, including stock market performance, policy lapse experience and rider utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the embedded derivative.

Auditing the valuation of the embedded derivative related to variable annuity guaranteed living benefit riders was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of the value of the embedded derivative.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the embedded derivative estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the embedded derivative. This included testing controls related to management’s evaluation of current and future market conditions and the need to update policy lapse and rider utilization assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of the embedded derivative for a sample of contracts which we compared to the fair value model used by management.

Valuation of Goodwill for the Life Insurance Reporting Unit
Description of the Matter

At December 31, 2020, the Company’s goodwill was $1.8 billion, of which $634 million related to the Company’s Life Insurance reporting unit. As discussed in Notes 1 (see section on Goodwill) and 10 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Determining the fair value of the Life Insurance reporting unit as part of the goodwill impairment analysis is sensitive to significant assumptions such as the discount rate, which reflects the market expected, weighted-average rate of return adjusted for the risk factors associated with the operations, and other relevant assumptions impacting projected financial information, such as the profitability of new and in-force business, all of which are affected by expectations about future market or economic conditions.

Auditing the fair value of the Company’s Life Insurance reporting unit was complex and required the involvement of our valuation and actuarial specialists due to the high degree of judgment used by management.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This included, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in the estimation process, including management’s determination of the applicable discount rate, and other assumptions for the Life Insurance reporting unit.

We involved actuarial and valuation specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to current industry and economic trends, recent market transactions and other relevant factors. We reviewed the historical accuracy of management’s estimate and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Life Insurance reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Philadelphia, Pennsylvania

March 9, 2021

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2020	2019
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $103,021; 2019 – $93,307; allowance for credit losses: 2020 – $13; 2019 – $0)	$121,111	$103,773
Trading securities	4,442	4,602
Equity securities	127	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $832; 2019 – $0)	16,681	16,244
Policy loans	2,411	2,460
Derivative investments	3,109	1,911
Other investments	3,025	2,565
Total investments	150,906	131,658
Cash and invested cash	1,462	1,879
Deferred acquisition costs and value of business acquired	5,824	7,745
Premiums and fees receivable	484	464
Accrued investment income	1,217	1,109
Reinsurance recoverables, net of allowance for credit losses	18,752	19,164
Funds withheld reinsurance assets	530	542
Goodwill	1,778	1,778
Other assets	19,401	18,106
Separate account assets	167,965	153,571
Total assets	$368,319	$336,016

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$40,146	$35,717
Other contract holder funds	104,858	97,422
Short-term debt	497	609
Long-term debt	2,412	2,414
Reinsurance related embedded derivatives	540	375
Funds withheld reinsurance liabilities	7,179	5,566
Payables for collateral on investments	6,215	5,077
Other liabilities	13,466	13,680
Separate account liabilities	167,965	153,571
Total liabilities	343,278	314,431

Contingencies and Commitments (See Note 14)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,853	11,312
Retained earnings	4,167	4,437
Accumulated other comprehensive income (loss)	9,021	5,836
Total stockholder’s equity	25,041	21,585
Total liabilities and stockholder’s equity	$368,319	$336,016

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Insurance premiums	$5,122	$5,277	$4,362
Fee income	6,120	6,247	5,733
Net investment income	5,264	4,962	4,844
Realized gain (loss)	(526)	(828)	(92)
Amortization of deferred gain on business sold through reinsurance	33	27	4
Other revenues	553	507	507
Total revenues	16,566	16,192	15,358
Expenses
Interest credited	2,899	2,754	2,589
Benefits	8,050	7,585	6,144
Commissions and other expenses	4,889	5,065	4,583
Interest and debt expense	125	145	136
Strategic digitization expense	68	66	76
Total expenses	16,031	15,615	13,528
Income (loss) before taxes	535	577	1,830
Federal income tax expense (benefit)	(56)	(37)	257
Net income (loss)	591	614	1,573
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	3,177	5,173	(3,314)
Funded status of employee benefit plans	8	4	2
Total other comprehensive income (loss), net of tax	3,185	5,177	(3,312)
Comprehensive income (loss)	$3,776	$5,791	$(1,739)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Common Stock
Balance as of beginning-of-year	$11,312	$11,237	$10,713
Capital contribution from Lincoln National Corporation	510	50	500
Stock compensation/issued for benefit plans	31	25	24
Balance as of end-of-year	11,853	11,312	11,237

Retained Earnings
Balance as of beginning-of-year	4,437	4,423	4,405
Cumulative effect from adoption of new accounting standards	(201)	-	(644)
Net income (loss)	591	614	1,573
Dividends paid to Lincoln National Corporation	(660)	(600)	(911)
Balance as of end-of-year	4,167	4,437	4,423

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	5,836	659	3,327
Cumulative effect from adoption of new accounting standards	-	-	644
Other comprehensive income (loss), net of tax	3,185	5,177	(3,312)
Balance as of end-of-year	9,021	5,836	659
Total stockholder’s equity as of end-of-year	$25,041	$21,585	$16,319

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$591	$614	$1,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	526	828	92
Trading securities purchases, sales and maturities, net	253	(2,522)	(120)
Amortization of deferred gain on business sold through reinsurance	(33)	(27)	(4)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	68	(448)	(108)
Premiums and fees receivable	(20)	104	(87)
Accrued investment income	(88)	(22)	(6)
Insurance liabilities and reinsurance-related balances	392	(1,195)	(128)
Accrued expenses	(21)	89	(99)
Federal income tax accruals	(134)	(282)	65
Cash management agreement	(1,341)	(1,115)	329
Other	92	343	88
Net cash provided by (used in) operating activities	285	(3,633)	1,595
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(16,149)	(14,927)	(12,406)
Sales of available-for-sale securities and equity securities	1,214	6,771	3,191
Maturities of available-for-sale securities	5,180	6,426	6,348
Purchase of common stock in acquisition, net of cash acquired	-	-	(1,410)
Sale of business, net	-	-	(12)
Purchases of alternative investments	(395)	(433)	(314)
Sales and repayments of alternative investments	171	131	178
Issuance of mortgage loans on real estate	(1,790)	(4,218)	(2,920)
Repayment and maturities of mortgage loans on real estate	1,133	1,144	1,048
Issuance (repayment) of policy loans, net	49	32	20
Net change in collateral on investments, derivatives and related settlements	1,775	349	654
Other	(149)	(259)	(191)
Net cash provided by (used in) investing activities	(8,961)	(4,984)	(5,814)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	510	50	500
Payment of long-term debt, including current maturities	(30)	(28)	(13)
Issuance of long-term debt, net of issuance costs	30	28	13
Issuance (payment) of short-term debt	(112)	321	278
Proceeds from sale-leaseback transactions	-	-	88
Payment related to sale-leaseback transactions	(47)	(83)	-
Proceeds from certain financing arrangements	109	107	-
Deposits of fixed account values, including the fixed portion of variable	14,009	16,049	13,616
Withdrawals of fixed account values, including the fixed portion of variable	(6,069)	(5,800)	(5,957)
Transfers to and from separate accounts, net	528	(1,362)	(2,469)
Common stock issued for benefit plans	(9)	(34)	(25)
Dividends paid to Lincoln National Corporation	(660)	(600)	(911)
Net cash provided by (used in) financing activities	8,259	8,648	5,120

Net increase (decrease) in cash, invested cash and restricted cash	(417)	31	901
Cash, invested cash and restricted cash as of beginning-of-year	1,879	1,848	947
Cash, invested cash and restricted cash as of end-of-year	$1,462	$1,879	$1,848

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston (“LLACB”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL’s principal businesses consist of underwriting annuities, deposit-type contracts and life insurance through multiple distribution channels. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 22 for additional information.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNL and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. As discussed in Note 3, on May 1, 2018, LNC and LNL completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”). We use the equity method of accounting to recognize all of our investments in limited liability partnerships. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill and other intangibles, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit loss allowance.

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and a credit loss allowance is recorded, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in other comprehensive income (“OCI”) to unrealized losses on fixed maturity AFS securities on our Consolidated Statements of Stockholder’s Equity, as this amount is considered a noncredit impairment.

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

In periods subsequent to the recognition of a credit loss impairment through a credit loss allowance, we continue to reassess the expected cash flows of the debt security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on debt securities is written-off when deemed uncollectible.

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

Each quarter, we review the cash flows for the MBS portfolio, including current credit enhancements and trends in the underlying collateral performance to determine whether or not they are sufficient to provide for the recovery of our amortized cost. To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security requires a credit loss allowance. The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods. We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Second lien loans are assigned 100% severity, if defaulted. For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for a credit loss by comparing the expected cash flows to amortized cost. To the extent that the security has already been impaired through a credit loss allowance or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no credit loss allowance is required. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then an impairment through a credit loss allowance is recognized.

We further monitor the cash flows of all of our debt securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our debt securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment through a credit loss allowance for the security.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain commercial mortgage loans at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are likewise credited to the allowance for credit losses. Accrued interest on mortgage loans is written-off when deemed uncollectible.

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

Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, a specific credit loss allowance is established for the excess carrying value of the loan over its estimated value. The loan’s estimated value is based on: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.

Allowance for credit losses are maintained at a level we believe is adequate to absorb current expected lifetime credit losses. Our periodic evaluation of the adequacy of the allowance for credit losses is based on historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, reasonable and supportable forecasts about the future and other relevant factors.

Mortgage loans on real estate are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Our commercial loan portfolio is primarily comprised of long-term loans secured by existing commercial real estate. We believe all of the commercial loans in our portfolio share three primary risks: borrower credit worthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods of monitoring and assessing credit risk are consistent for our entire portfolio.

For our commercial mortgage loan portfolio, trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks. We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles. Where warranted, we establish or increase a credit loss allowance for a specific loan based upon this analysis.

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

Most of our off-balance sheet commitments relate to commercial mortgage loans. As such, an allowance for credit losses is developed based on the commercial mortgage loan process outlined above, along with an internally developed conversion factor.

Our residential loan portfolio is primarily comprised of first lien mortgages secured by existing residential real estate. In contrast to the commercial mortgage loan portfolio, residential mortgage loans are primarily smaller-balance homogenous loans that share similar risk characteristics. Therefore, these pools of loans are collectively evaluated for inherent credit losses. Such evaluations consider numerous factors, including, but not limited to borrower credit scores, collateral values, loss forecasts, geographic location, delinquency rates and economic trends. These evaluations and assessments are revised as conditions change and new information becomes available, including updated forecasts, which can cause the allowance for credit losses to increase or decrease over time as such evaluations are revised. Generally, residential mortgage loan pools exclude loans that are nonperforming, as those loans are evaluated individually using the evaluation framework for specific allowance for credit losses described above.

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

Acquisition costs for all traditional contracts, including traditional life insurance contracts, such as individual whole life, group business and term life insurance, are amortized over the expected premium-paying period that generally results in amortization less than 30 years. Acquisition costs are either amortized on a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There is currently no intangible balance or related amortization for fixed and variable payout annuities.

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

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity.  When we apply reinsurance accounting, premiums, benefits and DAC amortization are reported net of insurance ceded on our Consolidated Statements of Comprehensive Income (Loss).  Amounts currently recoverable, such as ceded reserves, are reported in reinsurance recoverables and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on our Consolidated Balance Sheets.  Assets and liabilities and revenue and expenses from certain reinsurance contracts that grant statutory surplus relief to our insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively, if there is a contractual right of offset.

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

We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The credit loss allowance is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

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

Our model estimates the expected credit losses over the life of the reinsurance asset. Credit loss estimates are segmented based on counterparty credit risk. Our modeling process utilizes counterparty credit ratings, collateral types and amounts, and term and run-off assumptions. For reinsurance recoverables that do not share similar risk characteristics, we assessed on an individual basis to determine a specific credit loss allowance.

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

Reinsurance agreements often require the reinsurer to collateralize the recoverable with funds in a trust account for the benefit of the ceding insurance entity that can reduce the expected credit losses on a given agreement. As such, we review reinsurance collateral by individual agreement to sensitize risk of loss based on level of collateralization. This review is driven by the assumption that non-collateralized reinsurance recoverables would have materially higher losses in time of default. Therefore, reinsurance recoverables are pooled as either fully-collateralized or non-collateralized.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, DSI, operating lease right-of-use (“ROU”) assets, finance lease assets, certain financing arrangements, debt issuance costs associated with line-of-credit arrangements and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, long-term operating lease liabilities, finance lease liabilities, certain financing arrangements, deferred gain on business sold through reinsurance and other accrued expenses.

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

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are related to credit loss or non-credit, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”). The carrying values of VOCRA and VODA are amortized using a straight-line basis over their weighted average life of 20 years and 13 years, respectively. See Note 10 for more information regarding specifically identifiable intangible assets.

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

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 47 million scenarios. The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2020 and 2019, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $53 million, $51 million and $56 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Short-term and Long-term Debt

Short-term debt has contractual or expected maturities of one year or less. Long-term debt has contractual or expected maturities greater than one year.

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

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided. Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms.

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

Interest and Debt Expense

Interest expense on our short-term and long-term debt is recognized as due over the term of the related borrowing.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments and related amendments

These amendments adopt a new model in ASC Topic 326 to measure and recognize credit losses for most financial assets. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected over the life of the asset using a credit loss allowance. Changes in the allowance are charged to earnings. The measurement of expected credit losses is based on relevant information about past events, including historical experience, as well as current economic conditions and reasonable and supportable forecasts that affect the collectability of the financial asset. The method used to measure estimated credit losses for fixed maturity AFS securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. The amendments permit entities to recognize improvements in credit loss estimates on fixed maturity AFS securities by reducing the allowance account immediately through earnings. The amendments are adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption was permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

The adoption of this standard and related amendments resulted in the recognition of a cumulative effect decrease of $216 million, net of DAC, VOBA, DSI, DFEL and changes in other contract holder funds, after-tax, to retained earnings. The overall adjustment recorded our allowance for credit losses as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables. Upon adoption of the standard, the concept of other-than-temporary impairment (“OTTI”) no longer exists; however, our prior period presentation herein is reflective of OTTI recorded in those periods.

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

These amendments also make targeted clarifications to ASC Topics 815 and 825. Early adoption was permitted.

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

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2023, and early adoption is permitted.

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

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which is filed as Exhibit 10.3 to this Form 10-K, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business.

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

4. Variable Interest Entities

Unconsolidated VIEs

Reinsurance Related Notes

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration. The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans. The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2020, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our ABS, RMBS and CMBS. We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 5.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.1 billion and $1.9 billion as of December 31, 2020 and 2019, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $7 million and $13 million as of December 31, 2020 and 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $1 million and $2 million for the years ended December 31, 2020 and 2019, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2020.

5. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$85,625	$15,947	$136	$12	$101,424
U.S. government bonds	369	81	1	-	449
State and municipal bonds	5,145	1,517	-	-	6,662
Foreign government bonds	380	86	1	-	465
RMBS	2,551	289	1	1	2,838
CMBS	1,380	115	-	-	1,495
ABS	7,035	158	15	-	7,178
Hybrid and redeemable preferred securities	536	94	30	-	600
Total fixed maturity AFS securities	$103,021	$18,287	$184	$13	$121,111

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,875	$9,071	$172	$(5)	$87,779
U.S. government bonds	355	48	-	-	403
State and municipal bonds	4,605	1,087	7	-	5,685
Foreign government bonds	326	62	-	-	388
RMBS	2,820	179	9	(18)	3,008
CMBS	1,038	45	1	(1)	1,083
ABS	4,803	62	17	(35)	4,883
Hybrid and redeemable preferred securities	485	79	20	-	544
Total fixed maturity AFS securities	$93,307	$10,633	$226	$(59)	$103,773

(1)Prior to the adoption of ASU 2016-13, we recognized the OTTI attributed to noncredit factors as a separate component in OCI referred to as unrealized OTTI on fixed maturity AFS securities. This includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,324	$3,348
Due after one year through five years	14,953	15,954
Due after five years through ten years	19,428	21,924
Due after ten years	54,350	68,374
Subtotal	92,055	109,600
Structured securities (RMBS, CMBS, ABS)	10,966	11,511
Total fixed maturity AFS securities	$103,021	$121,111

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$2,785	$85	$588	$51	$3,373	$136
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	43	1	6	-	49	1
ABS	1,527	9	355	6	1,882	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,552	$110	$1,045	$74	$5,597	$184

Total number of fixed maturity AFS securities in an unrealized loss position						782

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	22	6	13
Twelve months or greater	30	11	20
Total	$117	$41	51

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

Our gross unrealized losses on fixed maturity AFS securities decreased by $45 million for the year ended December 31, 2020. As discussed further below, we believe the unrealized loss position as of December 31, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2020, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2020 and 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2020 and 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.8 billion and $3.1 billion, respectively, and a fair value of $4.0 billion and $3.1 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2020 and 2019, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2020, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. See Note 1 for a detailed discussion regarding our accounting policy relating to the allowance for credit losses on our fixed maturity AFS securities.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	40	1	1	42
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(1)	-	(1)	(2)
Reductions for securities disposed	(15)	-	-	(15)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-year (2)	$12	$1	$-	$13

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of December 31, 2020 and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended
	December 31,
	2019	2018
Balance as of beginning-of-year	$337	$358
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	13	5
Credit losses on securities for which an
OTTI was previously recognized	2	2
Decreases attributable to:
Securities sold, paid down or matured	(148)	(28)
Balance as of end-of-year	$204	$337

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2020	2019
Fixed maturity securities:
Corporate bonds	$3,049	$2,877
U.S. government bonds	-	45
State and municipal bonds	28	16
Foreign government bonds	92	45
RMBS	131	169
CMBS	134	163
ABS	966	1,238
Hybrid and redeemable preferred securities	42	49
Total trading securities	$4,442	$4,602

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2020, 2019 and 2018, was $117 million, $225 million and $(55) million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,162	$610	$16,772	$15,525	$659	$16,184
30 to 59 days past due	4	28	32	3	27	30
60 to 89 days past due	-	8	8	-	10	10
90 or more days past due	-	69	69	-	16	16
Allowance for credit losses	(186)	(17)	(203)	-	(2)	(2)
Unamortized premium (discount)	(14)	22	8	(17)	23	6
Mark-to-market gains (losses) (1)	(5)	-	(5)	-	-	-
Total carrying value	$15,961	$720	$16,681	$15,511	$733	$16,244

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 21 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of December 31, 2020 and 2019, and Texas, which accounted for 10% and 11% of commercial mortgage loans on real estate as of December 31, 2020 and 2019, respectively.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 32% and 34% of residential mortgage loans on real estate as of December 31, 2020 and 2019, respectively, and Florida, which accounted for 18% and 20% of residential mortgage loans on real estate as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, we had 147 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020. There was one specifically identified impaired loan with a carrying value of less than $1 million as of December 31, 2019.

For our residential mortgage loans, there were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Average carrying value for impaired mortgage loans on real estate	$21	$-	$5
Interest income recognized on impaired mortgage loans on real estate	-	-	1
Interest income collected on impaired mortgage loans on real estate	-	-	1

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of December 31, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	71	-	17
Total	$-	$71	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$15,157	93.8%	2.36	$14,121	91.0%	2.35
65% to 74%	948	5.9%	1.69	1,389	9.0%	1.88
75% to 100%	47	0.3%	1.21	1	0.0%	1.09
Total	$16,152	100.0%		$15,511	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$1,495	2.85	$32	1.52	$-	-	$1,527
2019	3,098	2.24	258	1.78	2	1.74	3,358
2018	2,379	2.16	182	1.49	15	0.71	2,576
2017	1,779	2.34	169	1.73	-	-	1,948
2016	1,711	2.37	174	1.56	22	1.58	1,907
2015 and prior	4,695	2.38	133	1.95	8	1.02	4,836
Total	$15,157		$948		$47		$16,152

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$666	90.4%	$718	97.7%
Nonperforming	71	9.6%	17	2.3%
Total	$737	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

Credit Losses on Mortgage Loans on Real Estate

In connection with our recognition of an allowance for credit losses for mortgage loans on real estate, we perform a quantitative analysis using a probability of default/loss given default/exposure at default approach to estimate expected credit losses in our mortgage loan portfolio as well as unfunded commitments related to commercial mortgage loans, exclusive of certain mortgage loans held at fair value. See Note 1 for a detailed discussion regarding our accounting policy relating to the allowance for credit losses on our mortgage loans on real estate.

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2020
	Commercial	Residential	Total
Balance as of beginning-of-year	$-	$2	$2
Impact of adopting ASU 2016-13	61	26	87
Additions from provision for credit loss expense (1)	177	10	187
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Additions (reductions) for mortgage loans on real estate for which
credit losses were previously recognized (1)	(52)	(21)	(73)
Balance as of end-of-year (2)	$186	$17	$203

(1)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $114 million for the year ended December 31, 2020. For the year ended December 31, 2020, we recognized $2 million of credit loss expense related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $48 million as of December 31, 2020 and was excluded from the estimate of credit losses.

Changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Years Ended
	December 31,
	2019	2018

Balance as of beginning-of-year	$-	$3
Additions	-	-
Charge-offs, net of recoveries	-	(3)
Balance as of end-of-year	$-	$-

Alternative Investments

As of December 31, 2020 and 2019, alternative investments included investments in 270 and 256 different partnerships, respectively, and represented approximately 1% of total investments.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Fixed maturity AFS securities	$4,241	$4,214	$4,129
Trading securities	198	187	79
Equity securities	3	4	4
Mortgage loans on real estate	674	626	492
Real estate	1	1	1
Policy loans	124	128	122
Invested cash	13	33	23
Commercial mortgage loan prepayment
and bond make-whole premiums	78	115	78
Alternative investments	218	24	222
Consent fees	5	7	4
Other investments	42	27	24
Investment income	5,597	5,366	5,178
Investment expense	(333)	(404)	(334)
Net investment income	$5,264	$4,962	$4,844

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(24)	$(13)	$(5)
RMBS	(1)	(1)	(1)
ABS	-	(1)	(1)
Gross credit loss expense recognized in net income (loss)	(25)	(15)	(7)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	-
Net credit loss expense recognized in net income (loss)	$(24)	$(15)	$(7)

(1)For the year ended December 31, 2020, we recognized credit loss expense incurred and write-downs taken as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the years ended December 31, 2019 and 2018, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the year ended December 31, 2019, we recorded $14 million of OTTI recognized in OCI. During the year ended December 31, 2018, we recorded no OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,970	$2,970	$1,383	$1,383
Securities pledged under securities lending agreements (2)	115	112	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	5,049	3,580	5,480
Total payables for collateral on investments	$6,215	$8,131	$5,077	$6,973

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2020 and 2019, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
Collateral payable for derivative investments	$1,587	$767	$(85)
Securities pledged under securities lending agreements	1	26	(134)
Securities pledged under repurchase agreements	-	(152)	(379)
Investments pledged for FHLBI	(450)	(350)	1,030
Total increase (decrease) in payables for collateral on investments	$1,138	$291	$432

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$115	$-	$-	$-	$115

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we did not re-pledge any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of December 31, 2020.

Investment Commitments

As of December 31, 2020, our investment commitments were $2.8 billion, which included $1.4 billion of LPs, $989 million of mortgage loans on real estate and $500 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2020 and 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.2 billion and $1.3 billion, respectively, or 1% of total investments, and our investments in securities issued by the White Chapel LLC with a fair value of $1.0 billion, or 1% of total investments and Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments, respectively. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2020 and 2019, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $21.7 billion and $18.2 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $19.2 billion and $15.4 billion, respectively, or 13% and 12%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

See Note 1 for a detailed discussion of the accounting treatment for derivative instruments. See Note 21 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

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

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products.

Our indexed annuity and indexed universal life insurance (“IUL”) contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs oﬀered in our variable annuity products, including products with guaranteed withdrawal benefit and guaranteed income benefit features. These GLB features are reinsured among various reinsurance counterparties on a coinsurance basis. We cede a portion of the GLB features to LNBAR, a wholly-owned subsidiary of LNC, on a funds withheld coinsurance basis. The funds withheld arrangement includes a dynamic hedging strategy designed to mitigate selected risks. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement eﬀect of changes in embedded derivative GLB reserves assumed by LNBAR caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally eﬀective in oﬀsetting changes in the embedded derivative reserve assumed by LNBAR due to, among other things, diﬀerences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-oﬀ. However, the hedging results do not impact LNL due to a funds withheld agreement with LNBAR, which causes the financial impact of the derivatives, as well as the cash flow activity, to be reflected on LNBAR.

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$964	$87	$11	$1,174	$108	$12
Foreign currency contracts (1)	3,089	147	151	2,874	191	51
Total cash flow hedges	4,053	234	162	4,048	299	63
Fair value hedges:
Interest rate contracts (1)	530	-	271	546	-	202
Non-Qualifying Hedges
Interest rate contracts (1)	135,434	1,587	159	112,921	1,082	219
Foreign currency contracts (1)	304	1	8	262	1	3
Equity market contracts (1)	74,300	3,486	1,952	43,283	1,442	664
Credit contracts (1)	51	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	450	-	-	450	-
GLB ceded (2)	-	82	531	-	60	510
Reinsurance related (3)	-	-	540	-	-	375
Indexed annuity and IUL contracts (2) (4)	-	550	3,594	-	927	2,585
Total derivative instruments	$214,672	$6,390	$7,217	$161,115	$4,261	$4,621

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2020
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$14,052	$57,331	$29,217	$36,328	$-	$136,928
Foreign currency contracts (2)	227	411	1,062	1,693	-	3,393
Equity market contracts	40,716	19,445	5,831	12	8,296	74,300
Credit contracts	-	51	-	-	-	51
Total derivative instruments
with notional amounts	$54,995	$77,238	$36,110	$38,033	$8,296	$214,672

(1)As of December 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 30, 2022.

(2)As of December 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$824	$776	$271	$202

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119	$27
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	-	6
Cash flow hedges:
Interest rate contracts	(16)	73	(4)
Foreign currency contracts	93	108	44
Change in foreign currency exchange rate adjustment	(174)	(52)	111
Change in DAC, VOBA, DSI and DFEL	(23)	(5)	(14)
Income tax benefit (expense)	26	(26)	(29)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	3	4
Foreign currency contracts (1)	56	35	27
Foreign currency contracts (2)	6	9	-
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(2)	(3)
Income tax benefit (expense)	(12)	(9)	(6)
Balance as of end-of-year	$42	$181	$119

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Years Ended December 31,
	2020		2019
	Realized	Net	Realized	Net
	Gain	Investment	Gain	Investment
	(Loss)	Income	(Loss)	Income
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are Recorded	$(526)	$5,264	$(828)	$4,962

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	69	-	63
Derivatives designated as hedging instruments	-	(69)	-	(63)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	-	3
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	56	9	35

Non-Qualifying Hedges
Interest rate contracts	1,287	-	982	-
Foreign currency contracts	(3)	-	(1)	-
Equity market contracts	971	-	(137)	-
Credit contracts	(6)	-	-	-
Embedded derivatives:
GLB	1	-	1	-
Reinsurance related	(241)	-	(626)	-
Indexed annuity and IUL contracts	(471)	-	(742)	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Year
Ended
December 31,
2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4
Foreign currency contracts (1)	27
Total cash flow hedges	31
Fair value hedges:
Interest rate contracts (1)	(14)
Interest rate contracts (2)	37
Total fair value hedges	23
Non-Qualifying Hedges
Interest rate contracts (2)	(149)
Foreign currency contracts (2)	5
Equity market contracts (2)	445
Equity market contracts (3)	(17)
Embedded derivatives:
GLB(2)	(1)
Reinsurance related (2)	292
Indexed annuity and IUL contracts (2)	81
Total derivative instruments	$710

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

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

For the Year
Ended
December 31,
2018
Offset to net investment income	$4
Offset to realized gain (loss)	27

As of December 31, 2020, $45 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of December 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2025	(3)	(4)	BBB+	1	$1	$51

As of December 31, 2019
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2020	2019
Maximum potential payout	$51	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$51	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of December 31, 2020.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2020 or 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$1,232	$(7)	$441	$(22)
A+	1,112	(175)	549	(168)
A	53	-	36	-
A-	572	-	355	-
	$2,969	$(182)	$1,381	$(190)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,969)	-	(2,969)
Non-cash collateral	(56)	-	(56)
Net amount	$84	$1,082	$1,166

Financial Liabilities
Gross amount of recognized liabilities	$902	$4,665	$5,567
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	572	4,665	5,237
Gross amounts not offset:
Cash collateral	(182)	-	(182)
Non-cash collateral	-	-	-
Net amount	$390	$4,665	$5,055

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,381)	-	(1,381)
Non-cash collateral	(242)	-	(242)
Net amount	$288	$1,437	$1,725

Financial Liabilities
Gross amount of recognized liabilities	$771	$3,470	$4,241
Gross amounts offset	(15)	-	(15)
Net amount of liabilities	756	3,470	4,226
Gross amounts not offset:
Cash collateral	(190)	-	(190)
Non-cash collateral	-	-	-
Net amount	$566	$3,470	$4,036

7. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Current	$(59)	$175	$179
Deferred	3	(212)	78
Federal income tax expense (benefit)	$(56)	$(37)	$257

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Income (loss) before taxes	$535	$577	$1,830
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	112	121	384
Effect of:
Tax-preferred investment income (1)	(98)	(99)	(87)
Tax credits	(39)	(40)	(39)
Excess tax benefits from stock-based compensation	2	(6)	(3)
Tax impact associated with the Tax Cuts and Jobs Act (2)	(37)	(16)	3
Other items	4	3	(1)
Federal income tax expense (benefit)	$(56)	$(37)	$257
Effective tax rate	-10%	-6%	14%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction.

(2)In 2018, we recognized a $3 million tax expense from the impact of the reduced federal statutory rate under the Tax Cuts and Jobs Act (the “Tax Act”) on our adoption of an Internal Revenue Service pronouncement related to variable annuity contracts. In 2019, we recognized a $16 million tax benefit from the impact of the reduced corporate tax rate under the Tax Act on our election to revalue policyholder tax reserves. In 2020, we recognized a $37 million tax benefit attributable to the carry back of a 2020 net operating loss under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, which provides for a five-year carryback period.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2020	2019
Current	$381	$255
Deferred	(3,422)	(2,605)
Total federal income tax asset (liability)	$(3,041)	$(2,350)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2020	2019
Deferred Tax Assets
Future contract benefits and other contract holder funds	$2,262	$527
Reinsurance related embedded derivative asset	113	79
Compensation and benefit plans	163	135
Intangibles	27	26
Net operating losses	218	216
Other	5	14
Total deferred tax assets	$2,788	$997
Deferred Tax Liabilities
DAC	$418	$854
VOBA	165	191
Net unrealized gain on fixed maturity AFS securities	3,836	2,216
Net unrealized gain on trading securities	88	70
Investment activity	1,299	154
Other	404	117
Total deferred tax liabilities	$6,210	$3,602
Net deferred tax asset (liability)	$(3,422)	$(2,605)

As of December 31, 2020, we have $1.0 billion of net operating losses to carry forward to future years. The net operating losses arose in tax year 2018, and under the Tax Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2017. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our refund claims for 2014 and 2015 that is anticipated to be completed by the end of 2021. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2020	2019
Balance as of beginning-of-year	$41	$12
Increases for prior year tax positions	2	29
Balance as of end-of-year	$43	$41

As of December 31, 2020 and 2019, $43 million and $41 million, respectively, of our unrecognized tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits will decrease by $9 million by the end of 2021.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2020, 2019 and 2018, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2020 and 2019.

8. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$7,418	$9,509	$7,909
Cumulative effect from adoption of new accounting
standard	5	-	-
Business acquired (sold) through reinsurance	(26)	-	(246)
Business recaptured through reinsurance	-	59	-
Deferrals	1,427	1,900	1,596
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(811)	(922)	(913)
Unlocking	(211)	(471)	(115)
Adjustment related to realized (gains) losses	(35)	(43)	(42)
Adjustment related to unrealized (gains) losses	(2,177)	(2,614)	1,320
Balance as of end-of-year	$5,590	$7,418	$9,509

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$327	$799	$499
Business acquired (sold) through reinsurance	-	-	(11)
Business acquired	-	-	30
Deferrals	3	6	7
Amortization:
Amortization, excluding unlocking	(107)	(115)	(127)
Unlocking	(201)	143	(60)
Accretion of interest (1)	44	45	48
Adjustment related to realized (gains) losses	-	(1)	(2)
Adjustment related to unrealized (gains) losses	168	(550)	415
Balance as of end-of-year	$234	$327	$799

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2020, was as follows:

2021	$67
2022	65
2023	64
2024	59
2025	52

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$281	$298	$287
Business acquired (sold) through reinsurance	-	-	(21)
Deferrals	7	26	48
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(20)	(28)	(28)
Unlocking	(1)	(3)	-
Adjustment related to realized (gains) losses	(2)	(2)	(1)
Adjustment related to unrealized (gains) losses	(6)	(10)	13
Balance as of end-of-year	$259	$281	$298

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$646	$2,763	$1,429
Cumulative effect from adoption of new accounting
standard	4	-	-
Business recaptured through reinsurance	-	5	-
Deferrals	1,002	1,092	874
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(529)	(533)	(474)
Unlocking	(275)	(426)	(52)
Adjustment related to realized (gains) losses	16	(11)	(19)
Adjustment related to unrealized (gains) losses	(468)	(2,244)	1,005
Balance as of end-of-year	$396	$646	$2,763

9. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re Life & Health America, Inc. (“Swiss Re”):

	For the Years Ended December 31,
	2020	2019	2018
Direct insurance premiums and fee income	$13,159	$13,347	$11,882
Reinsurance assumed	101	97	96
Reinsurance ceded	(2,018)	(1,920)	(1,883)
Total insurance premiums and fee income	$11,242	$11,524	$10,095

Direct insurance benefits	$10,497	$9,482	$8,513
Reinsurance recoveries netted against benefits	(2,447)	(1,897)	(2,369)
Total benefits	$8,050	$7,585	$6,144

We and our insurance subsidiaries cede insurance to other companies. The portion of our life insurance and annuity risks exceeding our retention limit is reinsured with other insurers. We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management. Reinsurance does not discharge us from our primary obligation to contract holders for losses incurred under the policies we issue. We evaluate each reinsurance agreement to determine whether the agreement provides indemnification against loss or liability. As discussed in Note 25, a portion of this reinsurance activity is with affiliated companies.

As of December 31, 2020, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 17% of the mortality risk on newly issued life insurance contracts in 2020.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers and LNBAR. The amounts recoverable from reinsurers were $18.8 billion and $19.2 billion as of December 31, 2020 and 2019, respectively.

Protective represents our largest reinsurance exposure following the sale of the Liberty Life Business as discussed in Note 3, which resulted in amounts recoverable from Protective of $11.3 billion and $11.8 billion as of December 31, 2020 and 2019, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $15.2 billion and $14.7 billion as of December 31, 2020 and 2019, respectively.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.2 billion and $1.3 billion as of December 31, 2020 and 2019, respectively. Swiss Re has funded a trust, with a balance of $1.2 billion as of December 31, 2020, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2020, included $151 million and $35 million, respectively, related to the business sold to Swiss Re. In addition, the amounts recoverable from LNBAR were $2.7 billion and $2.4 billion as of December 31, 2020 and 2019, respectively. LNBAR has funded trusts to support the business ceded of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $3.2 billion as of December 31, 2020.

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. We established a credit loss allowance of $190 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. During 2020, there have not been any changes to the credit loss allowance that would be material to our financial statements. See Note 2 for additional information. See Note 1 for a detailed discussion regarding our accounting policy relating to the allowance for credit losses on our reinsurance-related assets.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $5.8 billion and $6.6 billion as of December 31, 2020 and 2019, respectively, within other assets on our Consolidated Balance Sheets. We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	December 31,	December 31,
	2020	2019
Fixed maturity AFS securities	$1,531	$2,308
Trading securities	3,357	3,534
Equity securities	17	14
Mortgage loans on real estate	832	698
Derivative investments	103	130
Other investments	167	94
Cash and invested cash	92	62
Accrued investment income	42	57
Other assets	3	-
Total	$6,144	$6,897

In addition, the portfolio was supported by $185 million of over-collateralization and a $170 million letter of credit as of December 31, 2020. As described in Note 1, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $29 million, $30 million and $8 million of the gain during 2020, 2019 and 2018, respectively.

See “Realized Gain (Loss)” in Note 16 for information on reinsurance related embedded derivatives.

10. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2020
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,186	(1,552)	-	-	634
Group Protection	684	-	-	-	684
Total goodwill	$3,930	$(2,152)	$-	$-	$1,778

	For the Year Ended December 31, 2019
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,186	(1,552)	-	-	634
Group Protection	688	-	(4)	-	684
Total goodwill	$3,934	$(2,152)	$(4)	$-	$1,778

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

As of October 1, 2020 and 2019, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2020		As of December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Retirement Plan Services:
Mutual fund contract rights (1)	$5	$-	$5	$-
Life Insurance:
Sales force	100	59	100	55
Group Protection:
VOCRA	576	55	576	25
VODA	31	5	31	2
Insurance licenses (1)	3	-	3	-
Total	$715	$119	$715	$82

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2020, was as follows:

2021	$37
2022	37
2023	37
2024	37
2025	37
Thereafter	403

11. Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$109,856	$101,601
Net amount at risk (2)	72	71
Average attained age of contract holders	66 years	65 years

Minimum Return
Total account value	$100	$92
Net amount at risk (2)	12	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$27,650	$25,763
Net amount at risk (2)	390	384
Average attained age of contract holders	72 years	71 years

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

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$117	$161	$100
Changes in reserves	30	(24)	77
Benefits paid	(26)	(20)	(16)
Balance as of end-of-year	$121	$117	$161

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2020	2019
Asset Type
Domestic equity	$70,362	$64,093
International equity	20,855	19,852
Fixed income	43,521	41,405
Total	$134,738	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of December 31, 2020 and 2019, respectively. UL and VUL products with secondary guarantees represented 31%, 27% and 36% of total life insurance sales for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance as of beginning-of-year	$5,552	$5,335	$2,222
Reinsurance recoverable	152	143	57
Net balance as of beginning-of-year	5,400	5,192	2,165
Business acquired (1)	-	-	2,842
Incurred related to:
Current year	3,517	3,193	2,531
Prior years:
Interest	148	151	120
All other incurred (2)	(209)	(308)	(208)
Total incurred	3,456	3,036	2,443
Paid related to:
Current year	(1,707)	(1,518)	(1,197)
Prior years	(1,366)	(1,310)	(1,061)
Total paid	(3,073)	(2,828)	(2,258)
Net balance as of end-of-year	5,783	5,400	5,192
Reinsurance recoverable	151	152	143
Balance as of end-of-year	$5,934	$5,552	$5,335

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

Long-term disability benefits may extend for many years, and claim development schedules do not reflect these longer benefit periods. As a result, we use longer term retrospective runoff studies, experience studies and prospective studies to develop our liability estimates. Long-term disability reserves are discounted using rates ranging from 2.75% to 5%. The discount rates vary by year of claim incurral.

13. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2020	2019
Short-Term Debt
Short-term debt (1)	$497	$609

Long-Term Debt, Excluding Current Portion
9.76% surplus note, due 2024	$50	$50
6.56% surplus note, due 2028	500	500
LIBOR + 111 bps surplus note, due 2028	71	71
LIBOR + 226 bps surplus note, due 2028	611	613
6.03% surplus note, due 2028	750	750
LIBOR + 200 bps surplus note, due 2035	30	30
LIBOR + 155 bps surplus note, due 2037	25	25
4.20% surplus note, due 2037	50	50
LIBOR + 100 bps surplus note, due 2037	254	284
4.225% surplus note, due 2037	28	28
4.00% surplus note, due 2037	30	-
4.50% surplus note, due 2038	13	13
Total long-term debt	$2,412	$2,414

(1)The short-term debt represents short-term notes payable to LNC.

Future principal payments due on long-term debt (in millions) as of December 31, 2020, were as follows:

2021	$-
2022	-
2023	-
2024	50
2025	-
Thereafter	2,362
Total	$2,412

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

On December 17, 2013, we issued a variable surplus note to a wholly-owned subsidiary of LNC with an initial outstanding principal amount of $287 million. The outstanding principal amount as of December 31, 2020, was $611 million. The note calls for us to pay the principal amount of the note on or before October 1, 2028, and interest to be paid quarterly at an annual rate of LIBOR + 226 bps.

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

On October 9, 2007, we issued a surplus note of $375 million that LNC has held effective December 31, 2008. The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of LIBOR + 100 bps. On June 15, 2017, the surplus note was amended to include repayment terms stating subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest. The outstanding principal amount as of December 31, 2020, was $254 million due to executing our right to repay the surplus note in part to LNC.

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

On March 31, 2020, we issued a surplus note of $30 million to LNC. The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of 4.00%. Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2020
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	July 31, 2024	$2,250	$213
LOC facility (1)	August 26, 2031	990	943
LOC facility (1)	October 1, 2031	954	954
Total		$4,194	$2,110

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

Upon an event of default, the credit agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of December 31, 2020, LNC was in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2020, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNL’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We will initiate arbitration proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, arbitration proceedings against us. We believe it is unlikely the outcome of these disputes will have a material adverse effect on our financial condition. For more information about reinsurance, see Note 9.

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

Commitments

Leases

As of December 31, 2020 and 2019, we recognized operating lease ROU assets of $162 million and $202 million, respectively, and associated lease liabilities of $170 million and $208 million, respectively. The weighted-average discount rate and remaining lease term were 3.1% and six years, respectively, as of December 31, 2020, and 3.2% and six years, respectively, as of December 31, 2019. Operating lease expense for the years ended December 31, 2020, 2019 and 2018, was $42 million, $46 million and $43 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2020 and 2019, the net book value of assets recorded as finance leases was $75 million and $128 million, respectively, and the associated accumulated amortization was $398 million and $345 million, respectively. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term were 2.2% and two years, respectively, as of December 31, 2020 and 2019.

Finance lease expense (in millions) was as follows:

	For the Years Ended
	December 31,
	2020	2019
Amortization of ROU assets (1)	$53	$67
Interest on lease liabilities (2)	6	13
Total	$59	$80

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

	For the Years Ended
	December 31,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$47
Financing cash flows from finance leases	53	96

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$10	$78

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2020, were as follows:

	Operating	Finance
	Leases	Leases
2021	$42	$62
2022	37	72
2023	33	79
2024	27	17
2025	22	7
Thereafter	47	4
Total future minimum lease payments	208	241
Less: Amount representing interest	38	7
Present value of minimum lease payments	$170	$234

As of December 31, 2020, we had no leases that had not yet commenced.

Vulnerability from Concentrations

As of December 31, 2020, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 5 and 9, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(9) million and $(13) million as of December 31, 2020 and 2019, respectively.

15. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,637	$536	$3,283
Cumulative effect from adoption of new accounting standards	40	-	634
Unrealized holding gains (losses) arising during the year	7,585	8,856	(5,995)
Change in foreign currency exchange rate adjustment	180	46	(107)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(3,559)	(2,460)	1,748
Income tax benefit (expense)	(901)	(1,370)	923
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(52)	(26)	(44)
Associated amortization of DAC, VOBA, DSI and DFEL	38	(11)	(19)
Income tax benefit (expense)	3	8	13
Balance as of end-of-year	$8,993	$5,637	$536
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$40	$29	$39
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	(40)	-	9
Gross OTTI recognized in OCI during the year	-	(14)	-
Change in DAC, VOBA, DSI and DFEL	-	1	-
Income tax benefit (expense)	-	3	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	30	(18)
Change in DAC, VOBA, DSI and DFEL	-	(2)	(5)
Income tax benefit (expense)	-	(7)	4
Balance as of end-of-year	$-	$40	$29
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$181	$119	$27
Cumulative effect from adoption of new accounting standard	-	-	6
Unrealized holding gains (losses) arising during the year	77	181	40
Change in foreign currency exchange rate adjustment	(174)	(52)	111
Change in DAC, VOBA, DSI and DFEL	(23)	(5)	(14)
Income tax benefit (expense)	26	(26)	(29)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	64	47	31
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(2)	(3)
Income tax benefit (expense)	(12)	(9)	(6)
Balance as of end-of-year	$42	$181	$119
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(22)	$(25)	$(22)
Cumulative effect from adoption of new accounting standard	-	-	(5)
Adjustment arising during the year	10	4	3
Income tax benefit (expense)	(2)	(1)	(1)
Balance as of end-of-year	$(14)	$(22)	$(25)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2020	2019	2018
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(52)	$(26)	$(44)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	38	(11)	(19)	Realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(14)	(37)	(63)	operations before taxes
Income tax benefit (expense)	3	8	13	Federal income tax expense (benefit)
Reclassification, net of income tax	$(11)	$(29)	$(50)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$4	$7	Realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	-	Realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	-	4	7	operations before taxes
Income tax benefit (expense)	-	(1)	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$3	$6	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	$4	Net investment income
Foreign currency contracts	56	35	27	Net investment income
Foreign currency contracts	6	9	-	Realized gain (loss)
Total gross reclassifications	64	47	31
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(2)	(3)	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	57	45	28	operations before taxes
Income tax benefit (expense)	(12)	(9)	(6)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$45	$36	$22	Net income (loss)

16. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Fixed maturity AFS securities:
Gross gains	$26	$44	$36
Gross losses	(78)	(70)	(80)
Credit loss benefit (expense) (1)	(25)	-	-
Gross OTTI	-	(15)	(7)
Realized gain (loss) on equity securities (2)	8	(4)	(17)
Credit loss benefit (expense) on mortgage loans on real estate	(117)	(2)	2
Other gain (loss) on investments	(7)	(9)	-
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	31	(13)	(22)
Total realized gain (loss) related to certain financial assets	(162)	(69)	(88)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(142)	(426)	251
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	38	(80)	(51)
Associated amortization of DAC, VOBA, DSI and DFEL	(26)	2	12
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(205)	(223)	(184)
Associated amortization of DAC, VOBA, DSI and DFEL	(29)	(32)	(32)
Total realized gain (loss)	$(526)	$(828)	$(92)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $8 million and $(4) million for the years ended December 31, 2020 and 2019, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts, net derivatives results), reinsurance related embedded derivatives and trading securities. See Notes 1 and 9 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(24) million for the year ended December 31, 2020.

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

17. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Commissions	$2,193	$2,566	$2,271
General and administrative expenses	2,014	2,152	1,910
Expenses associated with reserve financing and LOCs	55	52	64
DAC and VOBA deferrals and interest, net of amortization	(144)	(586)	(436)
Broker-dealer expenses	378	372	358
Specifically identifiable intangible asset amortization	37	26	9
Taxes, licenses and fees	336	353	322
Acquisition and integration costs related to mergers and acquisitions	20	130	85
Total	$4,889	$5,065	$4,583

18. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain defined benefit pension plans in which certain agents are participants. These defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with applicable minimum funding requirements. In accordance with such practice, we were not required to make contributions for the years ended December 31, 2020 and 2019. We do not expect to be required to make any contributions to these pension plans in 2021. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired agents. Total net periodic cost (recovery) for these plans was $4 million, $6 million and $6 million during 2020, 2019 and 2018, respectively. In 2021, we expect the plans to make benefit payments of approximately $11 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2020	2019	2020	2019

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$115	$109	$8	$9
Projected benefit obligation	116	115	10	10
Funded status	$(1)	$(6)	$(2)	$(1)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$-	$-	$-	$-
Other liabilities	(1)	(6)	(2)	(1)
Net amount recognized	$(1)	$(6)	$(2)	$(1)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	2.95%	3.50%	2.96%	3.50%
Net periodic benefit cost:
Weighted-average discount rate	3.50%	4.50%	3.50%	4.50%
Expected return on plan assets	4.25%	4.50%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2020, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2020	2019

Fixed maturity securities:
Corporate bonds	$12	$-
U.S. government bonds	67	83
Cash and invested cash	36	26
Other investments	8	9
Total	$123	$118

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy. See “Financial Instruments Carried at Fair Value” in Note 21 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Participation in Defined Benefit Pension and Other Postretirement Benefit Plans

We participate in defined benefit pension plans that are sponsored by LNC for certain employees and non-employee directors. These defined benefit pension plans are closed to new entrants, and existing participants do not accrue any additional benefits. We also participate in other postretirement benefit plans sponsored by LNC that provide health care and life insurance to certain retired employees. Our expense (benefit) for these plans was $(9) million, $10 million and $(4) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible agents that are administered in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. We also participate in defined contribution plans sponsored by LNC for eligible employees. Our expense for these plans was $97 million, $101 million and $90 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former agents. Certain current employees participate in non-qualified, unfunded, deferred compensation plans sponsored by LNC. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select LNC stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. Our expense for these plans was $35 million, $22 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2020	2019
Total liabilities (1)	$673	$579
Investments dedicated to fund liabilities (2)	229	202

(1)Reported in other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

19. Stock-Based Incentive Compensation Plans

Our employees and agents are included in LNC’s various stock-based incentive compensation plans that provide for the issuance of stock options, performance shares, and restricted stock units (“RSUs”), among other types of awards. LNC issues new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stock options	$9	$8	$5
Performance shares	5	16	14
RSUs	34	35	30
Total	$48	$59	$49

Recognized tax benefit	$10	$12	$10

20. Statutory Information and Restrictions

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

	As of December 31,
	2020	2019
U.S. capital and surplus	$8,783	$8,425

	For the Years Ended December 31,
	2020	2019	2018
U.S. net gain (loss) from operations, after-tax	$(247)	$379	$686
U.S. net income (loss)	53	359	1,013
U.S. dividends to LNC holding company	660	600	910

Comparison of 2020 to 2019

Statutory net income (loss) decreased due primarily to increases in benefits and unfavorable reserve strain on certain products, partially offset by favorable equity markets.

Comparison of 2019 to 2018

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, unfavorable reserve strain on certain products, and integration costs incurred as part of the acquisition of Liberty Life. See Note 3 for information regarding the acquisition.

State Prescribed and Permitted Practices

The states of domicile for LNL and LLANY, Indiana and New York, respectively, have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York and use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves as prescribed by the state of New York.  The statutory permitted practice allows accounting for certain call option derivative assets at amortized cost and allows determining certain indexed annuity and indexed life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2020 and 2019. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2020 and 2019. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2020 and 2019. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2020	2019
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$14	$24
Conservative valuation rate on certain annuities	(44)	(49)
Calculation of reserves using continuous CARVM	(1)	-
State Permitted Practice
Derivative instruments and equity indexed reserves	(100)	-
Vermont Subsidiaries Permitted Practices (1)
Lesser of LOC and XXX additional reserve as surplus	1,897	1,947
LLC notes and variable value surplus notes	1,640	1,648
Excess of loss reinsurance agreements	452	419

(1)These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48 or are compliant under AG48 requirements.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2020, the Company’s RBC ratio was in excess of four times the aforementioned company action level RBC.

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, LNL may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiaries, LLANY, a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled company, are bound by similar restrictions, under the laws of New York and New Hampshire, respectively. Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect that we could pay dividends to LNC of approximately $850 million in 2021 without prior approval from the Commissioner of Insurance.

All payments of principal and interest on surplus notes must be approved by the respective Commissioner of Insurance.

21. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$121,111	$121,111	$103,773	$103,773
Trading securities	4,442	4,442	4,602	4,602
Equity securities	127	127	103	103
Mortgage loans on real estate	16,681	18,129	16,244	16,774
Derivative investments (1)	3,109	3,109	1,911	1,911
Other investments	3,015	3,015	2,554	2,554
Cash and invested cash	1,462	1,462	1,879	1,879
Other assets:
GLB direct embedded derivatives	450	450	450	450
GLB ceded embedded derivatives	82	82	60	60
Indexed annuity ceded embedded derivatives	550	550	927	927
Separate account assets	167,965	167,965	153,571	153,571

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(3,594)	(3,594)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,854)	(1,854)	(1,900)	(1,900)
Account values of certain investment contracts	(40,917)	(49,709)	(38,606)	(46,781)
Short-term debt	(497)	(497)	(609)	(609)
Long-term debt	(2,412)	(2,834)	(2,414)	(2,714)
Reinsurance related embedded derivatives	(540)	(540)	(375)	(375)
Other liabilities:
Derivative liabilities (1)	(353)	(353)	(238)	(238)
GLB ceded embedded derivatives	(531)	(531)	(510)	(510)
Benefit Plans’ Assets (2)	123	123	118	118

(1)We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

(2)Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 18 for information regarding our benefit plans.

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2020 and 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes commercial mortgage loans for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss) for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Due to lack of observable inputs as a result of a change to a third-party pricing source, certain mortgage loans electing the fair value option were categorized as Level 3 as of December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of
December 31,
2020
Commercial mortgage loans: (1)
Fair value	$832
Aggregate contractual principal	839
-

(1)As of December 31, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$93,663	$7,761	$101,424
U.S. government bonds	438	6	5	449
State and municipal bonds	-	6,662	-	6,662
Foreign government bonds	-	391	74	465
RMBS	-	2,836	2	2,838
CMBS	-	1,494	1	1,495
ABS	-	6,608	570	7,178
Hybrid and redeemable preferred securities	53	444	103	600
Mortgage loans on real estate	-	-	832	832
Trading securities	5	3,794	643	4,442
Equity securities	22	48	57	127
Derivative investments (1)	-	1,733	3,575	5,308
Cash and invested cash	-	1,462	-	1,462
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	-	-	82	82
Indexed annuity ceded embedded derivatives	-	-	550	550
Separate account assets	606	167,351	-	167,957
Total assets	$1,124	$286,492	$14,705	$302,321

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,594)	$(3,594)
Reinsurance related embedded derivatives	-	(540)	-	(540)
Other liabilities:
Derivative liabilities (1)	-	(519)	(2,033)	(2,552)
GLB ceded embedded derivatives	-	-	(531)	(531)
Total liabilities	$-	$(1,059)	$(6,158)	$(7,217)

Benefit Plans’ Assets	$-	$123	$-	$123

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

	For the Year Ended December 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$(7)	$281	$435	$74	$7,761
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	3	(19)	-	74
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	10	495	(203)	570
Hybrid and redeemable
preferred securities	78	-	(2)	9	18	103
Mortgage loans on real estate	-	(1)	(10)	56	787	832
Trading securities	666	10	-	(32)	(1)	643
Equity securities	30	4	-	18	5	57
Derivative investments	868	986	267	(363)	(216)	1,542
Other assets: (6)
GLB direct embedded derivatives	450	-	-	-	-	450
GLB ceded embedded derivatives	60	22	-	-	-	82
Indexed annuity ceded embedded derivatives	927	538	-	(915)	-	550
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(2,585)	(1,009)	-	-	-	(3,594)
Other liabilities – GLB ceded embedded
derivatives (6)	(510)	(21)	-	-	-	(531)
Total, net	$7,337	$522	$549	$(316)	$455	$8,547

	For the Year Ended December 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,652	$3	$177	$1,195	$(49)	$6,978
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	109	-	6	(25)	-	90
RMBS	7	-	-	21	(17)	11
CMBS	2	1	-	5	(7)	1
ABS	134	-	1	619	(486)	268
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	17	-	850	(268)	666
Equity securities	25	(12)	-	17	-	30
Derivative investments	533	9	164	162	-	868
Other assets: (6)
GLB direct embedded derivatives	123	327	-	-	-	450
GLB ceded embedded derivatives	72	(12)	-	-	-	60
Indexed annuity ceded embedded derivatives	902	158	-	(133)	-	927
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(900)	-	(380)	-	(2,585)
Other liabilities – GLB ceded embedded
derivatives (6)	(196)	(314)	-	-	-	(510)
Total, net	$6,200	$(723)	$351	$2,331	$(822)	$7,337

	For the Year Ended December 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$5,350	$10	$(198)	$542	$(52)	$5,652
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(1)	-	-	109
RMBS	12	-	-	7	(12)	7
CMBS	6	-	-	35	(39)	2
ABS	117	-	-	223	(206)	134
Hybrid and redeemable
preferred securities	76	-	(1)	-	-	75
Equity AFS securities	161	-	-	-	(161)	-
Trading securities	49	(5)	-	30	(7)	67
Equity securities	-	(1)	-	-	26	25
Derivative investments	30	168	(74)	409	-	533
Other assets: (6)
GLB direct embedded derivatives	903	(780)	-	-	-	123
GLB ceded embedded derivatives	51	21	-	-	-	72
Indexed annuity ceded embedded derivatives	11	(117)	-	1,008	-	902
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	198	-	(85)	-	(1,305)
Other liabilities – GLB ceded embedded
derivatives (6)	(954)	758	-	-	-	(196)
Total, net	$4,509	$252	$(274)	$2,164	$(451)	$6,200

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

(6)Gains (losses) from the changes in fair value are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,123	$(318)	$(43)	$(195)	$(132)	$435
Foreign government bonds	-	-	(19)	-	-	(19)
ABS	571	-	-	(76)	-	495
Hybrid and redeemable
preferred securities	13	(4)	-	-	-	9
Mortgage loans on real estate	71	(15)	-	-	-	56
Trading securities	300	(126)	(40)	(166)	-	(32)
Equity securities	20	(2)	-	-	-	18
Derivative investments	520	(412)	(471)	-	-	(363)
Other assets – indexed annuity ceded
embedded derivatives	25	-	-	(940)	-	(915)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	284	-	-
Total, net	$2,359	$(877)	$(573)	$(1,093)	$(132)	$(316)

	For the Year Ended December 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,502	$(45)	$(78)	$(154)	$(30)	$1,195
Foreign government bonds	-	-	(25)	-	-	(25)
RMBS	21	-	-	-	-	21
CMBS	7	-	-	(2)	-	5
ABS	646	(8)	-	(19)	-	619
Trading securities	872	-	-	(22)	-	850
Equity securities	50	(33)	-	-	-	17
Derivative investments	555	(61)	(332)	-	-	162
Other assets – indexed annuity ceded
embedded derivatives	56	-	-	(189)	-	(133)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(591)	-	-	211	-	(380)
Total, net	$3,118	$(147)	$(435)	$(175)	$(30)	$2,331

	For the Year Ended December 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,068	$(171)	$(3)	$(275)	$(77)	$542
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(4)	-	35
ABS	240	(17)	-	-	-	223
Trading securities	54	(24)	-	-	-	30
Equity securities	1	(1)	-	-		-
Derivative investments	365	465	(421)	-	-	409
Other assets – indexed annuity ceded
embedded derivatives	1,030	-	-	(22)	-	1,008
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	199	-	(85)
Total, net	$2,520	$247	$(424)	$(102)	$(77)	$2,164

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Derivative investments	$536	$168	$90
Embedded derivatives:
Indexed annuity and IUL contracts	634	(97)	(38)
Other assets – GLB direct and ceded	671	1,015	(75)
Other liabilities – GLB direct and ceded	(671)	(1,015)	75
Total, net (1)	$1,170	$71	$52

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

For the
Year Ended
December 31,
2020
Fixed maturity AFS securities:
Corporate bonds	$60
Foreign government bonds	4
ABS	5
Hybrid and redeemable preferred securities	(3)
Total, net	$66

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

1
	For the Year Ended December 31, 2020
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$290	$(216)	$74
RMBS	1	(10)	(9)
ABS	-	(203)	(203)
Hybrid and redeemable preferred
securities	18	-	18
Mortgage loans on real estate	787	-	787
Trading securities	1	(2)	(1)
Equity securities	5	-	5
Derivative investments	-	(216)	(216)
Total, net	$1,102	$(647)	$455

	For the Year Ended December 31, 2019
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(222)	$(49)
U.S. government bonds	5	-	5
RMBS	-	(17)	(17)
CMBS	-	(7)	(7)
ABS	9	(495)	(486)
Trading securities	5	(273)	(268)
Total, net	$192	$(1,014)	$(822)

	For the Year Ended December 31, 2018
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$78	$(130)	$(52)
RMBS	-	(12)	(12)
CMBS	1	(40)	(39)
ABS	-	(206)	(206)
Equity AFS securities	-	(161)	(161)
Trading securities	-	(7)	(7)
Equity securities	26	-	26
Total, net	$105	$(556)	$(451)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2020, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2020, transfers into Level 3 included certain commercial mortgage loans electing the fair value option. The transfers were due to a lack of observable valuation inputs used by a third-party pricing source. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,370	Discounted cash flow	Liquidity/duration adjustment (2)	0.2%	-	19.9%	1.8%
Foreign government
bonds	29	Discounted cash flow	Liquidity/duration adjustment (2)	6.0%	-	6.0%	6.0%
ABS	20	Discounted cash flow	Liquidity/duration adjustment (2)	3.5%	-	3.5%	3.5%
Equity securities	22	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.0%	5.6%
Other assets –
GLB direct and ceded
embedded derivatives	532	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.35%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

Indexed annuity ceded
embedded derivatives	550	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(3,594)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(531)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.35%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary. For more information, see Note 1.

22. Segment Information

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

The Life Insurance segment focuses in the creation and protection of wealth through life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), IUL and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL and bank-owned UL and VUL products.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Operating revenues:
Annuities	$4,067	$4,240	$4,025
Retirement Plan Services	1,197	1,186	1,164
Life Insurance	7,086	6,999	6,489
Group Protection	4,792	4,587	3,756
Other Operations	166	199	209
Excluded realized gain (loss), pre-tax	(742)	(1,019)	(285)
Total revenues	$16,566	$16,192	$15,358

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,125	$987	$1,122
Retirement Plan Services	157	162	160
Life Insurance	(12)	267	530
Group Protection	42	237	186
Other Operations	(161)	(148)	(130)
Excluded realized gain (loss), after-tax	(586)	(804)	(225)
Benefit ratio unlocking, after-tax	4	-	-
Net impact from the Tax Cuts and Jobs Act	37	16	(3)
Acquisition and integration costs related to mergers and acquisitions, after-tax	(15)	(103)	(67)
Net income (loss)	$591	$614	$1,573

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net Investment Income
Annuities	$1,192	$1,070	$947
Retirement Plan Services	924	917	892
Life Insurance	2,689	2,494	2,546
Group Protection	329	306	259
Other Operations	130	175	200
Total net investment income	$5,264	$4,962	$4,844

	For the Years Ended December 31,
	2020	2019	2018
Amortization of DAC and VOBA, Net of Interest
Annuities	$376	$427	$347
Retirement Plan Services	28	25	27
Life Insurance	768	757	701
Group Protection	114	111	92
Total amortization of DAC and VOBA, net of interest	$1,286	$1,320	$1,167

	For the Years Ended December 31,
	2020	2019	2018
Federal Income Tax Expense (Benefit)
Annuities	$187	$148	$187
Retirement Plan Services	21	21	28
Life Insurance	(28)	50	116
Group Protection	11	63	50
Other Operations	(51)	(61)	(48)
Excluded realized gain (loss)	(155)	(215)	(61)
Benefit ratio unlocking	1	-	-
Net impact from the Tax Cuts and Jobs Act	(37)	(16)	3
Acquisition and integration costs related to
mergers and acquisitions	(5)	(27)	(18)
Total federal income tax expense (benefit)	$(56)	$(37)	$257

	As of December 31,
	2020	2019
Assets
Annuities	$183,721	$166,639
Retirement Plan Services	45,379	40,190
Life Insurance	102,806	93,327
Group Protection	10,201	9,468
Other Operations	26,212	26,392
Total assets	$368,319	$336,016

23. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest paid	$127	$152	$154
Income taxes paid (received)	78	245	192
Significant non-cash investing and financing transactions:
Equity securities received in exchange of
fixed maturity AFS securities	17	-	-
Acquisition of note receivable from affiliate	45	392	31
Reduction of other assets in connection with
the expiration of an affiliate repurchase agreement	-	(150)	-
Investments received in financing transactions	-	-	263
Exchange of surplus note for promissory note with affiliate:
Carrying value of net asset	13	40	58
Carrying value of net liability	(13)	(40)	(58)

24. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020
Total revenues	$4,241	$3,531	$4,571	$4,223
Total expenses	3,640	3,757	5,029	3,605
Net income (loss)	502	(145)	(327)	561

2019
Total revenues	$3,764	$3,928	$4,227	$4,273
Total expenses	3,646	3,686	4,526	3,757
Net income (loss)	133	222	(201)	460

25. Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Balance Sheets:

	As of December 31,
	2020	2019
Assets with affiliates:
Inter-company notes	$1,514	$1,557	Fixed maturity AFS securities
Ceded reinsurance contracts	(141)	(115)	Deferred acquisition costs and value of
			business acquired
Accrued inter-company interest receivable	4	6	Accrued investment income
Ceded reinsurance contracts	2,701	2,473	Reinsurance recoverables, net of allowance
			for credit losses
Ceded reinsurance contracts	221	228	Other assets
Cash management agreement	2,568	1,227	Other assets
Service agreement receivable	34	6	Other assets

Liabilities with affiliates:
Assumed reinsurance contracts	26	26	Future contract benefits
Assumed reinsurance contracts	387	390	Other contract holder funds
Ceded reinsurance contracts	(34)	(38)	Other contract holder funds
Inter-company short-term debt	497	609	Short-term debt
Inter-company long-term debt	2,412	2,414	Long-term debt
Ceded reinsurance contracts	145	46	Reinsurance related embedded derivatives
Ceded reinsurance contracts	5,233	3,757	Funds withheld reinsurance liabilities
Ceded reinsurance contracts	(287)	497	Other liabilities
Accrued inter-company interest payable	4	5	Other liabilities
Service agreement payable	28	22	Other liabilities

The following summarizes transactions with affiliates (in millions) and the associated line item on our Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2020	2019	2018
Revenues with affiliates:
Premiums received on assumed (paid on ceded)
reinsurance contracts	$(439)	$(407)	$(404)	Insurance premiums
Fees for management of general account	(140)	(133)	(106)	Net investment income
Net investment income on ceded funds withheld treaties	(119)	(139)	(123)	Net investment income
Net investment income on inter-company notes	40	53	49	Net investment income
Realized gains (losses) on ceded reinsurance contracts:
GLB reserves embedded derivatives	(30)	(305)	709	Realized gain (loss)
Other gains (losses)	(175)	(301)	237	Realized gain (loss)
Reinsurance related settlements	193	472	(1,189)	Realized gain (loss)
Amortization of deferred gain (loss) on reinsurance
contracts	3	(4)	(5)	Amortization of deferred gain
				on business sold through
				reinsurance
Benefits and expenses with affiliates:
Interest credited on assumed reinsurance contracts	45	60	57	Interest credited
Reinsurance (recoveries) benefits on ceded reinsurance	(585)	(254)	(610)	Benefits
Ceded reinsurance contracts	(1)	(19)	(8)	Commissions and other
				expenses
Service agreement payments (receipts)	(17)	15	3	Commissions and other
				expenses
Interest expense on inter-company debt	116	130	126	Interest and debt expense

Inter-Company Notes

LNC issues inter-company notes to us for a predetermined face value to be repaid by LNC at a predetermined maturity with a specified interest rate.

Cash Management Agreement

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNC can lend to or borrow from us to meet short-term borrowing needs. The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. The borrowing and lending limit is currently 3% of our admitted assets as of December 31, 2020.

Service Agreements

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

Substantially all reinsurance ceded to affiliated companies is with unauthorized companies. To take reserve credit for such reinsurance, we hold assets from the reinsurer, including funds held under reinsurance treaties, and are the beneficiary of LOCs aggregating to $1 million and $115 million as of December 31, 2020 and 2019, respectively. The LOCs are obtained by the affiliate reinsurer and issued by banks in order for the Company to recognize the reserve credit.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 63 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The table below reflects the total fees by category of work (in millions) that Ernst & Young received for professional services rendered:

	For the Years Ended December 31,
	2020		2019
		% of		% of
	Expense	Total Fees	Expense	Total Fees
Audit fees (1)	$11.5	80%	$11.7	85%
Audit-related fees (2)	2.8	20%	2.0	15%
Tax fees (3)	-	0%	-	0%
All other fees	-	0%	-	0%
Total fees	$14.3	100%	$13.7	100%

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

(a) (1) Financial Statements

The following Consolidated Financial Statements of The Lincoln National Life Insurance Company are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 149, which is incorporated herein by reference.

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 9, 2021	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2021.

Signature	Title

/s/ Dennis R. Glass	President and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President, Chief Financial Officer and Director
Randal J. Freitag	(Principal Financial Officer)

/s/ Christine A. Janofsky	Senior Vice President and Chief Accounting Officer
Christine A. Janofsky	(Principal Accounting Officer)

/s/ Craig T. Beazer	Director
Craig T. Beazer

/s/ Ellen G. Cooper	Director
Ellen G. Cooper

/s/ Wilford H. Fuller	Director
Wilford H. Fuller

/s/ Keith J. Ryan	Director
Keith J. Ryan

Index to Financial Statement Schedules

I	– Summary of Investments – Other than Investments in Related Parties	FS-2
III	– Supplementary Insurance Information	FS-3
IV	– Reinsurance	FS-5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates” on page 34 for more detail on items contained within these schedules.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2020
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$369	$449	$449
Foreign government bonds	380	465	465
State and municipal bonds	5,145	6,662	6,662
Public utilities	13,640	16,717	16,717
All other corporate bonds	71,985	84,707	84,707
Mortgage-backed and asset-backed securities	10,966	11,511	11,511
Hybrid and redeemable preferred securities	536	600	600
Total fixed maturity available-for-sale securities	103,021	121,111	121,111

Equity Securities
Common stocks:
Public utilities	5	7	7
Banks, trusts and insurance companies	33	38	38
Industrial, miscellaneous and all other	43	42	42
Non-redeemable preferred securities	50	40	40
Total equity securities	131	127	127

Trading securities	4,023	4,442	4,442
Mortgage loans on real estate (2)	16,889	18,129	16,681
Real estate	10	N/A	10
Policy loans	2,411	N/A	2,411
Derivative investments (3)	910	3,109	3,109
Other investments	3,015	3,015	3,015
Total investments	$130,410		$150,906

(1)For investments deemed to have declines in value that are impairment-related, an allowance for credit losses is recorded to reduce the carrying value to their estimated realizable value.

(2)Mortgage loans on real estate are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain commercial mortgage loans at fair value where the fair value option has been elected.

(3)Derivative investment assets were offset by $353 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums (2)

	As of or For the Year Ended December 31, 2020
Annuities	$3,939	$4,183	$-	$35,234	$121
Retirement Plan Services	126	11	-	22,912	-
Life Insurance	1,572	19,621	-	39,233	711
Group Protection	187	5,986	-	213	4,280
Other Operations	-	10,345	-	7,266	10
Total	$5,824	$40,146	$-	$104,858	$5,122

	As of or For the Year Ended December 31, 2019
Annuities	$3,973	$3,861	$-	$29,518	$502
Retirement Plan Services	181	9	-	20,553	-
Life Insurance	3,382	15,714	-	39,320	661
Group Protection	209	5,601	-	194	4,113
Other Operations	-	10,532	-	7,837	1
Total	$7,745	$35,717	$-	$97,422	$5,277

	As of or For the Year Ended December 31, 2018
Annuities	$3,915	$3,508	$-	$23,525	$390
Retirement Plan Services	247	8	-	19,761	-
Life Insurance	5,936	12,553	-	40,305	589
Group Protection	210	5,396	-	197	3,383
Other Operations	-	12,419	-	6,785	-
Total	$10,308	$33,884	$-	$90,573	$4,362

(1)Unearned premiums are included in Column C, future contract benefits.

(2)Includes amounts ceded to LNBAR.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2020
Annuities	$1,192	$1,026	$376	$1,350	$-
Retirement Plan Services	924	617	28	374	-
Life Insurance	2,689	5,668	768	690	-
Group Protection	329	3,505	114	1,120	-
Other Operations	130	133	-	265	-
Total	$5,264	$10,949	$1,286	$3,799	$-

	As of or For the Year Ended December 31, 2019
Annuities	$1,070	$1,327	$427	$1,351	$-
Retirement Plan Services	917	587	25	392	-
Life Insurance	2,494	5,231	757	694	-
Group Protection	306	3,041	111	1,134	-
Other Operations	175	153	-	385	-
Total	$4,962	$10,339	$1,320	$3,956	$-

	As of or For the Year Ended December 31, 2018
Annuities	$947	$1,053	$347	$1,316	$-
Retirement Plan Services	892	556	27	393	-
Life Insurance	2,546	4,509	701	633	-
Group Protection	259	2,460	92	968	-
Other Operations	200	155	-	319	-
Total	$4,844	$8,733	$1,167	$3,629	$-

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2020
Individual life insurance in force (1)	$1,611,276	$684,067	$11,141	$938,350	1.2%
Premiums:
Life insurance and annuities (2)	10,329	1,977	94	8,446	1.1%
Accident and health insurance	2,830	41	7	2,796	0.3%
Total premiums	$13,159	$2,018	$101	$11,242

	As of or For the Year Ended December 31, 2019
Individual life insurance in force (1)	$1,477,684	$591,829	$11,009	$896,864	1.2%
Premiums:
Life insurance and annuities (2)	10,572	1,877	88	8,783	1.0%
Accident and health insurance	2,774	43	9	2,740	0.3%
Total premiums	$13,347	$1,920	$97	$11,524

	As of or For the Year Ended December 31, 2018
Individual life insurance in force (1)	$1,366,563	$627,868	$12,295	$750,990	1.6%
Premiums:
Life insurance and annuities (2)	9,583	1,841	88	7,830	1.1%
Accident and health insurance	2,299	42	8	2,265	0.4%
Total premiums	$11,882	$1,883	$96	$10,095

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.