Form 10-Q
period 2021-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2021-05-10
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $104,684; 2020 - $103,021; allowance for credit losses: 2021 - $14; 2020 - $13)	$115,695	$121,111
Trading securities	4,308	4,442
Equity securities	121	127
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $874; 2020 - $832)	17,159	16,681
Policy loans	2,487	2,411
Derivative investments	3,453	3,109
Other investments	3,024	3,025
Total investments	146,247	150,906
Cash and invested cash	1,086	1,462
Deferred acquisition costs and value of business acquired	7,606	5,824
Premiums and fees receivable	653	484
Accrued investment income	1,255	1,217
Reinsurance recoverables, net of allowance for credit losses	18,583	18,752
Funds withheld reinsurance assets	528	530
Goodwill	1,778	1,778
Other assets	21,163	19,401
Separate account assets	171,339	167,965
Total assets	$370,238	$368,319

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$38,940	$40,146
Other contract holder funds	106,461	104,858
Short-term debt	568	497
Long-term debt	2,332	2,412
Reinsurance related embedded derivatives	516	540
Funds withheld reinsurance liabilities	6,300	7,179
Payables for collateral on investments	7,593	6,215
Other liabilities	13,979	13,466
Separate account liabilities	171,339	167,965
Total liabilities	348,028	343,278

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,919	11,853
Retained earnings	4,451	4,167
Accumulated other comprehensive income (loss)	5,840	9,021
Total stockholder’s equity	22,210	25,041
Total liabilities and stockholder’s equity	$370,238	$368,319

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2021	2020
Revenues
Insurance premiums	$1,330	$1,318
Fee income	1,524	1,478
Net investment income	1,447	1,318
Realized gain (loss)	211	(2)
Amortization of deferred gain on business sold through reinsurance	7	9
Other revenues	170	120
Total revenues	4,689	4,241
Expenses
Interest credited	731	719
Benefits	2,182	1,822
Commissions and other expenses	1,171	1,053
Interest and debt expense	29	34
Strategic digitization expense	13	12
Total expenses	4,126	3,640
Income (loss) before taxes	563	601
Federal income tax expense (benefit)	99	99
Net income (loss)	464	502
Other comprehensive income (loss), net of tax	(3,181)	(2,063)
Comprehensive income (loss)	$(2,717)	$(1,561)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2021	2020
Common Stock
Balance as of beginning-of-year	$11,853	$11,312
Capital contribution from Lincoln National Corporation	65	475
Stock compensation/issued for benefit plans	1	4
Balance as of end-of-period	11,919	11,791

Retained Earnings
Balance as of beginning-of-year	4,167	4,437
Cumulative effect from adoption of new accounting standards	-	(201)
Net income (loss)	464	502
Dividends paid to Lincoln National Corporation	(180)	(305)
Balance as of end-of-period	4,451	4,433

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	9,021	5,836
Other comprehensive income (loss), net of tax	(3,181)	(2,063)
Balance as of end-of-period	5,840	3,773
Total stockholder’s equity as of end-of-period	$22,210	$19,997

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$464	$502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(211)	2
Trading securities purchases, sales and maturities, net	98	226
Amortization of deferred gain on business sold through reinsurance	(7)	(9)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	50	(172)
Premiums and fees receivable	(169)	(98)
Accrued investment income	(51)	(43)
Insurance liabilities and reinsurance-related balances	(265)	680
Accrued expenses	(35)	(285)
Federal income tax accruals	99	99
Cash management agreement	(182)	(1,870)
Other	(204)	51
Net cash provided by (used in) operating activities	(413)	(917)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,783)	(3,513)
Sales of available-for-sale securities and equity securities	592	380
Maturities of available-for-sale securities	1,862	1,267
Purchases of alternative investments	(163)	(79)
Sales and repayments of alternative investments	54	55
Issuance of mortgage loans on real estate	(869)	(829)
Repayment and maturities of mortgage loans on real estate	398	224
Issuance (repayment) of policy loans, net	(76)	(94)
Net change in collateral on investments, derivatives and related settlements	987	4,221
Other	(30)	(59)
Net cash provided by (used in) investing activities	(1,028)	1,573
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	475
Payment of long-term debt, including current maturities	(60)	(30)
Issuance of long-term debt, net of issuance costs	-	30
Issuance (payment) of short-term debt	71	11
Deposits of fixed account values, including the fixed portion of variable	3,132	3,911
Withdrawals of fixed account values, including the fixed portion of variable	(1,768)	(1,671)
Transfers to and from separate accounts, net	(122)	323
Common stock issued for benefit plans	(10)	(13)
Dividends paid to Lincoln National Corporation	(180)	(305)
Other	(63)	-
Net cash provided by (used in) financing activities	1,065	2,731

Net increase (decrease) in cash, invested cash and restricted cash	(376)	3,387
Cash, invested cash and restricted cash as of beginning-of-year	1,462	1,879
Cash, invested cash and restricted cash as of end-of-period	$1,086	$5,266

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston. We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 14 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (‘‘2020 Form 10-K’’), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2020 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) and related amendments

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

March 12, 2020 through December 31, 2022

This standard may be elected and applied prospectively as reference rate reform unfolds. We have elected practical expedients to maintain hedge accounting for certain derivatives. We will continue to evaluate our options under this guidance as our reference rate reform adoption process continues. This ASU has not had a material impact to our consolidated financial condition and results of operations, but we will continue to evaluate those impacts as our transition progresses.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2023, and early adoption is permitted.

		January 1, 2023	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Unconsolidated Variable Interest Entities

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by variable interest entities (“VIEs”) for which we are not the manager. These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 4.

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.3 billion and $2.1 billion as of March 31, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $6 million and $7 million as of March 31, 2021, and December 31, 2020, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of $1 million and less than $1 million for the three months ended March 31, 2021 and 2020, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,191	$9,974	$648	$13	$95,504
U.S. government bonds	365	49	3	-	411
State and municipal bonds	5,252	1,154	32	-	6,374
Foreign government bonds	424	63	6	-	481
RMBS	2,607	240	3	1	2,843
CMBS	1,455	67	15	-	1,507
ABS	7,875	142	27	-	7,990
Hybrid and redeemable preferred securities	515	91	21	-	585
Total fixed maturity AFS securities	$104,684	$11,780	$755	$14	$115,695

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$85,625	$15,947	$136	$12	$101,424
U.S. government bonds	369	81	1	-	449
State and municipal bonds	5,145	1,517	-	-	6,662
Foreign government bonds	380	86	1	-	465
RMBS	2,551	289	1	1	2,838
CMBS	1,380	115	-	-	1,495
ABS	7,035	158	15	-	7,178
Hybrid and redeemable preferred securities	536	94	30	-	600
Total fixed maturity AFS securities	$103,021	$18,287	$184	$13	$121,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,210	$3,231
Due after one year through five years	15,083	15,965
Due after five years through ten years	19,614	21,218
Due after ten years	54,840	62,941
Subtotal	92,747	103,355
Structured securities (RMBS, CMBS, ABS)	11,937	12,340
Total fixed maturity AFS securities	$104,684	$115,695

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$11,558	$595	$686	$53	$12,244	$648
U.S. government bonds	25	3	-	-	25	3
State and municipal bonds	719	32	-	-	719	32
Foreign government bonds	99	6	-	-	99	6
RMBS	198	3	6	-	204	3
CMBS	362	15	-	-	362	15
ABS	2,400	24	164	3	2,564	27
Hybrid and redeemable
preferred securities	124	8	91	13	215	21
Total fixed maturity AFS securities	$15,485	$686	$947	$69	$16,432	$755

Total number of fixed maturity AFS securities in an unrealized loss position						1,723

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$2,785	$85	$588	$51	$3,373	$136
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	43	1	6	-	49	1
ABS	1,527	9	355	6	1,882	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,552	$110	$1,045	$74	$5,597	$184

Total number of fixed maturity AFS securities in an unrealized loss position						782

(1)As of March 31, 2021, and December 31, 2020, we recognized $2 million and $1 million, respectively, of gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$50	$16	10
Six months or greater, but less than nine months	52	23	4
Nine months or greater, but less than twelve months	1	1	3
Twelve months or greater	27	8	28
Total	$130	$48	45

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	22	6	13
Twelve months or greater	30	11	20
Total	$117	$41	51

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $571 million for the three months ended March 31, 2021. As discussed further below, we believe the unrealized loss position as of March 31, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.8 billion, and a fair value of $3.9 billion and $4.0 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security

As of March 31, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	March 31, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Balance as of end-of-period (2)	$13	$1	$-	$14

	For the Three
	Months Ended
	March 31, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	18	-	-	18
Additions from purchases of PCD debt securities (1)	-	-	-	-
Balance as of end-of-period (2)	$18	$-	$-	$18

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of March 31, 2021 and 2020, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,577	$666	$17,243	$16,162	$610	$16,772
30 to 59 days past due	6	26	32	4	28	32
60 to 89 days past due	-	8	8	-	8	8
90 or more days past due	-	55	55	-	69	69
Allowance for credit losses	(171)	(12)	(183)	(186)	(17)	(203)
Unamortized premium (discount)	(13)	23	10	(14)	22	8
Mark-to-market gains (losses) (1)	(6)	-	(6)	(5)	-	(5)
Total carrying value	$16,393	$766	$17,159	$15,961	$720	$16,681

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 25% and 24% of commercial mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively, and Texas, which accounted for 10% of commercial mortgage loans on real estate as of March 31, 2021, and December 31, 2020.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 28% and 32% of residential mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively, and Florida, which accounted for 19% and 18% of residential mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively.

As of March 31, 2021, and December 31, 2020, we had 113 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were nine specifically identified impaired loans with an aggregate carrying value of $3 million as of March 31, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 74 specifically identified impaired loans with an aggregate carrying value of $34 million as of March 31, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Average carrying value for impaired mortgage loans on real estate	$36	$3
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	57	-	71
Total	$-	$57	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$1,362	3.01	$109	1.47	$40	2.21	$1,511
2020	3,007	2.20	318	1.96	25	1.79	3,350
2019	2,335	2.16	214	1.54	15	0.76	2,564
2018	1,746	2.34	153	1.74	27	0.67	1,926
2017	6,241	2.39	263	1.75	30	1.40	6,534
2016 and prior	660	3.00	25	1.95	-	-	685
Total	$15,351		$1,082		$137		$16,570

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,495	2.85	$32	1.52	$-	-	$1,527
2019	3,098	2.24	258	1.78	2	1.74	3,358
2018	2,379	2.16	182	1.49	15	0.71	2,576
2017	1,779	2.34	169	1.73	-	-	1,948
2016	1,711	2.37	174	1.56	22	1.58	1,907
2015 and prior	4,695	2.38	133	1.95	8	1.02	4,836
Total	$15,157		$948		$47		$16,152

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$71	$6	$77
2020	197	42	239
2019	295	9	304
2018	158	-	158
2017	-	-	-
2016 and prior	-	-	-
Total	$721	$57	$778

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$186	$17	$203
Additions from provision for credit loss expense (1)	4	2	6
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Additions (reductions) for mortgage loans on real estate for which
credit losses were previously recognized (1)	(19)	(7)	(26)
Balance as of end-of-period (2)	$171	$12	$183

	For the Three
	Months Ended
	March 31, 2020
	Commercial	Residential	Total
Balance as of beginning-of-year	$-	$2	$2
Impact of new accounting standard	61	26	87
Additions from provision for credit loss expense (3)	64	7	71
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$125	$35	$160

(1)Due to improving economic projections, the provision for credit loss expense decreased by $20 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, we recognized $4 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of March 31, 2021 and 2020, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $71 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, we recognized $1 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of March 31, 2021, and December 31, 2020, alternative investments included investments in 278 and 270 different partnerships, respectively, and represented approximately 1% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Credit Loss Expense
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(18)
RMBS	-	-
ABS	-	-
Gross credit loss expense	(2)	(18)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-
Net credit loss expense	$(2)	$(18)

(1)Deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,218	$3,218	$2,970	$2,970
Securities pledged under securities lending agreements (2)	145	140	115	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,230	6,819	3,130	5,049
Total payables for collateral on investments	$7,593	$10,177	$6,215	$8,131

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2021	2020
Collateral payable for derivative investments	$248	$2,561
Securities pledged under securities lending agreements	30	47
Investments pledged for FHLBI	1,100	750
Total increase (decrease) in payables for collateral on investments	$1,378	$3,358

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$145	$-	$-	$-	$145

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$115	$-	$-	$-	$115

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $22 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of March 31, 2021.

Investment Commitments

As of March 31, 2021, our investment commitments were $2.0 billion, which included $1.1 billion of LPs, $416 million of mortgage loans on real estate and $400 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. As of December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by White Chapel LLC with a fair value of $1.2 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.7 billion and $21.7 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $17.9 billion and $19.2 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Other Derivatives

Lapse Protection Rider (“LPR”) Ceded Derivative

We also have an inter-company agreement through which LNBAR, an affiliated insurer, assumes the risk under certain UL contracts for no-lapse benefit guarantees. If the contract holder’s account value is insufficient to pay the cost of insurance charges required to keep the policy in force, and the contract holder has made the required deposits, we will be reimbursed for those charges.

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB Accounting Standards Codification (“ASC”) (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,899	$7	$133	$964	$87	$11
Foreign currency contracts (1)	3,249	119	147	3,089	147	151
Total cash flow hedges	5,148	126	280	4,053	234	162
Fair value hedges:
Interest rate contracts (1)	528	-	187	530	-	271
Non-Qualifying Hedges
Interest rate contracts (1)	73,433	1,225	308	135,434	1,587	159
Foreign currency contracts (1)	410	4	6	304	1	8
Equity market contracts (1)	77,997	3,949	1,298	74,300	3,486	1,952
Credit contracts (1)	85	-	-	51	-	-
LPR ceded derivative (2)	-	268	-	-	-	-
Embedded derivatives:
GLB direct (3)	-	1,831	-	-	450	-
GLB ceded (3)	-	42	1,869	-	82	531
Reinsurance related (4)	-	-	516	-	-	540
Indexed annuity and IUL contracts (3) (5)	-	527	4,170	-	550	3,594
Total derivative instruments	$157,601	$7,972	$8,634	$214,672	$6,390	$7,217

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2021
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,251	$48,239	$14,295	$11,070	$5	$75,860
Foreign currency contracts (2)	354	400	1,249	1,559	97	3,659
Equity market contracts	44,952	18,172	6,274	11	8,588	77,997
Credit contracts	-	20	65	-	-	85
Total derivative instruments
with notional amounts	$47,557	$66,831	$21,883	$12,640	$8,690	$157,601

(1)As of March 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 22, 2023.

(2)As of March 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$738	$824	$187	$271

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(203)	241
Foreign currency contracts	(63)	312
Change in foreign currency exchange rate adjustment	47	153
Change in DAC, VOBA, DSI and DFEL	14	(48)
Income tax benefit (expense)	43	(140)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	-
Foreign currency contracts (1)	10	11
Foreign currency contracts (2)	(2)	1
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$(126)	$690

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2021			2020
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$211	$1,447	$2,182	$(2)	$1,318	$1,822

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(84)	-	-	127	-
Derivatives designated as
hedging instruments	-	84	-	-	(127)	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	-	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	10	-	1	11	-

Non-Qualifying Hedges
Interest rate contracts	(1,159)	-	-	2,150	-	-
Equity market contracts	1,242	-	-	1,070	-	-
Credit contracts	-	-	-	(4)	-	-
LPR ceded derivative	-	-	50	-	-	-
Embedded derivatives:
GLB	3	-	-	(7)	-	-
Reinsurance related	342	-	-	596	-	-
Indexed annuity and IUL
contracts	(594)	-	-	1,028	-	-

As of March 31, 2021, $49 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2021
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2025	(3)	(4)	BBB+	1	$-	$20
Basket credit default swaps	6/20/2026	(3)	(4)	BBB+	1	2	65

As of December 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2025	(3)	(4)	BBB+	1	$1	$51

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Maximum potential payout	$85	$51
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$85	$51

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $2 million of collateral as of March 31, 2021.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$1,453	$(11)	$1,232	$(7)
A+	1,316	(119)	1,112	(175)
A	60	-	53	-
A-	388	-	572	-
	$3,217	$(130)	$2,969	$(182)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,680	$2,400	$8,080
Gross amounts offset	(1,848)	-	(1,848)
Net amount of assets	3,832	2,400	6,232
Gross amounts not offset:
Cash collateral	(3,217)	-	(3,217)
Non-cash collateral	(372)	-	(372)
Net amount	$243	$2,400	$2,643

Financial Liabilities
Gross amount of recognized liabilities	$666	$6,555	$7,221
Gross amounts offset	(4)	-	(4)
Net amount of liabilities	662	6,555	7,217
Gross amounts not offset:
Cash collateral	(130)	-	(130)
Non-cash collateral	-	-	-
Net amount	$532	$6,555	$7,087

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,969)	-	(2,969)
Non-cash collateral	(56)	-	(56)
Net amount	$84	$1,082	$1,166

Financial Liabilities
Gross amount of recognized liabilities	$902	$4,665	$5,567
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	572	4,665	5,237
Gross amounts not offset:
Cash collateral	(182)	-	(182)
Non-cash collateral	-	-	-
Net amount	$390	$4,665	$5,055

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 16% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of March 31, 2021, our allowance for credit losses for reinsurance-related assets was $191 million. There have been no material changes to the allowance for credit losses for the three months ended March 31, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $5.6 billion and $5.8 billion as of March 31, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	March 31,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,357	$1,531
Trading securities	3,293	3,357
Equity securities	20	17
Mortgage loans on real estate	875	832
Derivative investments	106	103
Other investments	212	167
Cash and invested cash	81	92
Accrued investment income	39	42
Other assets	6	3
Total	$5,989	$6,144

In addition, the portfolio was supported by $175 million of over-collateralization and a $163 million letter of credit as of March 31, 2021.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$111,818	$109,856
Net amount at risk (2)	77	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$99	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	78 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$27,903	$27,650
Net amount at risk (2)	410	390
Average attained age of contract holders	72 years	72 years

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

	For the Three
	Months Ended
	March 31,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	8	106
Benefits paid	(5)	(8)
Balance as of end-of-period	$124	$215

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Asset Type
Domestic equity	$71,993	$70,362
International equity	20,813	20,855
Fixed income	43,920	43,521
Total	$136,726	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of March 31, 2021, and December 31, 2020. UL and VUL products with secondary guarantees represented 14% and 29% of total life insurance sales for the three months ended March 31, 2021 and 2020, respectively.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	1,025	885
Prior years:
Interest	42	43
All other incurred (1)	(101)	(65)
Total incurred	966	863
Paid related to:
Current year	(302)	(240)
Prior years	(601)	(518)
Total paid	(903)	(758)
Net balance as of end-of-period	5,846	5,505
Reinsurance recoverable	151	150
Balance as of end-of-period	$5,997	$5,655

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on our consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We will initiate arbitration proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, arbitration proceedings against us. We believe it is unlikely the outcome of these disputes would have a material impact on our consolidated financial statements. For more information about reinsurance, see Note 7.

Cost of Insurance and Other Litigation

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$8,993	$5,637
Cumulative effect from adoption of new accounting standard	-	40
Unrealized holding gains (losses) arising during the period	(7,077)	(4,357)
Change in foreign currency exchange rate adjustment	(41)	(150)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	3,287	1,263
Income tax benefit (expense)	817	691
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	1	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	27
Income tax benefit (expense)	1	(5)
Balance as of end-of-period	$5,981	$3,105
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$40
Cumulative effect from adoption of new accounting standard	-	(40)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Unrealized holding gains (losses) arising during the period	(266)	553
Change in foreign currency exchange rate adjustment	47	153
Change in DAC, VOBA, DSI and DFEL	14	(48)
Income tax benefit (expense)	43	(140)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	9	12
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$(126)	$690
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(14)	$(22)
Adjustment arising during the period	(1)	-
Balance as of end-of-period	$(15)	$(22)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$1	$(3)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(4)	27	Realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(3)	24	operations before taxes
Income tax benefit (expense)	1	(5)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(2)	$19	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$-	Net investment income
Foreign currency contracts	10	11	Net investment income
Foreign currency contracts	(2)	1	Realized gain (loss)
Total gross reclassifications	9	12
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	8	11	operations before taxes
Income tax benefit (expense)	(2)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$6	$9	Net income (loss)

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

	For the Three
	Months Ended
	March 31,
	2021	2020
Fixed maturity AFS securities:
Gross gains	$10	$5
Gross losses	(9)	(8)
Credit loss benefit (expense) (1)	(2)	(18)
Realized gain (loss) on equity securities (2)	10	(19)
Credit loss benefit (expense) on mortgage loans on real estate	24	(70)
Other gain (loss) on investments	3	(1)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	26
Total realized gain (loss) related to certain financial assets	32	(85)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	218	184
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	32	(49)
Associated amortization of DAC, VOBA, DSI and DFEL	(13)	15
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(50)	(59)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)
Total realized gain (loss)	$211	$(2)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $10 million and $(18) million for the three months ended March 31, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $7 million for the three months ended March 31, 2021 and 2020, respectively.

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

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$115,695	$115,695	$121,111	$121,111
Trading securities	4,308	4,308	4,442	4,442
Equity securities	121	121	127	127
Mortgage loans on real estate	17,159	17,978	16,681	18,129
Derivative investments (1)	3,453	3,453	3,109	3,109
Other investments	3,014	3,014	3,015	3,015
Cash and invested cash	1,086	1,086	1,462	1,462
Other assets:
GLB direct embedded derivatives	1,831	1,831	450	450
GLB ceded embedded derivatives	42	42	82	82
Indexed annuity ceded embedded derivatives	527	527	550	550
LPR ceded derivative	268	268	-	-
Separate account assets	171,339	171,339	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,170)	(4,170)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,860)	(1,860)	(1,854)	(1,854)
Account values of certain investment contracts	(40,650)	(41,689)	(40,917)	(49,709)
Short-term debt	(568)	(568)	(497)	(497)
Long-term debt	(2,332)	(2,635)	(2,412)	(2,834)
Reinsurance related embedded derivatives	(516)	(516)	(540)	(540)
Other liabilities:
Derivative liabilities (1)	(228)	(228)	(353)	(353)
GLB ceded embedded derivatives	(1,869)	(1,869)	(531)	(531)

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value. Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services. We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source, mortgage loans electing the fair value option were categorized as Level 3 as of March 31, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Fair value	$874	$832
Aggregate contractual principal	882	839

As of March 31, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$87,732	$7,772	$95,504
U.S. government bonds	400	6	5	411
State and municipal bonds	-	6,374	-	6,374
Foreign government bonds	-	415	66	481
RMBS	-	2,842	1	2,843
CMBS	-	1,506	1	1,507
ABS	-	7,302	688	7,990
Hybrid and redeemable preferred securities	53	448	84	585
Trading securities	-	3,593	715	4,308
Equity securities	12	50	59	121
Mortgage loans on real estate	-	-	874	874
Derivative investments (1)	-	1,061	4,243	5,304
Cash and invested cash	-	1,086	-	1,086
Other assets:
GLB direct embedded derivatives	-	-	1,831	1,831
GLB ceded embedded derivatives	-	-	42	42
Indexed annuity ceded embedded derivatives	-	-	527	527
LPR ceded derivative	-	-	268	268
Separate account assets	595	170,736	-	171,331
Total assets	$1,060	$283,151	$17,176	$301,387

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,170)	$(4,170)
Reinsurance related embedded derivatives	-	(516)	-	(516)
Other liabilities:
Derivative liabilities (1)	-	(497)	(1,582)	(2,079)
GLB ceded embedded derivatives	-	-	(1,869)	(1,869)
Total liabilities	$-	$(1,013)	$(7,621)	$(8,634)

	As of December 31, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$93,663	$7,761	$101,424
U.S. government bonds	438	6	5	449
State and municipal bonds	-	6,662	-	6,662
Foreign government bonds	-	391	74	465
RMBS	-	2,836	2	2,838
CMBS	-	1,494	1	1,495
ABS	-	6,608	570	7,178
Hybrid and redeemable preferred securities	53	444	103	600
Trading securities	5	3,794	643	4,442
Equity securities	22	48	57	127
Mortgage loans on real estate	-	-	832	832
Derivative investments (1)	-	1,733	3,575	5,308
Cash and invested cash	-	1,462	-	1,462
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	-	-	82	82
Indexed annuity ceded embedded derivatives	-	-	550	550
Separate account assets	606	167,351	-	167,957
Total assets	$1,124	$286,492	$14,705	$302,321

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,594)	$(3,594)
Reinsurance related embedded derivatives	-	(540)	-	(540)
Other liabilities:
Derivative liabilities (1)	-	(519)	(2,033)	(2,552)
GLB ceded embedded derivatives	-	-	(531)	(531)
Total liabilities	$-	$(1,059)	$(6,158)	$(7,217)

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

	For the Three Months Ended March 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$1	$(121)	$158	$(27)	$7,772
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	74	-	(8)	-	-	66
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	-	-	1
ABS	570	-	(7)	183	(58)	688
Hybrid and redeemable
preferred securities	103	-	1	(20)	-	84
Trading securities	643	(3)	-	66	9	715
Equity securities	57	7	-	(5)	-	59
Mortgage loans on real estate	832	2	3	37	-	874
Derivative investments	1,542	1,251	-	(132)	-	2,661
Other assets:
GLB direct embedded derivatives (4)	450	1,381	-	-	-	1,831
GLB ceded embedded derivatives (4)	82	(40)	-	-	-	42
Indexed annuity ceded embedded derivatives (4)	550	32	-	(55)	-	527
LPR ceded derivative (5)	-	(50)	-	-	318	268
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(3,594)	(626)	-	50	-	(4,170)
Other liabilities – GLB ceded embedded
derivatives (4)	(531)	(1,338)	-	-	-	(1,869)
Total, net	$8,547	$617	$(132)	$282	$241	$9,555

	For the Three Months Ended March 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$-	$(367)	$102	$42	$6,755
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(3)	-	-	87
RMBS	11	-	-	-	(10)	1
CMBS	1	-	-	-	-	1
ABS	268	-	(4)	21	(89)	196
Hybrid and redeemable
preferred securities	78	-	(6)	-	-	72
Trading securities	666	(32)	-	(6)	23	651
Equity securities	30	-	-	-	-	30
Derivative investments	868	997	279	(117)	-	2,027
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	4,529	-	-	-	4,589
Indexed annuity ceded embedded derivatives	927	(115)	-	(13)	-	799
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	1,143	-	62	-	(1,380)
Other liabilities: (4)
GLB direct embedded derivatives	-	(4,596)	-	-	-	(4,596)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$1,986	$(101)	$49	$(34)	$9,237

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

(5)Gains (losses) from the changes in fair value are included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$304	$(28)	$(15)	$(86)	$(17)	$158
ABS	200	-	-	(17)	-	183
Hybrid and redeemable
preferred securities	-	(20)	-	-	-	(20)
Trading securities	88	(3)	-	(19)	-	66
Equity securities	3	(8)	-	-	-	(5)
Mortgage loans on real estate	72	(35)	-	-	-	37
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$736	$(218)	$(197)	$(22)	$(17)	$282

	For the Three Months Ended March 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$292	$(92)	$2	$(51)	$(49)	$102
ABS	36	-	-	(15)	-	21
Trading securities	37	(25)	-	(18)	-	(6)
Derivative investments	118	(123)	(112)	-	-	(117)
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(22)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	11	-	-	51	-	62
Total, net	$503	$(240)	$(110)	$(55)	$(49)	$49

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Trading securities (1)	$(2)	$-
Equity securities (1)	6	-
Mortgage loans on real estate (1)	4	-
Derivative investments (1)	1,053	895
Embedded derivatives –
Indexed annuity and IUL contracts (1)	43	(61)
Other assets:
GLB direct and ceded (1)	1,545	(4,867)
LPR ceded derivative (2)	(50)	-
Other liabilities – GLB direct and ceded (1)	(1,542)	4,867
Total, net	$1,057	$834

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(122)	$(311)
Foreign government bonds	(8)	(2)
ABS	(8)	(3)
Hybrid and redeemable
preferred securities	2	(5)
Mortgage loans on real estate	3	-
Total, net	$(133)	$(321)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2021			March 31, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$11	$(38)	$(27)	$119	$(77)	$42
RMBS	-	(1)	(1)	-	(10)	(10)
ABS	-	(58)	(58)	5	(94)	(89)
Trading securities	12	(3)	9	23	-	23
Other assets – LPR ceded derivative	318	-	318	-	-	-
Total, net	$341	$(100)	$241	$147	$(181)	$(34)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,367	Discounted cash flow	Liquidity/duration adjustment (2)	0.3%	-	7.9%	1.5%
Foreign government
bonds	29	Discounted cash flow	Liquidity/duration adjustment (2)	5.7%	-	5.7%	5.7%
ABS	20	Discounted cash flow	Liquidity/duration adjustment (2)	3.0%	-	3.0%	3.0%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.2%	5.8%
Other assets:
GLB direct and ceded
embedded derivatives	1,873	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.43%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.71%

Indexed annuity ceded
embedded derivatives	527	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)

LPR ceded derivative	268	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.07%	-	1.43%	0.93%
			Mortality rate (7)			(9)	(10)

Liabilities
Future contract benefits –
indexed annuity contract
embedded derivatives	$(4,107)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(1,869)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.43%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.71%

(1)Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.

(2)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3)The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapse rates during the surrender charge period.

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

(6)The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The NPR input for direct and ceded embedded derivatives was weighted by the absolute value of the sensitivity of the reserve to the NPR assumption. The NPR input for LPR ceded derivative was weighted using a simple average.

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

•Indexed annuity contract embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

•LPR ceded derivative – Assuming our LPR ceded derivative is in an asset position: an increase in our lapse rate, NPR, or mortality rate inputs would have resulted in an increase in the fair value measurement.

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

14. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 22 to the consolidated financial statements in our 2020 Form 10-K.

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

•Changes in reserves resulting from benefit ratio unlocking on our GLB riders (“benefit ratio unlocking”);

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

•Amortization of DFEL arising from changes in GLB benefit ratio unlocking; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Revenues
Operating revenues:
Annuities	$1,097	$1,021
Retirement Plan Services	323	293
Life Insurance	1,819	1,723
Group Protection	1,253	1,224
Other Operations	35	35
Excluded realized gain (loss), pre-tax	162	(55)
Total revenues	$4,689	$4,241

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$297	$322
Retirement Plan Services	54	37
Life Insurance	42	190
Group Protection	(26)	40
Other Operations	(41)	(33)
Excluded realized gain (loss), after-tax	127	(44)
Benefit ratio unlocking, after-tax	11	(5)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	-	(5)
Net income (loss)	$464	$502

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three months ended March 31, 2021, compared with the corresponding period in 2020 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

See “Part I – Item 1. Business” and Note 1 in our 2020 Form 10-K for a description of the business.

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

•The impact of Regulation Best Interest or other regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K for a discussion of certain risks relating to our business.

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our earnings, as well as our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For expected impacts to the second quarter 2021 results as a result of the COVID-19 pandemic, see “Additional Information” within our segments’ results of operations sections below.

Because the profitability of some of our business depends in part on interest rates, changes in interest rates may impact both our margins and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and announced in March 2021 its intention to keep interest rates near zero for the foreseeable future. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses.

We continue to be proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this low interest rate environment. For risks related to sustained low interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” in our 2020 Form 10-K.

The economic environment has continued to improve from the early part of 2020, but there could be continued weakness in the current environment as a result of restrictions on economic activity and the increased level of unemployment in the United States. This could impact select corporate industries and parts of the commercial mortgage loan market. The current environment could lead to increased credit defaults and/or negative ratings migrations within our broader investment portfolio. We continue to closely monitor developments relating to the COVID-19 pandemic.

For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2020 Form 10-K.

Critical Accounting Policies and Estimates

The MNA included in our 2020 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2020 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, Deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”)

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2020 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2021, we would have recorded favorable unlocking of approximately $385 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2020 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K and Note 5 herein.

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$297	$322
Retirement Plan Services	54	37
Life Insurance	42	190
Group Protection	(26)	40
Other Operations	(41)	(33)
Excluded realized gain (loss), after-tax	127	(44)
Benefit ratio unlocking, after-tax	11	(5)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	-	(5)
Net income (loss)	$464	$502

Comparison of the Three Months Ended March 31, 2021 to 2020

Net income decreased due primarily to the following:

•Higher benefits in our Life Insurance and Group Protection segments driven by the COVID-19 pandemic.

•Higher expenses associated with amortization, deferred compensation plans as a result of changes in LNC’s stock price and incentive compensation resulting from production performance, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Realized gains in 2021 as compared to realized losses in 2020.

•Higher investment income on alternative investments and prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above. We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums (1)	$32	$53
Fee income	599	539
Net investment income	306	308
Operating realized gain (loss) (2)	50	54
Amortization of deferred gain on
business sold through reinsurance	6	8
Other revenues (3)	104	59
Total operating revenues	1,097	1,021
Operating Expenses
Interest credited	199	190
Benefits (1)	60	89
Commissions and other expenses	478	363
Total operating expenses	737	642
Income (loss) from operations before taxes	360	379
Federal income tax expense (benefit)	63	57
Income (loss) from operations	$297	$322

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to certain reinsurance transactions that has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses due to amortization expense and trail commissions based on average account values.

•Higher federal income tax expense due to unfavorable tax return true-ups driven by the separate account dividends-received deduction (“DRD”).

•Higher interest credited due to higher average fixed account values.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account values.

Additional Information

Strategic near-term actions to re-price certain products and to shift sales from fixed annuity products to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows in the first quarter of 2021. We expect the trend of negative net flows to persist in the second quarter of 2021.  For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three months ended March 31, 2021 and 2020.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums and fee income (1)	$69	$60
Net investment income	246	226
Other revenues (2)	8	7
Total operating revenues	323	293
Operating Expenses
Interest credited	155	150
Benefits	1	-
Commissions and other expenses	101	102
Total operating expenses	257	252
Income (loss) from operations before taxes	66	41
Federal income tax expense (benefit)	12	4
Income (loss) from operations	$54	$37

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher insurance premiums and fee income driven primarily by higher average variable account values.

•Lower commissions and other expenses driven by expense management.

The increase in income from operations was partially offset by higher federal income tax expense due to unfavorable tax return true-ups driven by the separate account DRD.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 11% for the three months ended March 31, 2021 and 2020, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 19% and 21% as of March 31, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums (1)	$179	$171
Fee income	856	879
Net investment income	776	666
Operating realized gain (loss) (2)	(1)	(1)
Amortization of deferred gain (loss) on
business sold through reinsurance	1	1
Other revenues	8	7
Total operating revenues	1,819	1,723
Operating Expenses
Interest credited	364	365
Benefits	1,150	848
Commissions and other expenses	257	277
Total operating expenses	1,771	1,490
Income (loss) from operations before taxes	48	233
Federal income tax expense (benefit)	6	43
Income (loss) from operations	$42	$190

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

•Lower fee income due to lower amortization rates as a result of impacts of the COVID-19 pandemic, partially offset by growth in business in force.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Lower commissions and other expenses due to lower amortization rates as a result of impacts of the COVID-19 pandemic and expense management.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the three months ended March 31, 2021. We continue to expect elevated mortality to persist in the second quarter of 2021 as a result of the impacts of the COVID-19 pandemic. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums	$1,119	$1,094
Net investment income	90	81
Other revenues (1)	44	49
Total operating revenues	1,253	1,224
Operating Expenses
Interest credited	1	2
Benefits	970	862
Commissions and other expenses	316	310
Total operating expenses	1,287	1,174
Income (loss) from operations before taxes	(34)	50
Federal income tax expense (benefit)	(8)	10
Income (loss) from operations	$(26)	$40

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life business as a result of impacts of the COVID-19 pandemic.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency and growth in the business.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

Our total loss ratio for the three months ended March 31, 2021 and 2020, was 86.8% and 78.5%, respectively. The total loss ratio for the three months ended March 31, 2021, was driven primarily by unfavorable mortality in our life business due to the impacts of the COVID-19 pandemic. We continue to expect unfavorable mortality in our life business in the second quarter of 2021 as a result of the impacts of the COVID-19 pandemic. In addition, we believe there is an on-going risk of morbidity headwinds in our disability business related to the economic environment and continued delays in social security approvals in the second quarter of 2021.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2020 Form 10-K. For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2020 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Net investment income	$29	$37
Other revenues	6	(2)
Total operating revenues	35	35
Operating Expenses
Interest credited	12	12
Benefits	15	18
Other expenses	19	(6)
Interest and debt expense	29	34
Strategic digitization expense	13	12
Total operating expenses	88	70
Income (loss) from operations before taxes	(53)	(35)
Federal income tax expense (benefit)	(12)	(2)
Income (loss) from operations	$(41)	$(33)

Comparison of the Three Months Ended March 31, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased significantly during the first quarter of 2021, compared to a significant decrease during the first quarter of 2020.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•More favorable income tax benefits driven by favorable market impacts on tax preferred investment income.

•Higher other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the first quarter of 2021, compared to a decrease during the first quarter of 2020.

•Lower interest and debt expense driven by a decline in average interest rates.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$53
Total excluded realized gain (loss)	162	(55)
Total realized gain (loss), pre-tax	$211	$(2)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$25	$(67)
Realized gain (loss) on the mark-to-market on	172	145
certain instruments (2)
GLB fees ceded to LNBAR and attributed fees	(86)	(92)
Indexed annuity forward-starting option	16	(30)
Excluded realized gain (loss), after-tax	$127	$(44)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. The modified coinsurance (“Modco”) investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended March 31, 2021 to 2020

We had higher realized gains due primarily to lower credit loss expense related to certain financial assets and gains related to our indexed annuity forward-starting option driven by an increase in discount rates.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2020 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 12.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2020 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Guaranteed Living Benefit Fees Ceded to LNBAR and Attributed Fees

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – GLB Fees Ceded to LNBAR and Attributed Fees” in our 2020 Form 10-K for a discussion of our guaranteed living benefit (“GLB”) fees ceded to LNBAR and attributed fees.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2020 Form 10-K for a discussion of our indexed annuity forward-starting option.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(413) million and $(917) million for the three months ended March 31, 2021 and 2020, respectively. In addition, during the first quarter of 2021, we received a capital contribution from LNC in the amount of $65 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2020 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2020 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2020 Form 10-K.  We have also used the proceeds from certain senior note issuances to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and Lincoln Life & Annuity Company of New York (“LLANY”).

Financing Activities

For information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2020 Form 10-K.

If current claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P Global Ratings/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2020 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2020 Form 10-K for additional information on our financial strength ratings.

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2021, we had a net outstanding receivable (payable) of $2.2 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.4 billion. As of March 31, 2021, LNL had outstanding borrowings of $4.2 billion under this facility reported within payables for collateral on investments on our Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2021, we had securities pledged under securities lending agreements with a carrying value of $145 million. In addition, LNL and our insurance subsidiaries had access to $750 million through a committed repurchase agreement. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2021, we were in a net collateral payable position of $3.1 billion compared to $2.8 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 13 in our 2020 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K. See also “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Introduction” above.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2020. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 61, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2021

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 10, 2021	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)