Form 10-Q
period 2021-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2021-08-09
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,530; 2020 - $103,021; allowance for credit losses: 2021 - $9; 2020 - $13)	$120,452	$121,111
Trading securities	4,175	4,442
Equity securities	170	127
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $818; 2020 - $832)	17,487	16,681
Policy loans	2,395	2,411
Derivative investments	4,547	3,109
Other investments	3,223	3,025
Total investments	152,449	150,906
Cash and invested cash	1,914	1,462
Deferred acquisition costs and value of business acquired	6,207	5,824
Premiums and fees receivable	582	484
Accrued investment income	1,215	1,217
Reinsurance recoverables, net of allowance for credit losses	18,257	18,752
Funds withheld reinsurance assets	527	530
Goodwill	1,778	1,778
Other assets	22,404	19,401
Separate account assets	178,795	167,965
Total assets	$384,128	$368,319

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,620	$40,146
Other contract holder funds	108,249	104,858
Short-term debt	457	497
Long-term debt	2,332	2,412
Reinsurance related embedded derivatives	729	540
Funds withheld reinsurance liabilities	7,025	7,179
Payables for collateral on investments	8,192	6,215
Other liabilities	14,640	13,466
Separate account liabilities	178,795	167,965
Total liabilities	360,039	343,278

Contingencies and Commitments (See Note 11)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,930	11,853
Retained earnings	4,598	4,167
Accumulated other comprehensive income (loss)	7,561	9,021
Total stockholder’s equity	24,089	25,041
Total liabilities and stockholder’s equity	$384,128	$368,319

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Insurance premiums	$1,328	$1,285	$2,658	$2,602
Fee income	1,600	1,400	3,124	2,878
Net investment income	1,510	1,111	2,957	2,430
Realized gain (loss)	(172)	(433)	39	(435)
Amortization of deferred gain on business sold through reinsurance	7	9	14	18
Other revenues	162	159	332	279
Total revenues	4,435	3,531	9,124	7,772
Expenses
Interest credited	732	726	1,463	1,446
Benefits	1,848	1,870	4,031	3,692
Commissions and other expenses	1,262	1,114	2,432	2,166
Interest and debt expense	28	33	57	67
Strategic digitization expense	21	14	35	26
Total expenses	3,891	3,757	8,018	7,397
Income (loss) before taxes	544	(226)	1,106	375
Federal income tax expense (benefit)	82	(81)	180	17
Net income (loss)	462	(145)	926	358
Other comprehensive income (loss), net of tax	1,721	4,042	(1,460)	1,979
Comprehensive income (loss)	$2,183	$3,897	$(534)	$2,337

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	$11,919	$11,791	$11,853	$11,312
Capital contribution from Lincoln National Corporation	-	-	65	475
Stock compensation/issued for benefit plans	11	8	12	12
Balance as of end-of-period	11,930	11,799	11,930	11,799

Retained Earnings
Balance as of beginning-of-period	4,451	4,433	4,167	4,437
Cumulative effect from adoption of new accounting standards	-	-	-	(201)
Net income (loss)	462	(145)	926	358
Dividends paid to Lincoln National Corporation	(315)	(100)	(495)	(406)
Balance as of end-of-period	4,598	4,188	4,598	4,188

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	5,840	3,773	9,021	5,836
Other comprehensive income (loss), net of tax	1,721	4,042	(1,460)	1,979
Balance as of end-of-period	7,561	7,815	7,561	7,815
Total stockholder’s equity as of end-of-period	$24,089	$23,802	$24,089	$23,802

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$926	$358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(39)	435
Trading securities purchases, sales and maturities, net	210	(44)
Amortization of deferred gain on business sold through reinsurance	(14)	(18)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	109	(155)
Premiums and fees receivable	(98)	(25)
Accrued investment income	(11)	(20)
Insurance liabilities and reinsurance-related balances	(3)	(328)
Accrued expenses	35	(269)
Federal income tax accruals	167	17
Cash management agreement	(1,223)	(476)
Other	(219)	198
Net cash provided by (used in) operating activities	(160)	(327)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,192)	(8,437)
Sales of available-for-sale securities and equity securities	1,277	1,573
Maturities of available-for-sale securities	4,570	2,323
Purchases of alternative investments	(360)	(165)
Sales and repayments of alternative investments	128	81
Issuance of mortgage loans on real estate	(1,611)	(1,071)
Repayment and maturities of mortgage loans on real estate	846	596
Issuance (repayment) of policy loans, net	16	(74)
Net change in collateral on investments, derivatives and related settlements	1,704	2,593
Other	(67)	(88)
Net cash provided by (used in) investing activities	(1,689)	(2,669)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	475
Payment of long-term debt, including current maturities	(60)	(30)
Issuance of long-term debt, net of issuance costs	-	30
Issuance (payment) of short-term debt	(40)	19
Proceeds from certain financing arrangements	50	69
Deposits of fixed account values, including the fixed portion of variable	6,367	7,261
Withdrawals of fixed account values, including the fixed portion of variable	(3,283)	(3,291)
Transfers to and from separate accounts, net	(229)	216
Common stock issued for benefit plans	(11)	(7)
Dividends paid to Lincoln National Corporation	(495)	(406)
Other	(63)	-
Net cash provided by (used in) financing activities	2,301	4,336

Net increase (decrease) in cash, invested cash and restricted cash	452	1,340
Cash, invested cash and restricted cash as of beginning-of-year	1,462	1,879
Cash, invested cash and restricted cash as of end-of-period	$1,914	$3,219

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston. We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 15 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2020 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.6 billion and $2.1 billion as of June 30, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $6 million and $7 million as of June 30, 2021, and December 31, 2020, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax expenses of $1 million and less than $(1) million for the three months ended June 30, 2021 and 2020, respectively, and $2 million and $(1) million for the six months ended June 30, 2021 and 2020, respectively. These returns were recognized in federal income tax expense

(benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,931	$13,132	$248	$8	$99,807
U.S. government bonds	355	58	2	-	411
State and municipal bonds	5,292	1,374	7	-	6,659
Foreign government bonds	391	66	3	-	454
RMBS	2,541	256	1	1	2,795
CMBS	1,489	86	6	-	1,569
ABS	8,033	159	22	-	8,170
Hybrid and redeemable preferred securities	498	104	15	-	587
Total fixed maturity AFS securities	$105,530	$15,235	$304	$9	$120,452

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$85,625	$15,947	$136	$12	$101,424
U.S. government bonds	369	81	1	-	449
State and municipal bonds	5,145	1,517	-	-	6,662
Foreign government bonds	380	86	1	-	465
RMBS	2,551	289	1	1	2,838
CMBS	1,380	115	-	-	1,495
ABS	7,035	158	15	-	7,178
Hybrid and redeemable preferred securities	536	94	30	-	600
Total fixed maturity AFS securities	$103,021	$18,287	$184	$13	$121,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,992	$3,021
Due after one year through five years	15,373	16,301
Due after five years through ten years	19,648	21,556
Due after ten years	55,454	67,040
Subtotal	93,467	107,918
Structured securities (RMBS, CMBS, ABS)	12,063	12,534
Total fixed maturity AFS securities	$105,530	$120,452

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$6,166	$181	$1,035	$67	$7,201	$248
U.S. government bonds	26	2	-	-	26	2
State and municipal bonds	350	7	1	-	351	7
Foreign government bonds	86	3	30	-	116	3
RMBS	108	1	18	-	126	1
CMBS	297	6	5	-	302	6
ABS	2,889	19	135	3	3,024	22
Hybrid and redeemable
preferred securities	29	1	148	14	177	15
Total fixed maturity AFS securities	$9,951	$220	$1,372	$84	$11,323	$304

Total number of fixed maturity AFS securities in an unrealized loss position						1,353

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$2,785	$85	$588	$51	$3,373	$136
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	43	1	6	-	49	1
ABS	1,527	9	355	6	1,882	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,552	$110	$1,045	$74	$5,597	$184

Total number of fixed maturity AFS securities in an unrealized loss position						782

(1)As of June 30, 2021, we recognized no gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded. As of December 31, 2020, we recognized $1 million, of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$27	$7	6
Nine months or greater, but less than twelve months	57	18	4
Twelve months or greater	2	1	22
Total	$86	$26	32

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	22	6	13
Twelve months or greater	30	11	20
Total	$117	$41	51

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $120 million for the six months ended June 30, 2021. As discussed further below, we believe the unrealized loss position as of June 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.8 billion, respectively, and a fair value of $3.8 billion and $4.0 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security

As of June 30, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$13	$1	$-	$14
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

	For the Six
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

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

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of June 30, 2021 and 2020, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,879	$674	$17,553	$16,162	$610	$16,772
30 to 59 days past due	32	18	50	4	28	32
60 to 89 days past due	-	7	7	-	8	8
90 or more days past due	-	40	40	-	69	69
Allowance for credit losses	(155)	(14)	(169)	(186)	(17)	(203)
Unamortized premium (discount)	(12)	23	11	(14)	22	8
Mark-to-market gains (losses) (1)	(5)	-	(5)	(5)	-	(5)
Total carrying value	$16,739	$748	$17,487	$15,961	$720	$16,681

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% and 24% of commercial mortgage loans on real estate as of June 30, 2021, and December 31, 2020, respectively, and Texas, which accounted for 10% of commercial mortgage loans on real estate as of June 30, 2021, and December 31, 2020.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 27% and 32% of residential mortgage loans on real estate as of June 30, 2021, and December 31, 2020, respectively, and Florida, which accounted for 18% of residential mortgage loans on real estate as of June 30, 2021, and December 31, 2020.

As of June 30, 2021, and December 31, 2020, we had 86 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were eight specifically identified impaired loans with an aggregate carrying value of $3 million as of June 30, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 71 specifically identified impaired loans with an aggregate carrying value of $33 million as of June 30, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average aggregate carrying value for impaired
mortgage loans on real estate	$37	$16	$36	$10
Interest income recognized on impaired
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired
mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	41	-	71
Total	$-	$41	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$1,275	3.08	$82	1.91	$-	-	$1,357
2020	1,361	3.01	104	1.46	40	2.21	1,505
2019	2,994	2.18	290	1.78	24	1.79	3,308
2018	2,317	2.14	176	1.49	15	1.02	2,508
2017	1,725	2.31	151	1.75	27	0.96	1,903
2016 and prior	6,048	2.39	232	1.75	38	1.23	6,318
Total	$15,720		$1,035		$144		$16,899

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,495	2.85	$32	1.52	$-	-	$1,527
2019	3,098	2.24	258	1.78	2	1.74	3,358
2018	2,379	2.16	182	1.49	15	0.71	2,576
2017	1,779	2.34	169	1.73	-	-	1,948
2016	1,711	2.37	174	1.56	22	1.58	1,907
2015 and prior	4,695	2.38	133	1.95	8	1.02	4,836
Total	$15,157		$948		$47		$16,152

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$148	$-	$148
2020	175	4	179
2019	262	31	293
2018	136	6	142
2017	-	-	-
2016 and prior	-	-	-
Total	$721	$41	$762

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$171	$12	$183
Additions (reductions) from provision for credit loss expense (1)	(16)	2	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$155	$14	$169

	For the Six
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(31)	(3)	(34)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$155	$14	$169

	For the Three
	Months Ended
	June 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$125	$35	$160
Additions (reductions) from provision for credit loss expense (3)	109	2	111
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$234	$37	$271

	For the Six
	Months Ended
	June 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$-	$2	$2
Impact of new accounting standard	61	26	87
Additions (reductions) from provision for credit loss expense (3)	173	9	182
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$234	$37	$271

(1)Due to improving economic projections, the provision for credit loss expense decreased by $14 million and $34 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2021, we recognized $2 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million and $52 million as of June 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $111 million and $182 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2020, we recognized no credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of June 30, 2021, and December 31, 2020, alternative investments included investments in 291 and 270 different partnerships, respectively, and represented approximately 2% and 1%, respectively, of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$(1)	$(1)	$(19)
RMBS	-	(1)	-	(1)
ABS	-	(1)	-	(1)
Gross credit loss benefit (expense)	1	(3)	(1)	(21)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	1	-	1
Net credit loss benefit (expense)	$1	$(2)	$(1)	$(20)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,384	$4,384	$2,970	$2,970
Securities pledged under securities lending agreements (2)	228	222	115	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,580	5,525	3,130	5,049
Total payables for collateral on investments	$8,192	$10,131	$6,215	$8,131

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2021	2020
Collateral payable for derivative investments	$1,414	$1,395
Securities pledged under securities lending agreements	113	9
Investments pledged for FHLBI	450	550
Total increase (decrease) in payables for collateral on investments	$1,977	$1,954

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	222	-	-	-	222
Equity Securities	2	-	-	-	2
Foreign government bonds	4	-	-	-	4
Total gross secured borrowings	$228	$-	$-	$-	$228

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$115	$-	$-	$-	$115

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $23 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of June 30, 2021.

Investment Commitments

As of June 30, 2021, our investment commitments were $2.6 billion, which included $1.5 billion of LPs, $654 million of private placement securities and $446 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. As of December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by White Chapel LLC with a fair value of $1.2 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $21.6 billion and $21.7 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $18.9 billion and $19.2 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

See Note 14 for additional disclosures related to the fair value of our derivative instruments.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products and indexed variable annuity products.

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

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity products and indexed variable annuity products.

In addition, we use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps – Buying Protection

We use credit default swaps (“CDSs”) to hedge the liability exposure on certain options in variable annuity products.

We buy CDSs to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

CDSs – Selling Protection

We use CDSs to hedge the liability exposure on certain options in variable annuity products.

We sell CDSs to offer credit protection to contract holders and investors. The CDSs hedge the contract holders and investors against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows the investor to put the bond back to us at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Other Derivatives

Lapse Protection Rider Ceded Derivative

We also have an inter-company agreement through which Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), an affiliated insurer, assumes the risk under certain UL contracts for lapse protection riders (“LPR”). If the contract holder’s account value is insufficient to pay the cost of insurance charges required to keep the policy in force, and the contract holder has made the required deposits, we will be reimbursed for those charges.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,729	$46	$45	$964	$87	$11
Foreign currency contracts (1)	3,562	177	93	3,089	147	151
Total cash flow hedges	5,291	223	138	4,053	234	162
Fair value hedges:
Interest rate contracts (1)	528	-	222	530	-	271
Non-Qualifying Hedges
Interest rate contracts (1)	75,601	1,262	183	135,434	1,587	159
Foreign currency contracts (1)	398	3	4	304	1	8
Equity market contracts (1)	84,591	5,002	1,645	74,300	3,486	1,952
Credit contracts (1)	27	-	-	51	-	-
LPR ceded derivative (2)	-	294	-	-	-	-
Embedded derivatives:
GLB direct (3)	-	1,767	-	-	450	-
GLB ceded (3)	-	53	1,816	-	82	531
Reinsurance related (4)	-	-	729	-	-	540
Indexed annuity and IUL contracts (3) (5)	-	515	4,937	-	550	3,594
Total derivative instruments	$166,436	$9,119	$9,674	$214,672	$6,390	$7,217

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2021
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,426	$48,393	$15,248	$11,791	$-	$77,858
Foreign currency contracts (2)	258	464	1,345	1,851	42	3,960
Equity market contracts	52,913	15,699	7,297	11	8,671	84,591
Credit contracts	-	27	-	-	-	27
Total derivative instruments
with notional amounts	$55,597	$64,583	$23,890	$13,653	$8,713	$166,436

(1)As of June 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 22, 2023.

(2)As of June 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$773	$824	$222	$271

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(69)	152
Foreign currency contracts	55	269
Change in foreign currency exchange rate adjustment	45	97
Change in DAC, VOBA, DSI and DFEL	(29)	(104)
Income tax benefit (expense)	(1)	(88)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Foreign currency contracts (1)	21	22
Foreign currency contracts (2)	(2)	8
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(7)
Income tax benefit (expense)	-	(5)
Balance as of end-of-period	$42	$488

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2021			2020
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(172)	$1,510	$1,848	$(433)	$1,111	$1,870

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	35	-	-	(6)	-
Derivatives designated as
hedging instruments	-	(35)	-	-	6	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	11	-	7	11	-

Non-Qualifying Hedges
Interest rate contracts	432	-	-	19	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	713	-	-	(1,454)	-	-
Credit contracts	-	-	-	(1)	-	-
LPR ceded derivative	-	-	26	-	-	-
Embedded derivatives:
GLB	-	-	-	2	-	-
Reinsurance related	(213)	-	-	(610)	-	-
Indexed annuity and IUL
contracts	(735)	-	-	(527)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2021			2020
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$39	$2,957	$4,031	$(435)	$2,430	$3,692
Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(49)	-	-	121	-
Derivatives designated as						-
hedging instruments	-	49	-	-	(121)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	21	-	8	22	-

Non-Qualifying Hedges
Interest rate contracts	(727)	-	-	2,169	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	1,955	-	-	(384)	-	-
Credit contracts	-	-	-	(5)	-	-
LPR ceded derivative	-	-	76	-	-	-
Embedded derivatives:
GLB	3	-	-	(5)	-	-
Reinsurance related	129	-	-	(14)	-	-
Indexed annuity and IUL
contracts	(1,329)	-	-	501	-	-

As of June 30, 2021, $52 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2021, we did not have any exposure related to credit default swaps for which we are the seller.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of December 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	12/20/2025	(3)	(4)	BBB+	1	$1	$51

(1)Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.

(2)Broker quotes are used to determine the market value of our CDSs.

(3)CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.

(4)Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Maximum potential payout	$-	$51
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$51

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$1,881	$(4)	$1,232	$(7)
A+	1,989	(91)	1,112	(175)
A	69	-	53	-
A-	445	-	572	-
	$4,384	$(95)	$2,969	$(182)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,056	$2,335	$9,391
Gross amounts offset	(1,936)	-	(1,936)
Net amount of assets	5,120	2,335	7,455
Gross amounts not offset:
Cash collateral	(4,384)	-	(4,384)
Non-cash collateral	(368)	-	(368)
Net amount	$368	$2,335	$2,703

Financial Liabilities
Gross amount of recognized liabilities	$693	$7,482	$8,175
Gross amounts offset	(8)	-	(8)
Net amount of liabilities	685	7,482	8,167
Gross amounts not offset:
Cash collateral	(95)	-	(95)
Non-cash collateral	-	-	-
Net amount	$590	$7,482	$8,072

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,969)	-	(2,969)
Non-cash collateral	(56)	-	(56)
Net amount	$84	$1,082	$1,166

Financial Liabilities
Gross amount of recognized liabilities	$902	$4,665	$5,567
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	572	4,665	5,237
Gross amounts not offset:
Cash collateral	(182)	-	(182)
Non-cash collateral	-	-	-
Net amount	$390	$4,665	$5,055

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 15% and 16% for the three and six months ended June 30, 2021, respectively, compared to 36% and 5%, respectively, for the corresponding periods in 2020. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended June 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of June 30, 2021, our allowance for credit losses for reinsurance-related assets was $196 million. There have been no material changes to the allowance for credit losses for the six months ended June 30, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $5.4 billion and $5.8 billion as of June 30, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,235	$1,531
Trading securities	3,125	3,357
Equity securities	20	17
Mortgage loans on real estate	818	832
Derivative investments	103	103
Other investments	299	167
Cash and invested cash	182	92
Accrued investment income	41	42
Other assets	13	3
Total	$5,836	$6,144

In addition, the portfolio was supported by $175 million of over-collateralization and a $159 million letter of credit as of June 30, 2021.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$116,102	$109,856
Net amount at risk (2)	77	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$102	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	79 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$28,828	$27,650
Net amount at risk (2)	394	390
Average attained age of contract holders	72 years	72 years

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

	For the Six
	Months Ended
	June 30,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	14	35
Benefits paid	(11)	(17)
Balance as of end-of-period	$124	$135

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Asset Type
Domestic equity	$75,188	$70,362
International equity	21,660	20,855
Fixed income	45,203	43,521
Total	$142,051	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of June 30, 2021, and December 31, 2020. UL and VUL products with secondary guarantees represented 15% and 14% of total life insurance sales for the three and six months ended June 30, 2021, respectively, compared to 37% and 33%, respectively, for the corresponding periods in 2020.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	1,932	1,742
Prior years:
Interest	81	82
All other incurred (1)	(170)	(127)
Total incurred	1,843	1,697
Paid related to:
Current year	(792)	(654)
Prior years	(953)	(847)
Total paid	(1,745)	(1,501)
Net balance as of end-of-period	5,881	5,596
Reinsurance recoverable	148	155
Balance as of end-of-period	$6,029	$5,751

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

10. Debt

Credit Facility

On June 21, 2021, LNC entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated LNC’s existing credit facility agreement, dated as of July 31, 2019. The amended credit facility, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.5 billion and has a commitment termination date of June 19, 2026. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) LNL and LNC’s other domestic insurance companies for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business.

The amended credit facility agreement contains:

•Customary terms and conditions, including covenants restricting the ability of LNC and its subsidiaries to incur liens and the ability of LNC to merge or consolidate with another entity where it is not the surviving entity and dispose of all or substantially all of its assets;

•Financial covenants including maintenance by LNC of a minimum consolidated net worth equal to the sum of $10.0 billion plus 50% of the aggregate net proceeds of equity issuances received by LNC or any of its subsidiaries in accordance with the terms of the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;

•A cap on LNC’s secured non-operating indebtedness and non-operating indebtedness of LNC’s subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and

•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the amended credit facility agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of June 30, 2021, LNC was in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling.

12. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$8,993	$5,637
Cumulative effect from adoption of new accounting standard	-	40
Unrealized holding gains (losses) arising during the period	(3,175)	3,583
Change in foreign currency exchange rate adjustment	(37)	(94)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,362	(1,358)
Income tax benefit (expense)	395	(452)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3)	(41)
Associated amortization of DAC, VOBA, DSI and DFEL	9	50
Income tax benefit (expense)	(1)	(2)
Balance as of end-of-period	$7,533	$7,349
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$40
Cumulative effect from adoption of new accounting standard	-	(40)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Unrealized holding gains (losses) arising during the period	(14)	421
Change in foreign currency exchange rate adjustment	45	97
Change in DAC, VOBA, DSI and DFEL	(29)	(104)
Income tax benefit (expense)	(1)	(88)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	20	31
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(7)
Income tax benefit (expense)	-	(5)
Balance as of end-of-period	$42	$488
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(14)	$(22)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(14)	$(22)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$(3)	$(41)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	9	50	Realized gain (loss)
Reclassification before income
tax benefit (expense)	6	9	Income (loss) before taxes
Income tax benefit (expense)	(1)	(2)	Federal income tax expense (benefit)
Reclassification, net of income tax	$5	$7	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Foreign currency contracts	21	22	Net investment income
Foreign currency contracts	(2)	8	Realized gain (loss)
Total gross reclassifications	20	31
Associated amortization of DAC,
VOBA, DSI and DFEL	(19)	(7)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	1	24	Income (loss) before taxes
Income tax benefit (expense)	-	(5)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$1	$19	Net income (loss)

13. Realized Gain (Loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Gross gains	$4	$20	$14	$25
Gross losses	(8)	(58)	(17)	(66)
Credit loss benefit (expense) (1)	1	(3)	(1)	(21)
Realized gain (loss) on equity securities (2)	20	4	31	(14)
Credit loss benefit (expense) on mortgage loans on real estate	13	(111)	36	(181)
Credit loss benefit (expense) on reinsurance related assets	(5)	-	(4)	-
Other gain (loss) on investments	(1)	(8)	2	(8)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	18	(10)	43
Total realized gain (loss) related to certain financial assets	19	(138)	51	(222)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(131)	(235)	88	(51)
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	8	(1)	40	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	2	-	(11)	15
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(62)	(51)	(113)	(110)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(16)	(17)
Total realized gain (loss)	$(172)	$(433)	$39	$(435)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $24 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $34 million and $(13) million for the six months ended June 30, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $(2) million for the three months ended June 30, 2021 and 2020, respectively, and less than $1 million and $5 million for the six months ended June 30, 2021 and 2020, respectively

(5)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$120,452	$120,452	$121,111	$121,111
Trading securities	4,175	4,175	4,442	4,442
Equity securities	170	170	127	127
Mortgage loans on real estate	17,487	18,535	16,681	18,129
Derivative investments (1)	4,547	4,547	3,109	3,109
Other investments	3,212	3,212	3,015	3,015
Cash and invested cash	1,914	1,914	1,462	1,462
Other assets:
GLB direct embedded derivatives	1,767	1,767	450	450
GLB ceded embedded derivatives	53	53	82	82
Indexed annuity ceded embedded derivatives	515	515	550	550
LPR ceded derivative	294	294	-	-
Separate account assets	178,795	178,795	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	(4,937)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,835)	(1,835)	(1,854)	(1,854)
Account values of certain investment contracts	(40,540)	(45,258)	(40,917)	(49,709)
Short-term debt	(457)	(457)	(497)	(497)
Long-term debt	(2,332)	(2,670)	(2,412)	(2,834)
Reinsurance related embedded derivatives	(729)	(729)	(540)	(540)
Other liabilities:
Derivative liabilities (1)	(249)	(249)	(353)	(353)
GLB ceded embedded derivatives	(1,816)	(1,816)	(531)	(531)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services. We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source during 2020, mortgage loans electing the fair value option were categorized as Level 3 as of June 30, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Fair value	$818	$832
Aggregate contractual principal	824	839

As of June 30, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$91,760	$8,047	$99,807
U.S. government bonds	405	6	-	411
State and municipal bonds	-	6,659	-	6,659
Foreign government bonds	-	411	43	454
RMBS	-	2,794	1	2,795
CMBS	-	1,560	9	1,569
ABS	-	7,541	629	8,170
Hybrid and redeemable preferred securities	54	433	100	587
Trading securities	-	3,545	630	4,175
Equity securities	13	78	79	170
Mortgage loans on real estate	-	-	818	818
Derivative investments (1)	-	6,339	151	6,490
Cash and invested cash	-	1,914	-	1,914
Other assets:
GLB direct embedded derivatives	-	-	1,767	1,767
GLB ceded embedded derivatives	-	-	53	53
Indexed annuity ceded embedded derivatives	-	515	-	515
LPR ceded derivative	-	-	294	294
Separate account assets	596	178,191	-	178,787
Total assets	$1,068	$301,746	$12,621	$315,435

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$(4,937)	$-	$(4,937)
Reinsurance related embedded derivatives	-	(729)	-	(729)
Other liabilities:
Derivative liabilities (1)	-	(2,042)	(150)	(2,192)
GLB ceded embedded derivatives	-	-	(1,816)	(1,816)
Total liabilities	$-	$(7,708)	$(1,966)	$(9,674)

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

	For the Three Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,772	$1	$69	$206	$(1)	$8,047
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	66	-	-	14	(37)	43
RMBS	1	-	-	-	-	1
CMBS	1	-	-	8	-	9
ABS	688	1	3	99	(162)	629
Hybrid and redeemable
preferred securities	84	-	10	6	-	100
Trading securities	715	2	-	(64)	(23)	630
Equity securities	59	19	-	1	-	79
Mortgage loans on real estate	874	4	1	(61)	-	818
Derivative investments	2,661	(2)	-	-	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	1,831	(64)	-	-	-	1,767
GLB ceded embedded derivatives (3)	42	11	-	-	-	53
Indexed annuity ceded embedded
derivatives (3)	527	-	-	-	(527)	-
LPR ceded derivative (4)	268	26	-	-	-	294
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(4,170)	-	-	-	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(1,869)	53	-	-	-	(1,816)
Total, net	$9,555	$51	$83	$204	$762	$10,655

	For the Three Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,755	$1	$193	$(20)	$46	$6,975
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	87	-	(1)	-	-	86
RMBS	1	-	-	-	1	2
CMBS	1	-	-	-	-	1
ABS	196	-	6	236	(14)	424
Hybrid and redeemable
preferred securities	72	-	4	(4)	18	90
Trading securities	651	28	-	(14)	8	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	2,027	(1,402)	(12)	(18)	-	595
Other assets: (3)
GLB ceded embedded derivatives	4,589	(1,508)	-	-	-	3,081
Indexed annuity ceded embedded derivatives	799	304	-	(439)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(1,380)	(831)	-	(61)	-	(2,272)
Other liabilities – GLB direct embedded
derivatives (3)	(4,596)	1,510	-	-	-	(3,086)
Total, net	$9,237	$(1,899)	$190	$(320)	$59	$7,267

	For the Six Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$2	$(52)	$364	$(28)	$8,047
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(8)	14	(37)	43
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	8	-	9
ABS	570	1	(4)	282	(220)	629
Hybrid and redeemable
preferred securities	103	-	11	(14)	-	100
Trading securities	643	(1)	-	2	(14)	630
Equity securities	57	26	-	(4)	-	79
Mortgage loans on real estate	832	6	4	(24)	-	818
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	450	1,317	-	-	-	1,767
GLB ceded embedded derivatives (3)	82	(29)	-	-	-	53
Indexed annuity ceded embedded
derivatives (3)	550	32	-	(55)	(527)	-
LPR ceded derivative (4)	-	(24)	-	-	318	294
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,285)	-	-	-	(1,816)
Total, net	$8,547	$668	$(49)	$486	$1,003	$10,655

	For the Six Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$1	$(174)	$82	$88	$6,975
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(4)	-	-	86
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	2	257	(103)	424
Hybrid and redeemable
preferred securities	78	-	(2)	(4)	18	90
Trading securities	666	(4)	-	(20)	31	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	868	(405)	267	(135)	-	595
Other assets: (3)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	3,021	-	-	-	3,081
Indexed annuity ceded embedded derivatives	927	189	-	(452)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	312	-	1	-	(2,272)
Other liabilities: (3)
GLB direct embedded derivatives	-	(3,086)	-	-	-	(3,086)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$87	$89	$(271)	$25	$7,267

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(3)Gains (losses) from the changes in fair value are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)Gains (losses) from the changes in fair value are included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$417	$(45)	$(6)	$(160)	$-	$206
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	168	-	-	(69)	-	99
Hybrid and redeemable
preferred securities	6	-	-	-	-	6
Trading securities	36	(5)	-	(95)	-	(64)
Equity securities	2	(1)	-	-	-	1
Mortgage loans on real estate	9	(66)	(4)	-	-	(61)
Total, net	$660	$(117)	$(15)	$(324)	$-	$204

	For the Three Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$191	$(105)	$(36)	$(41)	$(29)	$(20)
ABS	242	-	-	(6)	-	236
Hybrid and redeemable preferred
securities	-	(4)	-	-	-	(4)
Trading securities	1	-	-	(15)	-	(14)
Equity securities	1	(1)	-	-	-	-
Derivative investments	131	(94)	(55)	-	-	(18)
Other assets – indexed annuity ceded
embedded derivatives	8	-	-	(447)	-	(439)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(92)	-	-	31	-	(61)
Total, net	$482	$(204)	$(91)	$(478)	$(29)	$(320)

	For the Six Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$721	$(73)	$(21)	$(246)	$(17)	$364
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	368	-	-	(86)	-	282
Hybrid and redeemable
preferred securities	6	(20)	-	-	-	(14)
Trading securities	124	(9)	-	(113)	-	2
Equity securities	5	(9)	-	-	-	(4)
Mortgage loans on real estate	81	(101)	(4)	-	-	(24)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$1,396	$(336)	$(212)	$(345)	$(17)	$486

	For the Six Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$483	$(197)	$(34)	$(92)	$(78)	$82
ABS	278	-	-	(21)	-	257
Hybrid and redeemable
preferred securities	-	(4)	-	-	-	(4)
Trading securities	38	(25)	-	(33)	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	249	(218)	(166)	-	-	(135)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	(469)	-	(452)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(81)	-	-	82	-	1
Total, net	$985	$(445)	$(200)	$(533)	$(78)	$(271)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Trading securities (1)	$3	$-	$-	$-
Equity securities (1)	22	-	28	-
Mortgage loans on real estate (1)	4	-	8	-
Derivative investments (1)	-	(1,361)	-	(466)
Embedded derivatives –
Indexed annuity and IUL contracts (1)	-	303	-	242
Other assets:
GLB direct and ceded (1)	153	1,662	1,698	(3,205)
LPR ceded derivative (2)	26	-	(24)	-
Other liabilities – GLB direct and ceded (1)	(153)	(1,662)	(1,695)	3,205
Total, net	$55	$(1,058)	$15	$(224)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$65	$440	$(57)	$129
Foreign government bonds	-	1	(8)	(1)
ABS	3	8	(4)	5
Hybrid and redeemable
preferred securities	11	8	12	3
Mortgage loans on real estate	-	-	3	-
Total, net	$79	$457	$(54)	$136

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2021			June 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(1)	$(1)	$131	$(85)	$46
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	-	-	1	-	1
ABS	-	(162)	(162)	14	(28)	(14)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	-	(23)	(23)	10	(2)	8
Derivative investments	-	(2,658)	(2,658)	-	-	-
Other assets – indexed annuity ceded
embedded derivatives	-	(527)	(527)	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	4,170	4,170	-	-	-
Total, net	$-	$762	$762	$174	$(115)	$59

1
	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2021			June 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$11	$(39)	$(28)	$250	$(162)	$88
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	(1)	(1)	1	(10)	(9)
ABS	-	(220)	(220)	19	(122)	(103)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	12	(26)	(14)	33	(2)	31
Derivative investments	-	(2,658)	(2,658)	-	-	-
Other assets:
Indexed annuity ceded embedded
derivatives	-	(527)	(527)	-	-	-
LPR ceded derivative	318	-	318	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	4,170	4,170	-	-	-
Total, net	$341	$662	$1,003	$321	$(296)	$25

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included free-standing and embedded derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the valuation inputs and the overall valuation process.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,678	Discounted cash flow	Liquidity/duration adjustment (2)	0.4%	-	7.6%	1.5%
Foreign government
bonds	43	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	-	4.6%	3.5%
ABS	19	Discounted cash flow	Liquidity/duration adjustment (2)	2.5%	-	2.5%	2.5%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	-	1.8%	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.1%	5.7%
Other assets:
GLB direct and ceded
embedded derivatives	1,820	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.37%	0.90%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.52%

LPR ceded derivative	294	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.06%	-	1.37%	0.87%
			Mortality rate (7)			(9)	(10)

Liabilities
Other liabilities –
GLB ceded embedded
derivatives	(1,816)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.37%	0.90%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.52%

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

15. Segment Information

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Operating revenues:
Annuities	$1,136	$951	$2,233	$1,972
Retirement Plan Services	329	278	651	571
Life Insurance	1,911	1,541	3,730	3,264
Group Protection	1,246	1,199	2,500	2,423
Other Operations	38	44	73	79
Excluded realized gain (loss), pre-tax	(225)	(482)	(63)	(537)
Total revenues	$4,435	$3,531	$9,124	$7,772

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$320	$235	$618	$557
Retirement Plan Services	59	27	112	64
Life Insurance	252	(20)	295	169
Group Protection	46	39	20	78
Other Operations	(40)	(42)	(82)	(75)
Excluded realized gain (loss), after-tax	(178)	(381)	(50)	(424)
Benefit ratio unlocking, after-tax	3	-	13	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(3)	-	(7)
Net income (loss)	$462	$(145)	$926	$358

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three and six months ended June 30, 2021, compared with the corresponding periods in 2020 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

See “Part I – Item 1. Business” and Note 1 in our 2020 Form 10-K for a description of the business.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 15. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

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

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, increasing hospitalizations have begun to emerge in populations with lower vaccination rates due to COVID-19 variants. While states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition.

We continue to monitor vaccination rates and U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic in our Life Insurance and Group Protection segments. We expect more unfavorable impacts in our Group Protection segment given the generally lower vaccination rates for this segment’s insured population and therefore the risk of higher mortality trends or hospitalizations that could lead to morbidity headwinds.

Because the profitability of some of our business depends in part on interest rates, changes in interest rates may impact both our margins and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and has announced its intention to keep interest rates near zero in the near term. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this low interest rate environment. For risks related to sustained low interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” in our 2020 Form 10-K.

The economic environment has continued to improve from the early part of 2020 and economic restrictions have eased, but there could be ongoing weakness if there is a resurgence of COVID-19 cases that could cause renewed restrictions on economic activity. This could impact select corporate industries and parts of the commercial mortgage loan market, which could lead to increased credit defaults and/or negative ratings migrations within our broader investment portfolio. We continue to closely monitor developments relating to the COVID-19 pandemic.

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

DAC, VOBA, Deferred Sales Inducements (“DSI”) and Deferred Front-End Loads (“DFEL”)

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2020 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2020 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2021, we would have recorded favorable unlocking of approximately $440 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2020 Form 10-K and Note 14 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K and Note 5 herein.

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$320	$235	$618	$557
Retirement Plan Services	59	27	112	64
Life Insurance	252	(20)	295	169
Group Protection	46	39	20	78
Other Operations	(40)	(42)	(82)	(75)
Excluded realized gain (loss), after-tax	(178)	(381)	(50)	(424)
Benefit ratio unlocking, after-tax	3	-	13	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(3)	-	(7)
Net income (loss)	$462	$(145)	$926	$358

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Net income increased due primarily to the following:

•Investment income on alternative investments in 2021 as compared to losses in 2020, and higher prepayment and bond make-whole premiums.

•Improvement in realized gain (loss).

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Higher expenses associated with amortization, incentive compensation, trail commissions and strategic digitization investments, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Additionally, when comparing the three months ended June 30, 2021 to 2020, the increase in net income was also due to lower benefits in our Life Insurance and Group Protection segments driven by improvement in COVID-19-related mortality. When comparing the six months ended June 30, 2021 to 2020, the increase in net income was also partially offset by higher benefits in our Life Insurance and Group Protection segments driven by the COVID-19 pandemic. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$27	$22	$59	$75
Fee income	625	524	1,224	1,064
Net investment income	328	251	636	559
Operating realized gain (loss) (2)	53	49	103	104
Amortization of deferred gain on
business sold through reinsurance	6	8	12	16
Other revenues (3)	97	97	199	154
Total operating revenues	1,136	951	2,233	1,972
Operating Expenses
Interest credited	199	192	398	382
Benefits (1)	55	44	115	133
Commissions and other expenses	505	445	984	809
Total operating expenses	759	681	1,497	1,324
Income (loss) from operations before taxes	377	270	736	648
Federal income tax expense (benefit)	57	35	118	91
Income (loss) from operations	$320	$235	$618	$557

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

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account values.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio, higher average gross fixed account values and prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by higher commissions and other expenses due to trail commissions resulting from higher average account values and incentive compensation as a result of production performance, partially offset by expense management.

Additionally, when comparing the six months ended June 30, 2021 to 2020, the increase in income from operations was also partially offset by higher commissions and other expenses due to amortization expense.

Additional Information

Strategic actions to re-price certain products in 2020 to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows during the first half of 2021. We expect the trend of negative net flows to persist in the third quarter of 2021.  For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three and six months ended June 30, 2021, and 7% for the corresponding periods in 2020.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums and fee income (1)	$72	$56	$142	$116
Net investment income	248	216	493	442
Other revenues (2)	9	6	16	13
Total operating revenues	329	278	651	571
Operating Expenses
Interest credited	155	153	309	303
Benefits	1	1	1	1
Commissions and other expenses	103	94	205	196
Total operating expenses	259	248	515	500
Income (loss) from operations before taxes	70	30	136	71
Federal income tax expense (benefit)	11	3	24	7
Income (loss) from operations	$59	$27	$112	$64

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

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

The increase in income from operations was partially offset by higher commissions and other expenses driven by incentive compensation as a result of production performance and trail commissions resulting from higher average account values, partially offset by expense management.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three and six months ended June 30, 2021, compared to 19% and 15%, respectively, for the corresponding periods in 2020.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 21% as of June 30, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$193	$178	$372	$349
Fee income	903	819	1,758	1,697
Net investment income	810	543	1,585	1,210
Operating realized gain (loss) (2)	-	-	(1)	(2)
Amortization of deferred gain (loss) on
business sold through reinsurance	1	1	3	2
Other revenues	4	-	13	8
Total operating revenues	1,911	1,541	3,730	3,264
Operating Expenses
Interest credited	367	369	731	735
Benefits	901	962	2,051	1,809
Commissions and other expenses	329	241	586	518
Total operating expenses	1,597	1,572	3,368	3,062
Income (loss) from operations before taxes	314	(31)	362	202
Federal income tax expense (benefit)	62	(11)	67	33
Income (loss) from operations	$252	$(20)	$295	$169

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments.

•Higher fee income driven by higher DFEL amortization as a result of higher actual gross profits and growth in business in force.

The increase in income from operations was partially offset by higher commissions and other expenses due to amortization expense as a result of higher actual gross profits and incentive compensation as a result of production performance, partially offset by expense management.

In addition, we had lower quarterly benefits driven by improvement in COVID-19-related mortality in part due to vaccine administration, while we experienced higher benefits on a year-to-date basis due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the first half of 2021, as compared to the corresponding period of 2020. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums	$1,107	$1,086	$2,226	$2,179
Net investment income	94	69	185	150
Other revenues (1)	45	44	89	94
Total operating revenues	1,246	1,199	2,500	2,423
Operating Expenses
Interest credited	1	1	3	3
Benefits	877	843	1,847	1,706
Commissions and other expenses	310	306	624	615
Total operating expenses	1,188	1,150	2,474	2,324
Income (loss) from operations before taxes	58	49	26	99
Federal income tax expense (benefit)	12	10	6	21
Income (loss) from operations	$46	$39	$20	$78

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

•Higher insurance premiums due to favorable persistency and growth in the business.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by lower utilization in our dental business in 2020, partially offset by favorable experience in our life business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance.

Comparison of the Six Months Ended June 30, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life business and lower utilization in our dental business in 2020. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency and growth in the business.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

Our total loss ratio for the three and six months ended June 30, 2021, was 79.3% and 83.1%, respectively, compared to 77.8% and 78.1% for the corresponding periods in 2020, respectively. The total loss ratio for the three months ended June 30, 2021, increased due primarily to lower utilization in our dental business in 2020 due to COVID-19 pandemic office closures, partially offset by improvement in COVID-19-related mortality in our life business in part due to vaccine administration. For the six months ended June 30, 2021, the total loss ratio increased due primarily to unfavorable mortality in our life business primarily as a result of the impacts of the COVID-19 pandemic and lower utilization in our dental business in 2020 as discussed above. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction” above.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2020 Form 10-K. For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2020 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$1	$-	$1	$-
Net investment income	30	32	58	69
Other revenues	7	12	14	10
Total operating revenues	38	44	73	79
Operating Expenses
Interest credited	10	11	22	23
Benefits	18	20	33	38
Other expenses	14	24	33	18
Interest and debt expense	28	33	57	67
Strategic digitization expense	21	14	35	26
Total operating expenses	91	102	180	172
Income (loss) from operations before taxes	(53)	(58)	(107)	(93)
Federal income tax expense (benefit)	(13)	(16)	(25)	(18)
Income (loss) from operations	$(40)	$(42)	$(82)	$(75)

Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2021 to 2020

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses attributable to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased slightly during the second quarter of 2021, compared to a significant increase during the second quarter of 2020.

•Lower interest and debt expense driven by a decline in average interest rates.

The decrease in loss from operations was partially offset by the following:

•Higher strategic digitization expense as part of our strategic digitization initiative.

•Lower other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the second quarter of 2021, compared to a more significant increase during the second quarter of 2020.

Comparison of the Six Months Ended June 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased significantly during the six months ended June 30, 2021, compared to a significant decrease during the six months ended June 30, 2020.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

•Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by the following:

•Lower interest and debt expense driven by a decline in average interest rates.

•Favorable income tax benefits driven by favorable market impacts on tax preferred investment income and lower excess tax benefits associated with stock-based compensation.

•Lower benefits attributable to favorable experience in our institutional pension and run-off disability income businesses.

•Higher other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the six months ended June 30, 2021, compared to a less significant increase during the six months ended June 30, 2020.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$53	$49	$102	$102
Total excluded realized gain (loss)	(225)	(482)	(63)	(537)
Total realized gain (loss), pre-tax	$(172)	$(433)	$39	$(435)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$16	$(109)	$41	$(175)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	(105)	(185)	69	(40)
GLB fees ceded to LNBAR and attributed fees	(97)	(86)	(183)	(177)
Indexed annuity forward-starting option	8	(1)	23	(32)
Excluded realized gain (loss), after-tax	$(178)	$(381)	$(50)	$(424)

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

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

We had lower realized losses due primarily to the following:

•Credit loss benefit in 2021 as compared to credit loss expense in 2020 related to certain financial assets.

•Lower realized losses on the mark-to-market on certain instruments driven by the favorable changes in fair value of embedded derivatives related to certain Modco arrangements.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2020 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 13.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2020 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(160) million and $(327) million for the six months ended June 30, 2021 and 2020, respectively. In addition, during the first quarter of 2021, we received a capital contribution from LNC in the amount of $65 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2020 Form 10-K, we employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2020 Form 10-K as updated by Note 10 herein. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 4 in our 2020 Form 10-K.  We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and Lincoln Life & Annuity Company of New York (“LLANY”).

Financing Activities

For information about our short-term and long-term debt, see Note 13 in our 2020 Form 10-K. For information about our credit facilities, see Note 13 in our 2020 Form 10-K as updated by Note 10 herein.

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

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2021, we had a net outstanding receivable (payable) of $3.3 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.5 billion. As of June 30, 2021, LNL had outstanding borrowings of $3.6 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2021, we had securities pledged under securities lending agreements with a carrying value of $228 million. In addition, LNL, our insurance subsidiaries and LNBAR had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2021. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2021, we were in a net collateral payable position of $4.3 billion compared to $2.8 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 10 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K. See also “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Introduction” above.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling.

See Note 11 in “Part I – Item 1. Financial Statements” for further discussion regarding this and other reportable legal proceedings.

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

For the Quarter Ended June 30, 2021

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 9, 2021	By:	/s/ Christine A. Janofsky
Christine A. Janofsky
Senior Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)