Form 10-Q
period 2021-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2021-11-08
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to____________

Commission File Number: 000-55871

_________________

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

_________________

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 South Harrison Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

(260) 455-2000

(Registrant’s telephone number, including area code)

1300 South Clinton Street, Fort Wayne, Indiana, 46802

(Former name, former address and former ﬁscal year, if changed since last report)

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

As of November 8, 2021, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $106,752; 2020 - $103,021; allowance for credit losses: 2021 - $17; 2020 - $13)	$120,794	$121,111
Trading securities	4,135	4,442
Equity securities	239	127
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $792; 2020 - $832)	17,633	16,681
Policy loans	2,364	2,411
Derivative investments	4,828	3,109
Other investments	3,305	3,025
Total investments	153,298	150,906
Cash and invested cash	2,194	1,462
Deferred acquisition costs and value of business acquired	5,917	5,824
Premiums and fees receivable	583	484
Accrued investment income	1,251	1,217
Reinsurance recoverables, net of allowance for credit losses	18,207	18,752
Funds withheld reinsurance assets	526	530
Goodwill	1,778	1,778
Other assets	22,455	19,401
Separate account assets	175,667	167,965
Total assets	$381,876	$368,319

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$40,016	$40,146
Other contract holder funds	108,762	104,858
Short-term debt	483	497
Long-term debt	2,333	2,412
Reinsurance related embedded derivatives	692	540
Funds withheld reinsurance liabilities	7,862	7,179
Payables for collateral on investments	8,378	6,215
Other liabilities	14,129	13,466
Separate account liabilities	175,667	167,965
Total liabilities	358,322	343,278

Contingencies and Commitments (See Note 11)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,940	11,853
Retained earnings	4,670	4,167
Accumulated other comprehensive income (loss)	6,944	9,021
Total stockholder’s equity	23,554	25,041
Total liabilities and stockholder’s equity	$381,876	$368,319

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Insurance premiums	$1,341	$1,241	$3,999	$3,844
Fee income	1,927	1,799	5,051	4,676
Net investment income	1,511	1,404	4,468	3,834
Realized gain (loss)	(24)	(13)	16	(448)
Amortization of deferred gain on business sold through reinsurance	8	9	22	27
Other revenues	149	131	480	410
Total revenues	4,912	4,571	14,036	12,343
Expenses
Interest credited	744	737	2,206	2,184
Benefits	1,840	2,350	5,871	6,042
Commissions and other expenses	1,839	1,899	4,272	4,065
Interest and debt expense	29	29	86	96
Strategic digitization expense	22	14	57	39
Total expenses	4,474	5,029	12,492	12,426
Income (loss) before taxes	438	(458)	1,544	(83)
Federal income tax expense (benefit)	66	(131)	246	(114)
Net income (loss)	372	(327)	1,298	31
Other comprehensive income (loss), net of tax	(617)	360	(2,077)	2,339
Comprehensive income (loss)	$(245)	$33	$(779)	$2,370

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	$11,930	$11,799	$11,853	$11,312
Capital contribution from Lincoln National Corporation	-	-	65	475
Stock compensation/issued for benefit plans	10	10	22	22
Balance as of end-of-period	11,940	11,809	11,940	11,809

Retained Earnings
Balance as of beginning-of-period	4,598	4,188	4,167	4,437
Cumulative effect from adoption of new accounting standards	-	-	-	(201)
Net income (loss)	372	(327)	1,298	31
Dividends paid to Lincoln National Corporation	(300)	(80)	(795)	(486)
Balance as of end-of-period	4,670	3,781	4,670	3,781

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,561	7,815	9,021	5,836
Other comprehensive income (loss), net of tax	(617)	360	(2,077)	2,339
Balance as of end-of-period	6,944	8,175	6,944	8,175
Total stockholder’s equity as of end-of-period	$23,554	$23,765	$23,554	$23,765

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,298	$31
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(16)	448
Trading securities purchases, sales and maturities, net	219	24
Amortization of deferred gain on business sold through reinsurance	(22)	(27)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	325	355
Premiums and fees receivable	(99)	(33)
Accrued investment income	(44)	(157)
Insurance liabilities and reinsurance-related balances	(300)	634
Accrued expenses	200	(188)
Federal income tax accruals	234	(236)
Cash management agreement	(1,367)	(1,694)
Other	(226)	50
Net cash provided by (used in) operating activities	202	(793)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,756)	(12,107)
Sales of available-for-sale securities and equity securities	1,441	1,354
Maturities of available-for-sale securities	6,897	3,581
Purchases of alternative investments	(504)	(265)
Sales and repayments of alternative investments	258	116
Issuance of mortgage loans on real estate	(2,191)	(1,221)
Repayment and maturities of mortgage loans on real estate	1,267	835
Issuance (repayment) of policy loans, net	47	(51)
Net change in collateral on investments, derivatives and related settlements	2,132	2,207
Other	(181)	(113)
Net cash provided by (used in) investing activities	(2,590)	(5,664)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	475
Payment of long-term debt, including current maturities	(60)	(30)
Issuance of long-term debt, net of issuance costs	-	30
Issuance (payment) of short-term debt	(14)	(142)
Proceeds from certain financing arrangements	50	69
Deposits of fixed account values, including the fixed portion of variable	9,136	10,544
Withdrawals of fixed account values, including the fixed portion of variable	(4,935)	(4,590)
Transfers to and from separate accounts, net	(252)	427
Common stock issued for benefit plans	(12)	(8)
Dividends paid to Lincoln National Corporation	(795)	(486)
Other	(63)	-
Net cash provided by (used in) financing activities	3,120	6,289

Net increase (decrease) in cash, invested cash and restricted cash	732	(168)
Cash, invested cash and restricted cash as of beginning-of-year	1,462	1,879
Cash, invested cash and restricted cash as of end-of-period	$2,194	$1,711

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of two insurance company subsidiaries, Lincoln Life & Annuity Company of New York (“LLANY”) and Lincoln Life Assurance Company of Boston (“LLACB”). Effective October 1, 2021, LLACB was merged into LNL. We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 15 for additional information.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.7 billion and $2.1 billion as of September 30, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $5 million and $7 million as of September 30, 2021, and December 31, 2020, respectively. We received affordable housing tax credits of less than $1 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $1 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively. These returns were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,020	$12,418	$297	$16	$100,125
U.S. government bonds	357	55	2	-	410
State and municipal bonds	5,324	1,334	10	-	6,648
Foreign government bonds	446	63	7	-	502
RMBS	2,481	232	3	1	2,709
CMBS	1,519	76	10	-	1,585
ABS	8,180	147	31	-	8,296
Hybrid and redeemable preferred securities	425	106	12	-	519
Total fixed maturity AFS securities	$106,752	$14,431	$372	$17	$120,794

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$85,625	$15,947	$136	$12	$101,424
U.S. government bonds	369	81	1	-	449
State and municipal bonds	5,145	1,517	-	-	6,662
Foreign government bonds	380	86	1	-	465
RMBS	2,551	289	1	1	2,838
CMBS	1,380	115	-	-	1,495
ABS	7,035	158	15	-	7,178
Hybrid and redeemable preferred securities	536	94	30	-	600
Total fixed maturity AFS securities	$103,021	$18,287	$184	$13	$121,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,997	$3,023
Due after one year through five years	15,494	16,372
Due after five years through ten years	19,680	21,388
Due after ten years	56,401	67,421
Subtotal	94,572	108,204
Structured securities (RMBS, CMBS, ABS)	12,180	12,590
Total fixed maturity AFS securities	$106,752	$120,794

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,487	$213	$1,115	$84	$9,602	$297
U.S. government bonds	29	1	3	1	32	2
State and municipal bonds	455	9	12	1	467	10
Foreign government bonds	148	5	28	2	176	7
RMBS	205	2	17	1	222	3
CMBS	360	9	12	1	372	10
ABS	3,661	29	107	2	3,768	31
Hybrid and redeemable
preferred securities	33	1	115	11	148	12
Total fixed maturity AFS securities	$13,378	$269	$1,409	$103	$14,787	$372

Total number of fixed maturity AFS securities in an unrealized loss position						1,737

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$2,785	$85	$588	$51	$3,373	$136
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	43	1	6	-	49	1
ABS	1,527	9	355	6	1,882	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,552	$110	$1,045	$74	$5,597	$184

Total number of fixed maturity AFS securities in an unrealized loss position						782

(1)As of September 30, 2021, and December 31, 2020, we recognized $8 million and $1 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$9	$2	4
Six months or greater, but less than nine months	17	5	1
Twelve months or greater	60	9	25
Total	$86	$16	30

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	22	6	13
Twelve months or greater	30	11	20
Total	$117	$41	51

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $188 million for the nine months ended September 30, 2021. As discussed further below, we believe the unrealized loss position as of September 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.8 billion, respectively, and a fair value of $3.8 billion and $4.0 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security

As of September 30, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$8	$1	$-	$9
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Additions from purchases of PCD debt securities (1)	-	-	-	-
Balance as of end-of-period (2)	$16	$1	$-	$17

	For the Nine
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$12	$1	$-	$13
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$16	$1	$-	$17

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

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of September 30, 2021 and 2020, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,013	$691	$17,704	$16,162	$610	$16,772
30 to 59 days past due	-	15	15	4	28	32
60 to 89 days past due	-	3	3	-	8	8
90 or more days past due	-	33	33	-	69	69
Allowance for credit losses	(114)	(16)	(130)	(186)	(17)	(203)
Unamortized premium (discount)	(12)	23	11	(14)	22	8
Mark-to-market gains (losses) (1)	(3)	-	(3)	(5)	-	(5)
Total carrying value	$16,884	$749	$17,633	$15,961	$720	$16,681

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% and 24% of commercial mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively, and Texas, which accounted for 9% and 10% of commercial mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 23% and 32% of residential mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively, and Florida, which accounted for 16% and 18% of residential mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively.

As of September 30, 2021, and December 31, 2020, we had 65 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were six specifically identified impaired loans with an aggregate carrying value of $1 million as of September 30, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 54 specifically identified impaired loans with an aggregate carrying value of $25 million as of September 30, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average aggregate carrying value for impaired
mortgage loans on real estate	$31	$31	$33	$17
Interest income recognized on impaired
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired
mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	34	-	71
Total	$-	$34	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$1,654	3.07	$127	1.76	$-	-	$1,781
2020	1,355	3.02	144	1.67	-	-	1,499
2019	2,966	2.18	293	1.62	-	-	3,259
2018	2,296	2.15	174	1.58	15	1.02	2,485
2017	1,710	2.32	150	1.74	27	0.96	1,887
2016 and prior	5,859	2.40	195	1.77	36	0.78	6,090
Total	$15,840		$1,083		$78		$17,001

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,495	2.85	$32	1.52	$-	-	$1,527
2019	3,098	2.24	258	1.78	2	1.74	3,358
2018	2,379	2.16	182	1.49	15	0.71	2,576
2017	1,779	2.34	169	1.73	-	-	1,948
2016	1,711	2.37	174	1.56	22	1.58	1,907
2015 and prior	4,695	2.38	133	1.95	8	1.02	4,836
Total	$15,157		$948		$47		$16,152

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$241	$1	$242
2020	149	3	152
2019	220	26	246
2018	121	4	125
2017	-	-	-
2016 and prior	-	-	-
Total	$731	$34	$765

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$155	$14	$169
Additions (reductions) from provision for credit loss expense (1)	(41)	2	(39)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$114	$16	$130

	For the Nine
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(72)	(1)	(73)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$114	$16	$130

	For the Three
	Months Ended
	September 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$234	$37	$271
Additions (reductions) from provision for credit loss expense (3)	(63)	(7)	(70)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$171	$30	$201

	For the Nine
	Months Ended
	September 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$-	$2	$2
Impact of new accounting standard	61	26	87
Additions (reductions) from provision for credit loss expense (3)	110	2	112
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$171	$30	$201

(1)Due to improving economic projections, the provision for credit loss expense decreased by $39 million and $73 million for the three and nine months ended September 30, 2021, respectively. We recognized $1 million and $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three and nine months ended September 30, 2021, respectively.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of September 30, 2021 and 2020, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense decreased by $70 million for the three months ended September 30, 2020, and increased by $112 million for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we recognized no credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate. For the nine months ended September 30, 2020, we recognized $1 million of credit loss beneﬁt (expense) related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of September 30, 2021, and December 31, 2020, alternative investments included investments in 297 and 270 different partnerships, respectively, and represented approximately 2% and 1%, respectively, of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(2)	$(9)	$(21)
RMBS	-	-	-	(1)
ABS	-	1	-	-
Gross credit loss benefit (expense)	(8)	(1)	(9)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	1
Net credit loss benefit (expense)	$(8)	$(1)	$(9)	$(21)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,948	$4,948	$2,970	$2,970
Securities pledged under securities lending agreements (2)	300	290	115	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	4,911	3,130	5,049
Total payables for collateral on investments	$8,378	$10,149	$6,215	$8,131

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Collateral payable for derivative investments	$1,978	$1,789
Securities pledged under securities lending agreements	185	17
Investments pledged for FHLBI	-	(450)
Total increase (decrease) in payables for collateral on investments	$2,163	$1,356

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	299	-	-	-	299
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$300	$-	$-	$-	$300

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$115	$-	$-	$-	$115

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $23 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of September 30, 2021.

Investment Commitments

As of September 30, 2021, our investment commitments were $2.7 billion, which included $1.7 billion of LPs, $653 million of private placement securities and $346 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. As of December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation and by White Chapel LLC with a fair value of $1.2 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $21.9 billion and $21.7 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $19.0 billion and $19.2 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,516	$53	$34	$964	$87	$11
Foreign currency contracts (1)	3,745	259	54	3,089	147	151
Total cash flow hedges	5,261	312	88	4,053	234	162
Fair value hedges:
Interest rate contracts (1)	528	-	212	530	-	271
Non-Qualifying Hedges
Interest rate contracts (1)	78,941	1,211	190	135,434	1,587	159
Foreign currency contracts (1)	369	6	1	304	1	8
Equity market contracts (1)	92,835	5,217	1,651	74,300	3,486	1,952
Credit contracts (1)	32	-	-	51	-	-
LPR ceded derivative (2)	-	293	-	-	-	-
Embedded derivatives:
GLB direct (3)	-	1,698	-	-	450	-
GLB ceded (3)	-	55	1,749	-	82	531
Reinsurance related (4)	-	-	692	-	-	540
Indexed annuity and IUL contracts (3) (5)	-	495	4,804	-	550	3,594
Total derivative instruments	$177,966	$9,287	$9,387	$214,672	$6,390	$7,217

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2021
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,508	$49,605	$16,004	$12,868	$-	$80,985
Foreign currency contracts (2)	195	563	1,582	1,732	42	4,114
Equity market contracts	59,199	16,253	7,023	1,623	8,737	92,835
Credit contracts	-	32	-	-	-	32
Total derivative instruments
with notional amounts	$61,902	$66,453	$24,609	$16,223	$8,779	$177,966

(1)As of September 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 22, 2023.

(2)As of September 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$762	$824	$212	$271

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(58)	75
Foreign currency contracts	113	213
Change in foreign currency exchange rate adjustment	129	(16)
Change in DAC, VOBA, DSI and DFEL	-	(70)
Income tax benefit (expense)	(40)	(43)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Foreign currency contracts (1)	34	46
Foreign currency contracts (2)	(2)	6
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(14)
Income tax benefit (expense)	(7)	(8)
Balance as of end-of-period	$160	$308

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2021			2020
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(24)	$1,511	$1,840	$(13)	$1,404	$2,350

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(10)	-	-	(21)	-
Derivatives designated as
hedging instruments	-	10	-	-	21	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	13	-	(2)	24	-

Non-Qualifying Hedges
Interest rate contracts	(149)	-	-	(374)	-	-
Equity market contracts	387	-	-	949	-	-
Credit contracts	-	-	-	1	-	-
LPR ceded derivative	-	-	1	-	-	-
Embedded derivatives:
GLB	-	-	-	4	-	-
Reinsurance related	37	-	-	(127)	-	-
Indexed annuity and IUL
contracts	33	-	-	(105)	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2021			2020
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$16	$4,468	$5,871	$(448)	$3,834	$6,042
Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(59)	-	-	100	-
Derivatives designated as						-
hedging instruments	-	59	-	-	(100)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	2	-	-	2	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	34	-	6	46	-

Non-Qualifying Hedges
Interest rate contracts	(876)	-	-	1,795	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	2,342	-	-	565	-	-
Credit contracts	-	-	-	(4)	-	-
LPR ceded derivative	-	-	77	-	-	-
Embedded derivatives:
GLB	3	-	-	(1)	-	-
Reinsurance related	166	-	-	(141)	-	-
Indexed annuity and IUL
contracts	(1,296)	-	-	396	-	-

As of September 30, 2021, $78 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2021, we did not have any exposure related to CDSs for which we are the seller.

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$1,940	$-	$1,232	$(7)
A+	2,527	(40)	1,112	(175)
A	60	-	53	-
A-	421	-	572	-
	$4,948	$(40)	$2,969	$(182)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,393	$2,248	$9,641
Gross amounts offset	(1,914)	-	(1,914)
Net amount of assets (1)	5,479	2,248	7,727
Gross amounts not offset:
Cash collateral	(4,948)	-	(4,948)
Non-cash collateral	(224)	-	(224)
Net amount	$307	$2,248	$2,555

Financial Liabilities
Gross amount of recognized liabilities	$663	$7,245	$7,908
Gross amounts offset	(3)	-	(3)
Net amount of liabilities	660	7,245	7,905
Gross amounts not offset:
Cash collateral	(40)	-	(40)
Non-cash collateral	-	-	-
Net amount	$620	$7,245	$7,865

(1)Includes deferred premiums of $651 million reported in other assets on our Consolidated Balance Sheets.

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,969)	-	(2,969)
Non-cash collateral	(56)	-	(56)
Net amount	$84	$1,082	$1,166

Financial Liabilities
Gross amount of recognized liabilities	$902	$4,665	$5,567
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	572	4,665	5,237
Gross amounts not offset:
Cash collateral	(182)	-	(182)
Non-cash collateral	-	-	-
Net amount	$390	$4,665	$5,055

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 15% and 16% for the three and nine months ended September 30, 2021, respectively, compared to 29% and 137%, respectively, for the corresponding periods in 2020. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and nine months ended September 30, 2021, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% due primarily to the effects of the preferential tax items.

For the three and nine months ended September 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of September 30, 2021, our allowance for credit losses for reinsurance-related assets was $196 million. There have been no material changes to the allowance for credit losses for the nine months ended September 30, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $5.1 billion and $5.8 billion as of September 30, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,114	$1,531
Trading securities	3,096	3,357
Equity securities	27	17
Mortgage loans on real estate	792	832
Derivative investments	86	103
Other investments	251	167
Cash and invested cash	207	92
Accrued investment income	36	42
Other assets	25	3
Total	$5,634	$6,144

In addition, the portfolio was supported by $166 million of over-collateralization and a $152 million letter of credit as of September 30, 2021.

Reinsurance Transaction

Our previously announced reinsurance transaction with Security Life of Denver Insurance Company, a subsidiary of Resolution Life, to reinsure liabilities under a block of in-force executive benefit and universal life policies in our Life Insurance business became effective as of October 1, 2021. The agreement is structured as coinsurance for the general account reserves and Modco for the separate account reserves. The $1.2 billion in proceeds from the transaction will predominantly be used by LNC to fund incremental share repurchases that we expect to be completed by the end of the first quarter of 2022, with the remainder to be used for general corporate purposes, primarily paying down debt.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$114,058	$109,856
Net amount at risk (2)	96	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$98	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	79 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$28,067	$27,650
Net amount at risk (2)	511	390
Average attained age of contract holders	73 years	72 years

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

	For the Nine
	Months Ended
	September 30,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	31	46
Benefits paid	(16)	(21)
Balance as of end-of-period	$136	$142

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Asset Type
Domestic equity	$73,503	$70,362
International equity	21,041	20,855
Fixed income	44,627	43,521
Total	$139,171	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of September 30, 2021, and December 31, 2020. UL and VUL products with secondary guarantees represented 17% and 15% of total life insurance sales for the three and nine months ended September 30, 2021, respectively, compared to 32% for the corresponding periods in 2020.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	2,999	2,615
Prior years:
Interest	112	116
All other incurred (1)	(284)	(157)
Total incurred	2,827	2,574
Paid related to:
Current year	(1,393)	(1,184)
Prior years	(1,222)	(1,118)
Total paid	(2,615)	(2,302)
Net balance as of end-of-period	5,995	5,672
Reinsurance recoverable	145	149
Balance as of end-of-period	$6,140	$5,821

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

Upon an event of default, the amended credit facility agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of September 30, 2021, LNC was in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. The parties requested the suspension of the current case-schedule, including trial date, and 45 days to prepare a final settlement agreement and motion for preliminary approval. On October 25, 2021, the presiding judge approved the parties’ request. The terms of the provisional settlement remain confidential.

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$8,993	$5,637
Cumulative effect from adoption of new accounting standard	-	40
Unrealized holding gains (losses) arising during the period	(4,049)	5,190
Change in foreign currency exchange rate adjustment	(123)	19
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,360	(2,392)
Income tax benefit (expense)	599	(603)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(5)	(46)
Associated amortization of DAC, VOBA, DSI and DFEL	(18)	48
Income tax benefit (expense)	5	-
Balance as of end-of-period	$6,798	$7,889
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$40
Cumulative effect from adoption of new accounting standard	-	(40)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$42	$181
Unrealized holding gains (losses) arising during the period	55	288
Change in foreign currency exchange rate adjustment	129	(16)
Change in DAC, VOBA, DSI and DFEL	-	(70)
Income tax benefit (expense)	(40)	(43)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	34	54
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(14)
Income tax benefit (expense)	(7)	(8)
Balance as of end-of-period	$160	$308
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(14)	$(22)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(14)	$(22)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$(5)	$(46)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(18)	48	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(23)	2	Income (loss) before taxes
Income tax benefit (expense)	5	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(18)	$2	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Foreign currency contracts	34	46	Net investment income
Foreign currency contracts	(2)	6	Realized gain (loss)
Total gross reclassifications	34	54
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(14)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	33	40	Income (loss) before taxes
Income tax benefit (expense)	(7)	(8)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$26	$32	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Gross gains	$1	$-	$15	$26
Gross losses	(3)	(6)	(20)	(72)
Credit loss benefit (expense) (1)	(8)	(1)	(9)	(21)
Realized gain (loss) on equity securities (2)	4	5	35	(9)
Credit loss benefit (expense) on mortgage loans on real estate	40	70	77	(111)
Credit loss benefit (expense) on reinsurance related assets	(2)	-	(6)	-
Other gain (loss) on investments	(1)	2	-	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(9)	(8)	(19)	34
Total realized gain (loss) related to certain financial assets	22	62	73	(160)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	23	(51)	111	(102)
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	(24)	47	16	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	19	(20)	9	(5)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(56)	(46)	(168)	(157)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(5)	(25)	(22)
Total realized gain (loss)	$(24)	$(13)	$16	$(448)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $4 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $37 million and $(8) million for the nine months ended September 30, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $2 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$120,794	$120,794	$121,111	$121,111
Trading securities	4,135	4,135	4,442	4,442
Equity securities	239	239	127	127
Mortgage loans on real estate	17,633	18,511	16,681	18,129
Derivative investments (1)	4,828	4,828	3,109	3,109
Other investments	3,295	3,295	3,015	3,015
Cash and invested cash	2,194	2,194	1,462	1,462
Other assets:
GLB direct embedded derivatives	1,698	1,698	450	450
GLB ceded embedded derivatives	55	55	82	82
Indexed annuity ceded embedded derivatives	495	495	550	550
LPR ceded derivative	293	293	-	-
Separate account assets	175,667	175,667	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,804)	(4,804)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,813)	(1,813)	(1,854)	(1,854)
Account values of certain investment contracts	(40,557)	(46,384)	(40,917)	(49,709)
Short-term debt	(483)	(483)	(497)	(497)
Long-term debt	(2,333)	(2,699)	(2,412)	(2,834)
Reinsurance related embedded derivatives	(692)	(692)	(540)	(540)
Other liabilities:
Derivative liabilities (1)	(224)	(224)	(353)	(353)
GLB ceded embedded derivatives	(1,749)	(1,749)	(531)	(531)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 2 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments, approximates fair value. Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services. We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source during 2020, mortgage loans electing the fair value option were categorized as Level 3 as of September 30, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Fair value	$792	$832
Aggregate contractual principal	795	839

As of September 30, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

Short-Term Investments

Short-term investments consist of securities with original maturities of one year or less, but greater than three months, and are included in other investments on our Consolidated Balance Sheets. Securities included in short-term investments are carried at fair value, with valuation methods and inputs consistent with those applied to fixed maturity AFS securities.

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$91,713	$8,412	$100,125
U.S. government bonds	405	5	-	410
State and municipal bonds	-	6,648	-	6,648
Foreign government bonds	-	396	106	502
RMBS	-	2,708	1	2,709
CMBS	-	1,584	1	1,585
ABS	-	7,562	734	8,296
Hybrid and redeemable preferred securities	53	388	78	519
Trading securities	32	3,503	600	4,135
Equity securities	10	145	84	239
Mortgage loans on real estate	-	-	792	792
Derivative investments (1)	-	6,577	169	6,746
Other investments – short-term investments	-	76	-	76
Cash and invested cash	-	2,194	-	2,194
Other assets:
GLB direct embedded derivatives	-	-	1,698	1,698
GLB ceded embedded derivatives	-	-	55	55
Indexed annuity ceded embedded derivatives	-	-	495	495
LPR ceded derivative	-	-	293	293
Separate account assets	561	175,098	-	175,659
Total assets	$1,061	$298,597	$13,518	$313,176

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,804)	$(4,804)
Reinsurance related embedded derivatives	-	(692)	-	(692)
Other liabilities:
Derivative liabilities (1)	-	(1,974)	(168)	(2,142)
GLB ceded embedded derivatives	-	-	(1,749)	(1,749)
Total liabilities	$-	$(2,666)	$(6,721)	$(9,387)

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

	For the Three Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,047	$1	$(87)	$476	$(25)	$8,412
Foreign government bonds	43	-	(3)	66	-	106
RMBS	1	-	-	-	-	1
CMBS	9	-	-	-	(8)	1
ABS	629	-	(1)	144	(38)	734
Hybrid and redeemable preferred
securities	100	-	5	(27)	-	78
Trading securities	630	3	-	(33)	-	600
Equity securities	79	5	-	-	-	84
Mortgage loans on real estate	818	4	3	(33)	-	792
Derivative investments	1	-	-	-	-	1
Other assets:
GLB direct embedded derivatives (3)	1,767	(69)	-	-	-	1,698
GLB ceded embedded derivatives (3)	53	2	-	-	-	55
Indexed annuity ceded embedded
derivatives (3)	-	(14)	-	(6)	515	495
LPR ceded derivative (4)	294	(1)	-	-	-	293
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	-	47	-	86	(4,937)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(1,816)	67	-	-	-	(1,749)
Total, net	$10,655	$45	$(83)	$673	$(4,493)	$6,797

	For the Three Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,975	$(7)	$191	$64	$(16)	$7,207
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	86	-	-	(20)	-	66
RMBS	2	-	-	-	-	2
CMBS	1	-	-	-	-	1
ABS	424	-	3	60	(74)	413
Hybrid and redeemable preferred
securities	90	-	1	13	-	104
Trading securities	673	2	-	(119)	(21)	535
Equity securities	29	2	-	18	-	49
Derivative investments	595	958	-	(189)	(216)	1,148
Other assets: (3)
GLB ceded embedded derivatives	3,081	(1,976)	-	-	-	1,105
Indexed annuity ceded embedded derivatives	664	295	-	(423)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,272)	(400)	-	(16)	-	(2,688)
Other liabilities – GLB direct embedded
derivatives (3)	(3,086)	1,980	-	-	-	(1,106)
Total, net	$7,267	$854	$195	$(612)	$(332)	$7,372

	For the Nine Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$3	$(139)	$840	$(53)	$8,412
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(37)	106
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	8	(8)	1
ABS	570	1	(5)	426	(258)	734
Hybrid and redeemable preferred
securities	103	-	16	(41)	-	78
Trading securities	643	2	-	(31)	(14)	600
Equity securities	57	31	-	(4)	-	84
Mortgage loans on real estate	832	10	7	(57)	-	792
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	450	1,248	-	-	-	1,698
GLB ceded embedded derivatives (3)	82	(27)	-	-	-	55
Indexed annuity ceded embedded
derivatives (3)	550	17	-	(60)	(12)	495
LPR ceded derivative (4)	-	(25)	-	-	318	293
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(579)	-	136	(767)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,218)	-	-	-	(1,749)
Total, net	$8,547	$712	$(132)	$1,160	$(3,490)	$6,797

	For the Nine Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$(6)	$17	$146	$72	$7,207
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	90	-	(4)	(20)	-	66
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	5	317	(177)	413
Hybrid and redeemable preferred
securities	78	-	(1)	9	18	104
Trading securities	666	(2)	-	(139)	10	535
Equity securities	30	1	-	18	-	49
Derivative investments	868	555	267	(326)	(216)	1,148
Other assets: (3)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	1,045	-	-	-	1,105
Indexed annuity ceded embedded derivatives	927	484	-	(875)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(88)	-	(15)	-	(2,688)
Other liabilities: (3)
GLB direct embedded derivatives	-	(1,106)	-	-	-	(1,106)
GLB ceded embedded derivatives	(510)	510	-	-	-	-
Total, net	$7,337	$943	$284	$(885)	$(307)	$7,372

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$635	$(17)	$(82)	$(60)	$-	$476
Foreign government bonds	66	-	-	-	-	66
ABS	195	-	-	(51)	-	144
Hybrid and redeemable preferred
securities	3	-	-	-	(30)	(27)
Trading securities	3	(15)	-	(21)	-	(33)
Mortgage loans on real estate	8	-	(22)	(19)	-	(33)
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(25)	-	(6)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(47)	-	-	133	-	86
Total, net	$882	$(32)	$(104)	$(43)	$(30)	$673

	For the Three Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$182	$(53)	$(3)	$(17)	$(45)	$64
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	74	-	-	(14)	-	60
Hybrid and redeemable preferred
securities	13	-	-	-	-	13
Trading securities	15	-	(20)	(114)	-	(119)
Equity securities	18	-	-	-	-	18
Derivative investments	126	(177)	(138)	-	-	(189)
Other assets – indexed annuity ceded
embedded derivatives	4	-	-	(427)	-	(423)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(88)	-	-	72	-	(16)
Total, net	$344	$(230)	$(181)	$(500)	$(45)	$(612)

	For the Nine Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,356	$(90)	$(103)	$(306)	$(17)	$840
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
CMBS	8	-	-	-	-	8
ABS	563	-	-	(137)	-	426
Hybrid and redeemable preferred
securities	9	(20)	-	-	(30)	(41)
Trading securities	127	(24)	-	(134)	-	(31)
Equity securities	5	(9)	-	-	-	(4)
Mortgage loans on real estate	89	(101)	(26)	(19)	-	(57)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	22	-	-	(82)	-	(60)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(155)	-	-	291	-	136
Total, net	$2,278	$(368)	$(316)	$(387)	$(47)	$1,160

	For the Nine Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$665	$(250)	$(37)	$(109)	$(123)	$146
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	352	-	-	(35)	-	317
Hybrid and redeemable preferred
securities	13	(4)	-	-	-	9
Trading securities	53	(25)	(20)	(147)	-	(139)
Equity securities	19	(1)	-	-	-	18
Derivative investments	374	(395)	(305)	-	-	(326)
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(896)	-	(875)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(170)	-	-	155	-	(15)
Total, net	$1,327	$(675)	$(382)	$(1,032)	$(123)	$(885)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Trading securities (1)	$3	$-	$3	$-
Equity securities (1)	5	-	33	-
Mortgage loans on real estate (1)	4	-	12	-
Derivative investments (1)	-	731	-	265
Other assets – LPR ceded derivative (2)	(1)	-	(25)	-
Embedded derivatives:
Indexed annuity and IUL contracts (1)	(36)	340	22	582
Other assets – GLB direct and ceded (1)	141	2,143	1,839	(1,062)
Other liabilities – GLB direct and ceded (1)	(141)	(2,143)	(1,836)	1,062
Total, net	$(25)	$1,071	$48	$847

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(82)	$139	$(139)	$(154)
Foreign government bonds	(3)	-	(11)	(2)
ABS	(1)	3	(5)	-
Hybrid and redeemable preferred
securities	5	1	18	(4)
Mortgage loans on real estate	3	-	5	-
Total, net	$(78)	$143	$(132)	$(160)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2021			September 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(25)	$(25)	$38	$(54)	$(16)
U.S. government bonds	-	-	-	-	(5)	(5)
CMBS	-	(8)	(8)	-	-	-
ABS	8	(46)	(38)	-	(74)	(74)
Trading securities	-	-	-	-	(21)	(21)
Derivative investments	-	-	-	-	(216)	(216)
Other assets – indexed annuity ceded
embedded derivatives	515	-	515	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	-	(4,937)	-	-	-
Total, net	$(4,414)	$(79)	$(4,493)	$38	$(370)	$(332)

1
	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2021			September 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$11	$(64)	$(53)	$288	$(216)	$72
U.S. government bonds	-	-	-	(5)	-	(5)
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	(1)	(1)	1	(10)	(9)
CMBS	-	(8)	(8)	-	-	-
ABS	8	(266)	(258)	18	(195)	(177)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	12	(26)	(14)	12	(2)	10
Derivative investments	-	(2,658)	(2,658)	-	(216)	(216)
Other assets:
Indexed annuity ceded embedded
derivatives	515	(527)	(12)	-	-	-
LPR ceded derivative	318	-	318	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	4,170	(767)	-	-	-
Total, net	$(4,073)	$583	$(3,490)	$332	$(639)	$(307)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. During the second and third quarters of 2021, transfers into and out of Level 3 included free-standing and embedded derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,594	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	-	6.8%	1.4%
Foreign government
bonds	106	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	-	8.8%	3.5%
ABS	19	Discounted cash flow	Liquidity/duration adjustment (2)	2.2%	-	2.2%	2.2%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.6%	6.1%
Other assets:
GLB direct and ceded
embedded derivatives	1,753	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.08%	-	1.37%	0.93%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.55%

Indexed annuity ceded
embedded derivatives	495	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)

LPR ceded derivative	293	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.08%	-	1.37%	0.9%
			Mortality rate (7)			(9)	(10)

Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(4,758)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(1,749)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.08%	-	1.37%	0.93%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.55%

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

•Indexed annuity contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

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

•Gains (losses) on modification or early extinguishment of debt;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Operating revenues:
Annuities	$1,158	$1,082	$3,389	$3,055
Retirement Plan Services	325	307	977	878
Life Insurance	2,225	2,032	5,956	5,297
Group Protection	1,243	1,184	3,742	3,607
Other Operations	36	37	109	115
Excluded realized gain (loss), pre-tax	(75)	(71)	(137)	(609)
Total revenues	$4,912	$4,571	$14,036	$12,343

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$375	$32	$993	$589
Retirement Plan Services	57	47	170	111
Life Insurance	153	(318)	448	(149)
Group Protection	(32)	6	(12)	85
Other Operations	(120)	(34)	(202)	(109)
Excluded realized gain (loss), after-tax	(59)	(56)	(108)	(480)
Benefit ratio unlocking, after-tax	(2)	-	9	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(4)	-	(12)
Net income (loss)	$372	$(327)	$1,298	$31

16. Subsequent Event

On October 19, 2021, LNL paid an extraordinary cash dividend in the amount of $900 million to LNC.

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s narrative analysis (“MNA”) of the results of operations for the three and nine months ended September 30, 2021, compared with the corresponding periods in 2020 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

•The adequacy and collectability of reinsurance that we have obtained;

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

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, hospitalization rates remain elevated in populations with lower vaccination rates due to COVID-19 variants. While states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition.

We continue to monitor vaccination rates and U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic in our Life Insurance and Group Protection segments. We expect elevated mortality in the fourth quarter of 2021 in our Life Insurance and Group Protection segments as a result of the impacts of the COVID-19 pandemic.

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

Spark Initiative

In the fourth quarter of 2021, LNC formally communicated its new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of its business from leveraging automation to simplifying and improving process efficiency. In addition, this program will target benefits beyond cost savings including improving the way we work by focusing on reskilling and upskilling our valuable employee base.

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

DAC, VOBA, Deferred Sales Inducements (“DSI”) and Deferred Front-End Loads (“DFEL”)

Unlocking

As stated in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2020 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2020 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2021	2020
Income (loss) from operations:
Annuities	$18	$(10)
Retirement Plan Services	-	(3)
Life Insurance	(51)	(426)
Excluded realized gain (loss)	(11)	21
Net income (loss)	$(44)	$(418)

Unlocking was driven primarily by the following:

2021

•For Annuities, favorable unlocking was driven by updates to expense and policyholder behavior assumptions, partially offset by unfavorable updates to interest rate assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to investment allocation assumptions.

•For excluded realized gain (loss), unfavorable unlocking was driven by updates to policyholder behavior assumptions, partially offset by favorable updates to other items.

2020

As part of our annual comprehensive review in the third quarter of 2021, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment and reducing our long-term new money investment yield assumption by 50 basis points, resulting in an ultimate long-term assumption of 3.0% for a 10-year U.S. Treasury. As a result of these updates, we recorded unfavorable after-tax unlocking of $351 million for Life Insurance, $46 million for Annuities and $7 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to expense assumptions and other items.

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

If we had unlocked our RTM assumption as of September 30, 2021, we would have recorded favorable unlocking of approximately $440 million, pre-tax, primarily within our Annuities segment.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$375	$32	$993	$589
Retirement Plan Services	57	47	170	111
Life Insurance	153	(318)	448	(149)
Group Protection	(32)	6	(12)	85
Other Operations	(120)	(34)	(202)	(109)
Excluded realized gain (loss), after-tax	(59)	(56)	(108)	(480)
Benefit ratio unlocking, after-tax	(2)	-	9	(4)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(4)	-	(12)
Net income (loss)	$372	$(327)	$1,298	$31

Comparison of the Three Months Ended September 30, 2021 to 2020

Net income increased due primarily to the following:

•The effect of unlocking.

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Unfavorable mortality in our Life Insurance segment.

•Higher legal expenses, trail commissions and incentive compensation, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Net income increased due primarily to the following:

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•Realized gains in 2021 compared to realized losses in 2020.

•The effect of unlocking.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Higher legal expenses, trail commissions, incentive compensation and strategic digitization investments, partially offset by continued focus on expense management.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$30	$17	$89	$92
Fee income	633	613	1,857	1,678
Net investment income	351	312	986	871
Operating realized gain (loss) (2)	49	57	152	160
Amortization of deferred gain on
business sold through reinsurance	7	8	19	24
Other revenues (3)	88	75	286	230
Total operating revenues	1,158	1,082	3,389	3,055
Operating Expenses
Interest credited	210	209	607	592
Benefits (1)	27	69	142	202
Commissions and other expenses	470	791	1,455	1,599
Total operating expenses	707	1,069	2,204	2,393
Income (loss) from operations before taxes	451	13	1,185	662
Federal income tax expense (benefit)	76	(19)	192	73
Income (loss) from operations	$375	$32	$993	$589

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

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses due to amortization expense and expense management, partially offset by trail commissions resulting from higher average account values and incentive compensation as a result of production performance.

•Lower benefits due to the effect of unlocking.

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums and investment income on alternative investments within our surplus portfolio.

•Higher fee income driven by higher average daily variable account values.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account values.

•Lower commissions and other expenses due to amortization expense and expense management, partially offset by trail commissions resulting from higher average account values and incentive compensation as a result of production performance.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio and prepayment and bond make-whole premiums.

•Lower benefits due to the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Strategic actions to re-price certain products in 2020 to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows for the nine months ended September 30, 2021. We expect the trend of negative net flows to persist in the fourth quarter of 2021.  For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three and nine months ended September 30, 2021, and 7% for the corresponding periods in 2020.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums and fee income (1)	$73	$63	$214	$179
Net investment income	243	238	736	680
Other revenues (2)	9	6	27	19
Total operating revenues	325	307	977	878
Operating Expenses
Interest credited	153	155	462	458
Benefits	1	-	2	1
Commissions and other expenses	102	98	308	294
Total operating expenses	256	253	772	753
Income (loss) from operations before taxes	69	54	205	125
Federal income tax expense (benefit)	12	7	35	14
Income (loss) from operations	$57	$47	$170	$111

(1)Includes amounts ceded to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”).

(2)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums and fee income driven by higher average variable account values.

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums, investment income on alternative investments within our surplus portfolio and higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses driven by incentive compensation as a result of production performance and trail commissions resulting from higher average account values, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio, prepayment and bond make-whole premiums and higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher insurance premiums and fee income driven by higher average variable account values.

The increase in income from operations was partially offset by higher commissions and other expenses driven by trail commissions resulting from higher average account values and incentive compensation as a result of production performance, partially offset by expense management.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three and nine months ended September 30, 2021, compared to 10% and 13%, respectively, for the corresponding periods in 2020.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 20% as of September 30, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$203	$172	$576	$520
Fee income	1,221	1,122	2,980	2,819
Net investment income	795	737	2,381	1,947
Operating realized gain (loss) (2)	2	1	1	1
Amortization of deferred gain (loss) on
business sold through reinsurance	-	1	2	3
Other revenues	4	(1)	16	7
Total operating revenues	2,225	2,032	5,956	5,297
Operating Expenses
Interest credited	370	363	1,101	1,099
Benefits	821	1,378	2,872	3,187
Commissions and other expenses	845	701	1,432	1,219
Total operating expenses	2,036	2,442	5,405	5,505
Income (loss) from operations before taxes	189	(410)	551	(208)
Federal income tax expense (benefit)	36	(92)	103	(59)
Income (loss) from operations	$153	$(318)	$448	$(149)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force and unfavorable mortality.

•Higher fee income due to the effect of unlocking and growth in business in force, partially offset by the outcome of a reinsurance arbitration and lower DFEL amortization as a result of lower actual gross profits.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking and incentive compensation as a result of production performance, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force.

•Higher fee income due to the effect of unlocking, growth in business in force and higher DFEL amortization as a result of higher actual gross profits.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking and incentive compensation as a result of production performance, partially offset by expense management.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the nine months ended September 30, 2021, as compared to the corresponding period of 2020. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums	$1,107	$1,052	$3,333	$3,231
Net investment income	91	88	275	238
Other revenues (1)	45	44	134	138
Total operating revenues	1,243	1,184	3,742	3,607
Operating Expenses
Interest credited	1	1	4	4
Benefits	971	875	2,818	2,580
Commissions and other expenses	311	300	936	916
Total operating expenses	1,283	1,176	3,758	3,500
Income (loss) from operations before taxes	(40)	8	(16)	107
Federal income tax expense (benefit)	(8)	2	(4)	22
Income (loss) from operations	$(32)	$6	$(12)	$85

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three and Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life and disability businesses, partially offset by favorable reserve adjustments in our disability business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance and investments in our claims organization to address higher claims volume attributable to the COVID-19 pandemic.

The decrease in income from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additionally, when comparing the nine months ended September 30, 2021 to 2020, the decrease in income from operations was also due to lower benefits in 2020 driven by lower utilization in our dental business, partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

Our total loss ratio for the three and nine months ended September 30, 2021, was 87.8% and 84.7%, respectively, compared to 83.2% and 79.8% for the corresponding periods in 2020, respectively. The total loss ratio for the three and nine months ended September 30, 2021, increased due primarily to higher incidence and new claims severity in our life business as a result of the impacts of the COVID-19 pandemic and higher incidence in our disability business, partially offset by favorable reserve adjustments of $16 million, after-tax, in 2021 as compared to unfavorable reserve adjustments of $3 million, after-tax, in 2020 due to modifying certain assumptions on the reserves in our disability business. In addition, for the nine months ended September 30, 2021, the total loss ratio increased due to lower utilization in our dental business in 2020 due to COVID-19 pandemic office closures. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$1	$1	$1	$1
Net investment income	31	29	90	98
Other revenues	4	7	18	16
Total operating revenues	36	37	109	115
Operating Expenses
Interest credited	10	9	32	31
Benefits	17	28	48	67
Other expenses	110	3	144	22
Interest and debt expense	29	29	86	96
Strategic digitization expense	22	14	57	39
Total operating expenses	188	83	367	255
Income (loss) from operations before taxes	(152)	(46)	(258)	(140)
Federal income tax expense (benefit)	(32)	(12)	(56)	(31)
Income (loss) from operations	$(120)	$(34)	$(202)	$(109)

Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses related to a one-time legal expense and the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased during the third quarter of 2021, compared to a decrease during the third quarter of 2020.

•Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by lower benefits due to modifying certain assumptions in 2020 on the reserves supporting our run-off institutional pension business.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses related to a one-time legal expense and the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased significantly during the nine months ended September 30, 2021, compared to a significant decrease during the nine months ended September 30, 2020.

•Higher strategic digitization expense as part of our strategic digitization initiative.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Lower benefits attributable to favorable experience in our run-off institutional pension and disability income businesses and modifying certain assumptions in 2020 on the reserves supporting our institutional pension business.

•Lower interest and debt expense driven by a decline in average interest rates.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$51	$58	$153	$161
Total excluded realized gain (loss)	(75)	(71)	(137)	(609)
Total realized gain (loss), pre-tax	$(24)	$(13)	$16	$(448)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$18	$49	$59	$(126)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	18	(40)	87	(80)
GLB fees ceded to LNBAR and attributed fees,
including benefit ratio unlocking	(94)	(83)	(266)	(264)
Indexed annuity forward-starting option	(3)	18	21	(14)
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	(61)	(56)	(99)	(484)
Less: benefit ratio unlocking, after tax	(2)	-	9	(4)
Total excluded realized gain (loss), after-tax	$(59)	$(56)	$(108)	$(480)

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

Comparison of the Three Months Ended September 30, 2021 to 2020

We had higher realized losses due primarily to the following:

•Lower gains related to certain financial assets due to changes in economic projections associated with our review of credit losses for mortgage loans on real estate.

•Higher realized losses related to indexed annuity forward-starting option due to the effect of unlocking.

The higher realized losses were partially offset by gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

Comparison of the Nine Months Ended September 30, 2021 to 2020

We had lower realized losses due primarily to the following:

•Gains related to certain financial assets in 2021 as compared to losses in 2020 due to changes in economic projections associated with our review of credit losses for mortgage loans on real estate.

•Gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates, partially offset by the effect of unlocking.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

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

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2020 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $202 million and $(793) million for the nine months ended September 30, 2021 and 2020, respectively. In addition, during the first quarter of 2021, we received a capital contribution from LNC in the amount of $65 million. When considering our liquidity and cash flow, it is important to distinguish between our needs, the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2021, we had a net outstanding receivable (payable) of $3.5 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, and our New Hampshire-domiciled insurance subsidiary are subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. As of September 30, 2021, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2021, we had securities pledged under securities lending agreements with a carrying value of $300 million. In addition, LNL, our insurance subsidiaries and LNBAR had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2021. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2021, we were in a net collateral payable position of $4.9 billion compared to $2.8 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 10 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York and Voya Retirement Insurance and Annuity Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. The parties requested the suspension of the current case-schedule, including trial date, and 45 days to prepare a final settlement agreement and motion for preliminary approval. On October 25, 2021, the presiding judge approved the parties’ request. The terms of the provisional settlement remain confidential.

See Note 11 in “Part I – Item 1. Financial Statements” for further discussion regarding this matter and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 69, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2021

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 8, 2021	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer (Authorized Signatory and Principal Financial and Accounting Officer)