Form 10-Q
period 2022-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2022-05-09
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $106,974; 2021 - $104,526; allowance for credit losses: 2022 - $20; 2021 - $19)	$109,921	$117,511
Trading securities	4,334	4,427
Equity securities	340	314
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $537; 2021 - $739)	17,795	17,893
Policy loans	2,325	2,349
Derivative investments	4,840	5,437
Other investments	3,527	3,449
Total investments	143,082	151,380
Cash and invested cash	1,722	2,331
Deferred acquisition costs and value of business acquired	8,688	5,985
Premiums and fees receivable	671	580
Accrued investment income	1,209	1,157
Reinsurance recoverables, net of allowance for credit losses	22,870	22,755
Funds withheld reinsurance assets	510	517
Goodwill	1,778	1,778
Other assets	21,309	22,949
Separate account assets	168,879	182,583
Total assets	$370,718	$392,015

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,186	$40,416
Other contract holder funds	112,387	111,174
Short-term debt	737	1,084
Long-term debt	2,311	2,334
Reinsurance-related embedded derivatives	31	578
Funds withheld reinsurance liabilities	6,155	7,089
Payables for collateral on investments	8,905	8,936
Other liabilities	14,298	15,441
Separate account liabilities	168,879	182,583
Total liabilities	352,889	369,635

Contingencies and Commitments (See Note 9)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,948	11,950
Retained earnings	4,330	3,886
Accumulated other comprehensive income (loss)	1,551	6,544
Total stockholder’s equity	17,829	22,380
Total liabilities and stockholder’s equity	$370,718	$392,015

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2022	2021
Revenues
Insurance premiums	$1,406	$1,330
Fee income	1,502	1,524
Net investment income	1,353	1,447
Realized gain (loss)	266	211
Amortization of deferred gain (loss) on business sold through reinsurance	18	7
Other revenues	151	170
Total revenues	4,696	4,689
Expenses
Interest credited	691	731
Benefits	2,199	2,182
Commissions and other expenses	1,192	1,171
Interest and debt expense	29	29
Spark program expense	31	13
Total expenses	4,142	4,126
Income (loss) before taxes	554	563
Federal income tax expense (benefit)	85	99
Net income (loss)	469	464
Other comprehensive income (loss), net of tax	(4,993)	(3,181)
Comprehensive income (loss)	$(4,524)	$(2,717)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2022	2021
Common Stock
Balance as of beginning-of-year	$11,950	$11,853
Capital contribution from Lincoln National Corporation	-	65
Stock compensation/issued for benefit plans	(2)	1
Balance as of end-of-period	11,948	11,919

Retained Earnings
Balance as of beginning-of-year	3,886	4,167
Net income (loss)	469	464
Dividends paid to Lincoln National Corporation	(25)	(180)
Balance as of end-of-period	4,330	4,451

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,544	9,021
Other comprehensive income (loss), net of tax	(4,993)	(3,181)
Balance as of end-of-period	1,551	5,840
Total stockholder’s equity as of end-of-period	$17,829	$22,210

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$469	$464
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(266)	(211)
Trading securities purchases, sales and maturities, net	(189)	98
Amortization of deferred gain (loss) on business sold through reinsurance	(18)	(7)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	24	50
Premiums and fees receivable	(91)	(169)
Accrued investment income	(44)	(51)
Insurance liabilities and reinsurance-related balances	303	(265)
Accrued expenses	(229)	(35)
Federal income tax accruals	85	99
Cash management agreement	872	(182)
Other	-	(204)
Net cash provided by (used in) operating activities	916	(413)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,910)	(3,783)
Sales of available-for-sale securities and equity securities	105	592
Maturities of available-for-sale securities	1,566	1,862
Purchases of alternative investments	(141)	(163)
Sales and repayments of alternative investments	130	54
Issuance of mortgage loans on real estate	(540)	(869)
Repayment and maturities of mortgage loans on real estate	716	398
Repayment (issuance) of policy loans, net	25	(76)
Net change in collateral on investments, derivatives and related settlements	(242)	987
Other	(79)	(30)
Net cash provided by (used in) investing activities	(2,370)	(1,028)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	-	65
Payment of long-term debt, including current maturities	-	(60)
Issuance (payment) of short-term debt	(347)	71
Payment related to sale-leaseback transactions	(4)	-
Deposits of fixed account values, including the fixed portion of variable	3,043	3,132
Withdrawals of fixed account values, including the fixed portion of variable	(1,819)	(1,768)
Transfers to and from separate accounts, net	14	(122)
Common stock issued for benefit plans	(17)	(10)
Dividends paid to Lincoln National Corporation	(25)	(180)
Other	-	(63)
Net cash provided by (used in) financing activities	845	1,065

Net increase (decrease) in cash, invested cash and restricted cash	(609)	(376)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,722	$1,086

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. See Note 13 for additional information.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2021 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In the first quarter of 2022, we continued the process of calculating our transition adjustments and applicable prior period restatements.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.9 billion and $2.8 billion as of March 31, 2022, and December 31, 2021, respectively.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$87,914	$4,778	$2,400	$16	$90,276
U.S. government bonds	364	29	5	-	388
State and municipal bonds	5,171	758	145	-	5,784
Foreign government bonds	349	42	17	-	374
RMBS	2,092	85	40	2	2,135
CMBS	1,647	8	71	-	1,584
ABS	9,040	73	189	1	8,923
Hybrid and redeemable preferred securities	397	82	21	1	457
Total fixed maturity AFS securities	$106,974	$5,855	$2,888	$20	$109,921

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,197	$11,569	$326	$17	$97,423
U.S. government bonds	348	54	2	-	400
State and municipal bonds	5,113	1,275	11	-	6,377
Foreign government bonds	365	63	5	-	423
RMBS	2,132	178	4	1	2,305
CMBS	1,542	62	14	-	1,590
ABS	8,433	127	54	-	8,506
Hybrid and redeemable preferred securities	396	103	11	1	487
Total fixed maturity AFS securities	$104,526	$13,431	$427	$19	$117,511

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,877	$2,877
Due after one year through five years	16,206	16,183
Due after five years through ten years	19,655	19,532
Due after ten years	55,457	58,687
Subtotal	94,195	97,279
Structured securities (RMBS, CMBS, ABS)	12,779	12,642
Total fixed maturity AFS securities	$106,974	$109,921

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$29,692	$1,890	$3,208	$510	$32,900	$2,400
U.S. government bonds	36	1	24	4	60	5
State and municipal bonds	1,231	134	64	11	1,295	145
Foreign government bonds	69	7	82	10	151	17
RMBS	881	37	31	3	912	40
CMBS	999	44	215	27	1,214	71
ABS	6,935	169	475	20	7,410	189
Hybrid and redeemable
preferred securities	95	5	70	16	165	21
Total fixed maturity AFS securities	$39,938	$2,287	$4,169	$601	$44,107	$2,888

Total number of fixed maturity AFS securities in an unrealized loss position						5,054

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,611	$230	$1,386	$96	$11,997	$326
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	498	10	19	1	517	11
Foreign government bonds	61	3	56	2	117	5
RMBS	261	3	20	1	281	4
CMBS	440	12	33	2	473	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,570	$308	$1,781	$119	$18,351	$427

Total number of fixed maturity AFS securities in an unrealized loss position						2,577

(1)As of March 31, 2022, and December 31, 2021, we recognized $7 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$529	$146	82
Twelve months or greater	38	6	21
Total	$567	$152	103

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $2.5 billion for the three months ended March 31, 2022. As discussed further below, we believe the unrealized loss position as of March 31, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and a fair value of $3.5 billion and $3.7 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	March 31, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions for securities for which credit losses were not
previously recognized	-	1	1	2
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$16	$2	$2	$20

	For the Three
	Months Ended
	March 31, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Balance as of end-of-period (2)	$13	$1	$-	$14

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of March 31, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.0 billion, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,677	$1,015	$17,692	$17,068	$837	$17,905
30 to 59 days past due	90	23	113	15	21	36
60 to 89 days past due	16	9	25	-	5	5
90 or more days past due	-	26	26	-	29	29
Allowance for credit losses	(59)	(18)	(77)	(78)	(17)	(95)
Unamortized premium (discount)	(10)	32	22	(11)	27	16
Mark-to-market gains (losses) (1)	(6)	-	(6)	(3)	-	(3)
Total carrying value	$16,708	$1,087	$17,795	$16,991	$902	$17,893

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% of commercial mortgage loans on real estate as of March 31, 2022, and December 31, 2021, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of March 31, 2022, and December 31, 2021.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 21% and 22% of residential mortgage loans on real estate as of March 31, 2022, and December 31, 2021, respectively, and Florida, which accounted for 12% and 14% of residential mortgage loans on real estate as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, and December 31, 2021, we had 63 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2022, and December 31, 2021, we had 38 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $17 million and $15 million, respectively.

As of March 31, 2022, and December 31, 2021, there were four specifically identified impaired commercial mortgage loans with an aggregate carrying value of $1 million.

As of March 31, 2022, and December 31, 2021, there were 46 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $18 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$21	$36
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	26	-	30
Total	$-	$26	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$329	2.67	$25	1.57	$-	-	$354
2021	2,356	3.05	87	1.50	-	-	2,443
2020	1,346	2.97	20	1.55	-	-	1,366
2019	2,657	2.14	178	1.56	-	-	2,835
2018	2,235	2.14	151	1.56	15	1.02	2,401
2017 and prior	7,024	2.38	302	1.77	48	0.99	7,374
Total	$15,947		$763		$63		$16,773

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,361	3.05	$136	1.74	$-	-	$2,497
2020	1,349	3.02	144	2.06	-	-	1,493
2019	2,875	2.14	187	1.42	-	-	3,062
2018	2,272	2.13	168	1.59	15	1.02	2,455
2017	1,648	2.33	149	1.74	27	0.83	1,824
2016 and prior	5,543	2.41	171	1.76	27	1.08	5,741
Total	$16,048		$955		$69		$17,072

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$134	$-	$134
2021	574	3	577
2020	113	3	116
2019	170	17	187
2018	88	3	91
2017 and prior	-	-	-
Total	$1,079	$26	$1,105

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	(19)	1	(18)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$59	$18	$77

	For the Three
	Months Ended
	March 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(15)	(5)	(20)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$171	$12	$183

(1)Due to improving economic projections, the provision for credit loss expense decreased by $18 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, we recognized no credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate. For the three months ended March 31, 2021, we recognized $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate.

(2)Accrued investment income on mortgage loans on real estate totaled $49 million and $50 million as of March 31, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2022, and December 31, 2021, alternative investments included investments in 309 and 305 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$(2)
RMBS	(1)	-
ABS	(1)	-
Gross credit loss benefit (expense)	(1)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-
Net credit loss benefit (expense)	$(1)	$(2)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,767	$4,767	$5,565	$5,565
Securities pledged under securities lending agreements (2)	258	250	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,880	5,924	3,130	4,876
Total payables for collateral on investments	$8,905	$10,941	$8,936	$10,676

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

(3)Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2022	2021
Collateral payable for derivative investments	$(798)	$248
Securities pledged under securities lending agreements	17	30
Investments pledged for FHLBI	750	1,100
Total increase (decrease) in payables for collateral on investments	$(31)	$1,378

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$245	$-	$-	$-	$245
Foreign government bonds	11	-	-	-	11
Equity securities	2	-	-	-	2
Total gross secured borrowings	$258	$-	$-	$-	$258

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $22 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2022, our investment commitments were $3.1 billion, which included $1.5 billion of LPs, $842 million of private placement securities and $740 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2022, and December 31, 2021, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC with a fair value of $1.0 billion and $995 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $817 million and $910 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.8 billion and $21.7 billion, respectively, or 15% and 14%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $16.8 billion and $18.6 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products, indexed variable annuity products, and fixed indexed annuity products.

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

Reinsurance-Related Embedded Derivatives

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,924	$15	$68	$2,009	$98	$11
Foreign currency contracts (1)	4,180	313	40	3,979	283	51
Total cash flow hedges	6,104	328	108	5,988	381	62
Fair value hedges:
Interest rate contracts (1)	526	-	148	526	-	210
Non-Qualifying Hedges
Interest rate contracts (1)	88,588	631	281	82,786	897	176
Foreign currency contracts (1)	383	9	1	487	7	2
Equity market contracts (1)	90,198	5,530	1,301	92,278	6,461	2,108
Credit contracts (1)	56	-	-	49	-	-
LPR ceded derivative (2)	-	266	-	-	318	-
Embedded derivatives:
GLB direct (3)	-	1,880	-	-	1,963	-
GLB ceded (3)	-	42	1,917	-	56	2,015
Reinsurance-related (4)	-	-	31	-	-	578
Indexed annuity and IUL contracts (3) (5)	-	493	5,574	-	528	6,131
Total derivative instruments	$185,855	$9,179	$9,361	$182,114	$10,611	$11,282

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2022
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$25,425	$29,454	$19,844	$16,315	$-	$91,038
Foreign currency contracts (2)	294	556	1,627	1,992	94	4,563
Equity market contracts	53,523	19,963	7,778	11	8,923	90,198
Credit contracts	-	25	31	-	-	56
Total derivative instruments
with notional amounts	$79,242	$49,998	$29,280	$18,318	$9,017	$185,855

(1)As of March 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of March 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$701	$764	$148	$211

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(142)	(203)
Foreign currency contracts	(17)	(63)
Change in foreign currency exchange rate adjustment	75	47
Change in DAC, VOBA, DSI and DFEL	14	14
Income tax benefit (expense)	15	43
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Foreign currency contracts (1)	13	10
Foreign currency contracts (2)	3	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(3)	(2)
Balance as of end-of-period	$174	$(126)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2022			2021
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$266	$1,353	$2,199	$211	$1,447	$2,182
Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(63)	-	-	(84)	-
Derivatives designated as						-
hedging instruments	-	63	-	-	84
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	3	13	-	(2)	10	-

Non-Qualifying Hedges
Interest rate contracts	(821)	-	-	(1,159)	-	-
Equity market contracts	(324)	-	-	1,242	-	-
LPR ceded derivative	-	-	52	-	-	50
Embedded derivatives:
GLB	1	-	-	3	-	-
Reinsurance-related	546	-	-	342	-	-
Indexed annuity and IUL
contracts	506	-	-	(594)	-	-

As of March 31, 2022, $81 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of March 31, 2022
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	12/20/2026	(3)	(4)	BBB+	1	$-	$25
Basket CDSs	6/20/2027	(3)	(4)	BBB+	1	1	31
					2	$1	$56

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Maximum potential payout	$56	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$56	$-

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of March 31, 2022.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$2,126	$(1)	$2,346	$-
A+	2,362	(78)	2,762	(44)
A	279	-	456	-
	$4,767	$(79)	$5,564	$(44)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,199	$2,415	$8,614
Gross amounts offset	(1,625)	-	(1,625)
Net amount of assets (1)	4,574	2,415	6,989
Gross amounts not offset:
Cash collateral (2)	(4,574)	-	(4,574)
Non-cash collateral	-	-	-
Net amount	$-	$2,415	$2,415

Financial Liabilities
Gross amount of recognized liabilities	$246	$7,522	$7,768
Gross amounts offset	(33)	-	(33)
Net amount of liabilities	213	7,522	7,735
Gross amounts not offset:
Cash collateral (2)	(79)	-	(79)
Non-cash collateral	-	-	-
Net amount	$134	$7,522	$7,656

(1)Includes deferred premiums receivable (payable) of $(266) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $193 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

(1)Includes deferred premiums receivable (payable) of $260 million reported in other assets on our Consolidated Balance Sheets.

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 15% and 18% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended March 31, 2022 and 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$109,059	$117,503
Net amount at risk (2)	232	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$91	$102
Net amount at risk (2)	12	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,308	$28,788
Net amount at risk (2)	1,211	400
Average attained age of contract holders	73 years	73 years

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

	For the Three
	Months Ended
	March 31,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	38	8
Benefits paid	(7)	(5)
Balance as of end-of-period	$163	$124

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Asset Type
Domestic equity	$70,938	$77,290
International equity	19,271	21,223
Fixed income	41,808	45,231
Total	$132,017	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of March 31, 2022, and December 31, 2021.

8. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	1,060	1,025
Prior years:
Interest	39	42
All other incurred (1)	(75)	(101)
Total incurred	1,024	966
Paid related to:
Current year	(297)	(302)
Prior years	(663)	(601)
Total paid	(960)	(903)
Net balance as of end-of-period	6,197	5,846
Reinsurance recoverable	145	151
Balance as of end-of-period	$6,342	$5,997

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

9.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. On January 19, 2022, plaintiffs filed a renewed motion for preliminary approval of the class action settlement. The settlement, subject to final approval by the court, consists of $92.5 million in pre-tax cash and a five-year cost of insurance rate freeze, among other terms. On February 3, 2022, the court preliminarily approved the class action settlement, and on February 16, 2022, the court set a final fairness hearing for June 29, 2022.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. We are vigorously defending this matter.

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,315	$8,993
Unrealized holding gains (losses) arising during the period	(10,039)	(7,077)
Change in foreign currency exchange rate adjustment	(70)	(41)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	3,840	3,287
Income tax benefit (expense)	1,338	817
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2)	1
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	(4)
Income tax benefit (expense)	1	1
Balance as of end-of-period	$1,389	$5,981
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Unrealized holding gains (losses) arising during the period	(159)	(266)
Change in foreign currency exchange rate adjustment	75	47
Change in DAC, VOBA, DSI and DFEL	14	14
Income tax benefit (expense)	15	43
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	17	9
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(3)	(2)
Balance as of end-of-period	$174	$(126)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(11)	$(14)
Adjustment arising during the period	-	(1)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(12)	$(15)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(2)	$1	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(4)	(4)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(6)	(3)	Income (loss) before taxes
Income tax benefit (expense)	1	1	Federal income tax expense (benefit)
Reclassification, net of income tax	$(5)	$(2)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Foreign currency contracts	13	10	Net investment income
Foreign currency contracts	3	(2)	Realized gain (loss)
Total gross reclassifications	17	9
Associated amortization of DAC,
VOBA, DSI and DFEL	(3)	(1)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	14	8	Income (loss) before taxes
Income tax benefit (expense)	(3)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$11	$6	Net income (loss)

11. Realized Gain (Loss)

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

	For the Three
	Months Ended
	March 31,
	2022	2021
Fixed maturity AFS securities:
Gross gains	$2	$10
Gross losses	(4)	(9)
Credit loss benefit (expense) (1)	(1)	(2)
Realized gain (loss) on equity securities (2)	5	10
Credit loss benefit (expense) on mortgage loans on real estate	18	24
Credit loss benefit (expense) on reinsurance-related assets	(5)	1
Other gain (loss) on investments	(3)	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(7)	(5)
Total realized gain (loss) related to certain financial assets	5	32
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	275	218
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	113	32
Associated amortization of DAC, VOBA, DSI and DFEL	(55)	(13)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(64)	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)
Total realized gain (loss)	$266	$211

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $7 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(3) million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

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

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$109,921	$109,921	$117,511	$117,511
Trading securities	4,334	4,334	4,427	4,427
Equity securities	340	340	314	314
Mortgage loans on real estate	17,795	17,539	17,893	18,599
Derivative investments (1)	4,840	4,840	5,437	5,437
Other investments	3,516	3,516	3,439	3,439
Cash and invested cash	1,722	1,722	2,331	2,331
Other assets:
GLB direct embedded derivatives	1,880	1,880	1,963	1,963
GLB ceded embedded derivatives	42	42	56	56
Indexed annuity ceded embedded derivatives	493	493	528	528
LPR ceded derivative	266	266	318	318
Separate account assets	168,879	168,879	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(5,574)	(5,574)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,815)	(1,815)	(1,788)	(1,788)
Account values of certain investment contracts	(41,247)	(41,722)	(41,164)	(47,828)
Short-term debt	(737)	(737)	(1,084)	(1,084)
Long-term debt	(2,311)	(2,470)	(2,334)	(2,675)
Reinsurance-related embedded derivatives	(31)	(31)	(578)	(578)
Other liabilities:
Derivative liabilities (1)	(181)	(181)	(249)	(249)
GLB ceded embedded derivatives	(1,917)	(1,917)	(2,015)	(2,015)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Fair value	$537	$739
Aggregate contractual principal	543	742

As of March 31, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$81,328	$8,948	$90,276
U.S. government bonds	365	23	-	388
State and municipal bonds	-	5,784	-	5,784
Foreign government bonds	-	334	40	374
RMBS	-	2,122	13	2,135
CMBS	-	1,567	17	1,584
ABS	-	7,935	988	8,923
Hybrid and redeemable preferred securities	48	315	94	457
Trading securities	-	3,537	797	4,334
Equity securities	14	228	98	340
Mortgage loans on real estate	-	-	537	537
Derivative investments (1)	-	6,226	272	6,498
Other investments – short-term investments	-	170	-	170
Cash and invested cash	-	1,722	-	1,722
Other assets:
GLB direct embedded derivatives	-	-	1,880	1,880
GLB ceded embedded derivatives	-	-	42	42
Indexed annuity ceded embedded derivatives	-	-	493	493
LPR ceded derivative	-	-	266	266
Separate account assets	506	168,371	-	168,877
Total assets	$933	$279,662	$14,485	$295,080

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(5,574)	$(5,574)
Reinsurance-related embedded derivatives	-	(31)	-	(31)
Other liabilities:
Derivative liabilities (1)	-	(1,570)	(269)	(1,839)
GLB ceded embedded derivatives	-	-	(1,917)	(1,917)
Total liabilities	$-	$(1,601)	$(7,760)	$(9,361)

	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$88,622	$8,801	$97,423
U.S. government bonds	395	5	-	400
State and municipal bonds	-	6,377	-	6,377
Foreign government bonds	-	382	41	423
RMBS	-	2,302	3	2,305
CMBS	-	1,590	-	1,590
ABS	-	7,636	870	8,506
Hybrid and redeemable preferred securities	53	344	90	487
Trading securities	32	3,567	828	4,427
Equity securities	7	216	91	314
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	7,597	149	7,746
Other investments – short-term investments	-	114	-	114
Cash and invested cash	-	2,331	-	2,331
Other assets:
GLB direct embedded derivatives	-	-	1,963	1,963
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
LPR ceded derivative	-	-	318	318
Separate account assets	646	181,929	-	182,575
Total assets	$1,133	$303,012	$14,477	$318,622

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Reinsurance-related embedded derivatives	-	(578)	-	(578)
Other liabilities:
Derivative liabilities (1)	-	(2,430)	(128)	(2,558)
GLB ceded embedded derivatives	-	-	(2,015)	(2,015)
Total liabilities	$-	$(3,008)	$(8,274)	$(11,282)

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

	For the Three Months Ended March 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(351)	$363	$134	$8,948
Foreign government bonds	41	-	(1)	-	-	40
RMBS	3	-	-	12	(2)	13
CMBS	-	-	-	17	-	17
ABS	870	-	(27)	187	(42)	988
Hybrid and redeemable preferred
securities	90	-	4	-	-	94
Trading securities	828	(29)	-	2	(4)	797
Equity securities	91	15	-	(8)	-	98
Mortgage loans on real estate	739	(3)	(1)	(198)	-	537
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
GLB direct embedded derivatives (3)	1,963	(83)	-	-	-	1,880
GLB ceded embedded derivatives (3)	56	(14)	-	-	-	42
Indexed annuity ceded embedded
derivatives (3)	528	(53)	-	18	-	493
LPR ceded derivative (4)	318	(52)	-	-	-	266
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	559	-	(2)	-	(5,574)
Other liabilities – GLB ceded embedded
derivatives (3)	(2,015)	98	-	-	-	(1,917)
Total, net	$6,203	$442	$(382)	$391	$71	$6,725

	For the Three Months Ended March 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$1	$(121)	$158	$(27)	$7,772
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	74	-	(8)	-	-	66
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	-	-	1
ABS	570	-	(7)	183	(58)	688
Hybrid and redeemable preferred
securities	103	-	1	(20)	-	84
Trading securities	643	(3)	-	66	9	715
Equity securities	57	7	-	(5)	-	59
Mortgage loans on real estate	832	2	3	37	-	874
Derivative investments	1,542	1,251	-	(132)	-	2,661
Other assets:
GLB direct embedded derivatives (3)	450	1,381	-	-	-	1,831
GLB ceded embedded derivatives (3)	82	(40)	-	-	-	42
Indexed annuity ceded embedded
derivatives (3)	550	32	-	(55)	-	527
LPR ceded derivative (4)	-	(50)		-	318	268
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	-	(4,170)
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,338)	-	-	-	(1,869)
Total, net	$8,547	$617	$(132)	$282	$241	$9,555

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$455	$(24)	$(20)	$(43)	$(5)	$363
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	250	-	-	(56)	(7)	187
Trading securities	179	(132)	-	(45)	-	2
Equity securities	-	(8)	-	-	-	(8)
Mortgage loans on real estate	3	-	-	(201)	-	(198)
Other assets – indexed annuity ceded
embedded derivatives	16	-	-	2	-	18
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(128)	-	-	126	-	(2)
Total, net	$804	$(164)	$(20)	$(217)	$(12)	$391

	For the Three Months Ended March 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$304	$(28)	$(15)	$(86)	$(17)	$158
ABS	200	-	-	(17)	-	183
Hybrid and redeemable preferred
securities	-	(20)	-	-	-	(20)
Trading securities	88	(3)	-	(19)	-	66
Equity securities	3	(8)	-	-	-	(5)
Mortgage loans on real estate	72	(35)	-	-	-	37
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$736	$(218)	$(197)	$(22)	$(17)	$282

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Trading securities (1)	$(30)	$(2)
Equity securities (1)	17	6
Mortgage loans on real estate (1)	(3)	4
Derivative investments (1)	2	1,053
Other assets – LPR ceded derivative (2)	(52)	(50)
Embedded derivatives: (1)
Indexed annuity and IUL contracts	84	43
Other assets – GLB direct and ceded	105	1,545
Other liabilities – GLB ceded	(105)	(1,542)
Total, net	$18	$1,057

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(354)	$(122)
Foreign government bonds	(2)	(8)
ABS	(27)	(8)
Hybrid and redeemable preferred
securities	4	2
Mortgage loans on real estate	-	3
Total, net	$(379)	$(133)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2022			March 31, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$196	$(62)	$134	$11	$(38)	$(27)
RMBS	-	(2)	(2)	-	(1)	(1)
ABS	-	(42)	(42)	-	(58)	(58)
Trading securities	-	(4)	(4)	12	(3)	9
Derivative investments	-	(15)	(15)	-	-	-
Other assets – LPR ceded derivative	-	-	-	318	-	318
Total, net	$196	$(125)	$71	$341	$(100)	$241

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,765	Discounted cash flow	Liquidity/duration adjustment (2)	0.4%	-	4.7%	1.6%
Foreign government
bonds	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.1%	-	10.3%	7.8%
ABS	17	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	1.5%	1.5%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	3.6%	-	4.5%	3.8%
Other assets:
GLB direct and ceded
embedded derivatives	1,922	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.14%	-	1.59%	1.14%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

Indexed annuity ceded
embedded derivatives	493	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)

LPR ceded derivative	266	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.14%	-	1.59%	1.12%
			Mortality rate (7)			(9)	(10)

Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(5,564)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(1,917)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.14%	-	1.59%	1.14%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

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

13. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 to the consolidated financial statements in our 2021 Form 10-K.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Revenues
Operating revenues:
Annuities	$1,122	$1,097
Retirement Plan Services	314	323
Life Insurance	1,715	1,819
Group Protection	1,302	1,253
Other Operations	33	35
Excluded realized gain (loss), pre-tax	210	162
Total revenues	$4,696	$4,689

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$348	$297
Retirement Plan Services	52	54
Life Insurance	18	42
Group Protection	(41)	(26)
Other Operations	(63)	(41)
Excluded realized gain (loss), after-tax	166	127
Benefit ratio unlocking, after-tax	(11)	11
Net income (loss)	$469	$464

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s Narrative Analysis (“MNA”) of the results of operations for the three months ended March 31, 2022, compared with the corresponding period in 2021 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

See “Part I – Item 1. Business” and Note 1 in our 2021 Form 10-K for a description of the business.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 13. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

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

•Changes in accounting principles that may affect our business, results of operations and financial condition, including the adoption effective January 1, 2023, of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts;

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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K for a discussion of certain risks relating to our business.

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the second quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the second quarter of 2022.

The ultimate impact on our business, results of operations and financial condition depends on the severity and duration of the COVID-19 pandemic and related health, economic and business impacts and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, in May 2022, the Federal Reserve announced an additional 50 basis points increase to the federal funds rate target range, setting the range at 0.75% to 1.00%, and stated that it anticipates ongoing increases throughout 2022. Additionally, the Federal Reserve announced that it will reduce its holdings of Treasury securities, agency debt and agency mortgage-backed securities at a measured pace beginning in June 2022. Although short-term interest rates may continue to rise during the year, we expect the low interest rate environment to continue to adversely affect our businesses through spread compression, which we expect to moderate over time as interest rates continue to rise. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued low interest rate environment.

We have provided disclosures around interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” in our 2021 Form 10-K.

Spark Initiative

In the fourth quarter of 2021, LNC formally communicated its new expense savings initiative, the Spark Initiative. Because we have almost completed the investments related to our strategic digitization initiative first announced in 2016, beginning in the fourth quarter of 2021, we integrated the actual and expected remaining amounts associated with that initiative into the amounts associated with the Spark Initiative. For more information about the Spark Initiative, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2021 Form 10-K.

Critical Accounting Policies and Estimates

The MNA included in our 2021 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2021 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2021 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2022, we would have recorded favorable unlocking of approximately $300 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2021 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K and Note 5 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$348	$297
Retirement Plan Services	52	54
Life Insurance	18	42
Group Protection	(41)	(26)
Other Operations	(63)	(41)
Excluded realized gain (loss), after-tax	166	127
Benefit ratio unlocking, after-tax	(11)	11
Net income (loss)	$469	$464

Comparison of the Three Months Ended March 31, 2022 to 2021

Net income decreased due primarily to the following:

•Lower investment income on alternative investments.

•Unfavorable disability experience in our Group Protection segment.

•Higher Spark program expense as part of our Spark Initiative.

•The impact of the fourth quarter 2021 reinsurance agreement in our Life Insurance segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Higher realized gains.

•Lower mortality claims in our Life Insurance and Group Protection segments attributable to the COVID-19 pandemic.

•Higher prepayment and bond make-whole premiums.

•Lower federal income tax expense.

•Growth in business in force and group earned premiums.

For a discussion of the COVID-19 pandemic, see “Introduction” above. We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums (1)	$30	$32
Fee income	599	599
Net investment income	341	306
Operating realized gain (loss) (2)	54	50
Amortization of deferred gain on
business sold through reinsurance	6	6
Other revenues (3)	92	104
Total operating revenues	1,122	1,097
Operating Expenses
Interest credited	206	199
Benefits (1)	60	60
Commissions and other expenses	447	478
Total operating expenses	713	737
Income (loss) from operations before taxes	409	360
Federal income tax expense (benefit)	61	63
Income (loss) from operations	$348	$297

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses due to amortization expense.

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums and higher average gross fixed account values, partially offset by lower investment income on alternative investments within our surplus portfolio.

•Lower federal income tax expense due to unfavorable tax return true-ups in 2021 driven by the separate account dividends-received deduction (“DRD”).

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction” above and “Part I – 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% and 8% for the three months ended March 31, 2022 and 2021, respectively.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see

“Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Fee income	$68	$69
Net investment income	236	246
Other revenues (1)	10	8
Total operating revenues	314	323
Operating Expenses
Interest credited	152	155
Benefits	1	1
Commissions and other expenses	101	101
Total operating expenses	254	257
Income (loss) from operations before taxes	60	66
Federal income tax expense (benefit)	8	12
Income (loss) from operations	$52	$54

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values and prepayment and bond make-whole premiums. The decrease in income from operations was partially offset by lower federal income tax expense due to unfavorable tax return true-ups in 2021 driven by the separate account DRD.

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three months ended March 31, 2022 and 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 19% as of March 31, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums (1)	$207	$179
Fee income	835	856
Net investment income	658	776
Operating realized gain (loss) (2)	2	(1)
Amortization of deferred gain (loss) on
business sold through reinsurance	11	1
Other revenues	2	8
Total operating revenues	1,715	1,819
Operating Expenses
Interest credited	320	364
Benefits	1,082	1,150
Commissions and other expenses	299	257
Total operating expenses	1,701	1,771
Income (loss) from operations before taxes	14	48
Federal income tax expense (benefit)	(4)	6
Income (loss) from operations	$18	$42

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments, spread compression due to average new money rates trailing our current portfolio yields and the impact of the fourth quarter 2021 reinsurance agreement, partially offset by higher prepayment and bond make-whole premiums.

•Higher commissions and other expenses due to higher amortization rates, partially offset by expense management.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement, partially offset by growth in business in force and higher DFEL amortization rates.

The decrease in income from operations was partially offset by the following:

•Lower benefits due to lower mortality claims attributable to the COVID-19 pandemic and the impact of the fourth quarter 2021 reinsurance agreement.

•Higher amortization of deferred gain (loss) on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

Additional Information

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life) to reinsure liabilities under a block of in-force executive benefit and universal life policies. We expect an ongoing reduction in income from operations in future periods as a result of this reinsurance agreement.

While U.S. pandemic deaths have improved, we continue to expect elevated mortality in the second quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the

COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums	$1,169	$1,119
Net investment income	84	90
Other revenues (1)	49	44
Total operating revenues	1,302	1,253
Operating Expenses
Interest credited	1	1
Benefits	1,027	970
Commissions and other expenses	327	316
Total operating expenses	1,355	1,287
Income (loss) from operations before taxes	(53)	(34)
Federal income tax expense (benefit)	(12)	(8)
Income (loss) from operations	$(41)	$(26)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended March 31, 2022 to 2021

Loss from operations for this segment increased due primarily to the following:

•Higher benefits driven by unfavorable experience in our disability business, partially offset by favorable experience in our life business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

The increase in loss from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additional Information

Our total loss ratio for the three months ended March 31, 2022 and 2021, was 88.0% and 86.8%, respectively. The total loss ratio for the three months ended March 31, 2022, increased as compared to the three months ended March 31, 2021, due primarily to unfavorable claims severity and higher incidence in our disability business, partially offset by improvement in mortality in our life business driven by fewer pandemic-related deaths and favorable life waiver experience. While case counts and hospitalizations have declined and U.S. pandemic deaths have improved, we continue to expect morbidity headwinds in our disability business and elevated mortality in our life business in the second quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction” above.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2021 Form 10-K. For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2021 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Net investment income	$34	$29
Other revenues	(1)	6
Total operating revenues	33	35
Operating Expenses
Interest credited	12	12
Benefits	15	15
Other expenses	20	19
Interest and debt expense	29	29
Spark program expense	31	13
Total operating expenses	107	88
Income (loss) from operations before taxes	(74)	(53)
Federal income tax expense (benefit)	(11)	(12)
Income (loss) from operations	$(63)	$(41)

Comparison of the Three Months Ended March 31, 2022 to 2021

Loss from operations for Other Operations increased due primarily to the following:

•Higher Spark program expense as part of our Spark Initiative.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the first quarter of 2022, compared to an increase during the first quarter of 2021.

The increase in loss from operations was partially offset by higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$56	$49
Total excluded realized gain (loss)	210	162
Total realized gain (loss), pre-tax	$266	$211

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$5	$25
Realized gain (loss) on the mark-to-market on
certain instruments (2)	217	172
GLB fees ceded to LNBAR and attributed fees,
including benefit ratio unlocking	(108)	(76)
Indexed annuity forward-starting option	42	16
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	156	137
Less: benefit ratio unlocking, after tax	(10)	10
Total excluded realized gain (loss), after-tax	$166	$127

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. The modified coinsurance investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the modified coinsurance investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 in our 2021 Form 10-K for more information regarding modified coinsurance.

Comparison of the Three Months Ended March 31, 2022 to 2021

We had higher realized gains due primarily to the following:

•Higher gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

•Higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of market performance.

The higher realized gains were partially offset by increased losses related to GLB fees ceded to LNBAR and attributed fees driven by increased policy holder guaranteed amounts resulting from market activity.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2021 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 11.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2021 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Guaranteed Living Benefit Fees Ceded to LNBAR and Attributed Fees

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – GLB Fees Ceded to LNBAR and Attributed Fees” in our 2021 Form 10-K for a discussion of our guaranteed living benefit (“GLB”) fees ceded to LNBAR and attributed fees.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2021 Form 10-K for a discussion of our indexed annuity forward-starting option.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. When considering our liquidity, it is important to distinguish between our needs, the needs of Lincoln Life & Annuity Company of New York (“LLANY”) and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $916 million and $(413) million for the three months ended March 31, 2022 and 2021, respectively. In addition, we received capital contributions from LNC of zero and $65 million during the three months ended March 31, 2022 and 2021, respectively. We paid dividends to LNC of $25 million and $180 million during the three months ended March 31, 2022 and 2021, respectively. We also received dividends from our subsidiaries of $106 million and $87 million during the three months ended March 31, 2022 and 2021, respectively.

Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC.  We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2021 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 3 in our 2021 Form 10-K.  We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2021 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2022, we had a net outstanding receivable (payable) of $2.2 billion from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $3.9 billion. As of March 31, 2022, LNL had outstanding borrowings of $3.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2022, we had securities pledged under securities lending agreements with a carrying value of $258 million. In addition, LNL, LLANY and LNBAR had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2022, we were in a net collateral payable position of $4.7 billion compared to $5.5 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2021 Form 10-K for information on our financial strength ratings.

If our current financial strength ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s Investors Service). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2021 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K. See also “Item 2. Management’s Narrative Analysis of the Results of Operations – Introduction” above.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013.

See Note 9 in “Part I – Item 1. Financial Statements” for further discussion regarding this matter and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2021. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 61, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2022

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 9, 2022	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)