Form 10-Q
period 2022-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2022-08-08
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $109,019; 2021 - $104,526; allowance for credit losses: 2022 - $12; 2021 - $19)	$103,002	$117,511
Trading securities	3,778	4,427
Equity securities	345	314
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $528; 2021 - $739)	17,830	17,893
Policy loans	2,355	2,349
Derivative investments	3,370	5,437
Other investments	3,758	3,449
Total investments	134,438	151,380
Cash and invested cash	1,277	2,331
Deferred acquisition costs and value of business acquired	11,832	5,985
Premiums and fees receivable	651	580
Accrued investment income	1,196	1,157
Reinsurance recoverables, net of allowance for credit losses	23,554	22,755
Funds withheld reinsurance assets	506	517
Goodwill	1,778	1,778
Other assets	19,412	22,949
Separate account assets	145,791	182,583
Total assets	$340,435	$392,015

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$38,735	$40,416
Other contract holder funds	114,634	111,174
Short-term debt	698	1,084
Long-term debt	2,267	2,334
Reinsurance-related embedded derivatives	-	578
Funds withheld reinsurance liabilities	6,433	7,089
Payables for collateral on investments	7,525	8,936
Other liabilities	11,725	15,441
Separate account liabilities	145,791	182,583
Total liabilities	327,808	369,635

Contingencies and Commitments (See Note 9)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,020	11,950
Retained earnings	4,506	3,886
Accumulated other comprehensive income (loss)	(3,899)	6,544
Total stockholder’s equity	12,627	22,380
Total liabilities and stockholder’s equity	$340,435	$392,015

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Insurance premiums	$1,436	$1,328	$2,842	$2,658
Fee income	1,446	1,600	2,949	3,124
Net investment income	1,309	1,510	2,661	2,957
Realized gain (loss)	82	(172)	347	39
Amortization of deferred gain (loss) on business sold through reinsurance	18	7	35	14
Other revenues	163	162	316	332
Total revenues	4,454	4,435	9,150	9,124
Expenses
Interest credited	701	732	1,392	1,463
Benefits	2,051	1,848	4,250	4,031
Commissions and other expenses	1,081	1,262	2,273	2,432
Interest and debt expense	31	28	60	57
Spark program expense	44	21	75	35
Total expenses	3,908	3,891	8,050	8,018
Income (loss) before taxes	546	544	1,100	1,106
Federal income tax expense (benefit)	90	82	175	180
Net income (loss)	456	462	925	926
Other comprehensive income (loss), net of tax	(5,450)	1,721	(10,443)	(1,460)
Comprehensive income (loss)	$(4,994)	$2,183	$(9,518)	$(534)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Common Stock
Balance as of beginning-of-period	$11,948	$11,919	$11,950	$11,853
Capital contribution from Lincoln National Corporation	65	-	65	65
Stock compensation/issued for benefit plans	7	11	5	12
Balance as of end-of-period	12,020	11,930	12,020	11,930

Retained Earnings
Balance as of beginning-of-period	4,330	4,451	3,886	4,167
Net income (loss)	456	462	925	926
Dividends paid to Lincoln National Corporation	(280)	(315)	(305)	(495)
Balance as of end-of-period	4,506	4,598	4,506	4,598

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	1,551	5,840	6,544	9,021
Other comprehensive income (loss), net of tax	(5,450)	1,721	(10,443)	(1,460)
Balance as of end-of-period	(3,899)	7,561	(3,899)	7,561
Total stockholder’s equity as of end-of-period	$12,627	$24,089	$12,627	$24,089

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$925	$926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(347)	(39)
Sales and maturities (purchases) of trading securities, net	109	210
Amortization of deferred gain (loss) on business sold through reinsurance	(35)	(14)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(8)	109
Premiums and fees receivable	(71)	(98)
Accrued investment income	(40)	(11)
Insurance liabilities and reinsurance-related balances	54	(3)
Accrued expenses	(340)	35
Federal income tax accruals	198	167
Cash management agreement	2,427	(1,223)
Other	258	(219)
Net cash provided by (used in) operating activities	3,130	(160)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,091)	(8,192)
Sales of available-for-sale securities and equity securities	236	1,277
Maturities of available-for-sale securities	3,165	4,570
Purchases of alternative investments	(300)	(360)
Sales and repayments of alternative investments	181	128
Issuance of mortgage loans on real estate	(1,368)	(1,611)
Repayment and maturities of mortgage loans on real estate	1,422	846
Repayment (issuance) of policy loans, net	(6)	16
Net change in collateral on investments, derivatives and related settlements	(2,321)	1,704
Other	(96)	(67)
Net cash provided by (used in) investing activities	(7,178)	(1,689)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	65
Payment of long-term debt, including current maturities	(40)	(60)
Issuance (payment) of short-term debt	(385)	(40)
Payment related to sale-leaseback transactions	(47)	-
Proceeds from certain financing arrangements	53	50
Deposits of fixed account values, including the fixed portion of variable	6,892	6,367
Withdrawals of fixed account values, including the fixed portion of variable	(3,280)	(3,283)
Transfers from (to) separate accounts, net	62	(229)
Common stock issued for benefit plans	(21)	(11)
Dividends paid to Lincoln National Corporation	(305)	(495)
Other	-	(63)
Net cash provided by (used in) financing activities	2,994	2,301

Net increase (decrease) in cash, invested cash and restricted cash	(1,054)	452
Cash, invested cash and restricted cash as of beginning-of-year	2,331	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,277	$1,914

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on the consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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

We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In the second quarter of 2022, we continued the process of calculating our transition adjustments and applicable prior period restatements.

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. For example, upon adoption, there will be adjustments to retained earnings resulting from the remeasurement of certain current benefits (e.g., guaranteed minimum death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to non-performance risk, which will result in an impact to AOCI. There will be additional impacts to AOCI resulting from the remeasurement of in-force future contract benefits using current upper-medium grade fixed income instrument yields as well as the elimination of shadow accounting for DAC and DAC-like intangibles. While the impact to the consolidated financial statements may be material, the magnitude is currently being assessed.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.0 billion and $2.8 billion as of June 30, 2022, and December 31, 2021, respectively.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,629	$1,596	$6,970	$7	$83,248
U.S. government bonds	387	13	14	-	386
State and municipal bonds	5,214	413	301	-	5,326
Foreign government bonds	353	25	38	-	340
RMBS	2,047	48	100	3	1,992
CMBS	1,698	2	151	-	1,549
ABS	10,268	47	609	1	9,705
Hybrid and redeemable preferred securities	423	69	35	1	456
Total fixed maturity AFS securities	$109,019	$2,213	$8,218	$12	$103,002

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,197	$11,569	$326	$17	$97,423
U.S. government bonds	348	54	2	-	400
State and municipal bonds	5,113	1,275	11	-	6,377
Foreign government bonds	365	63	5	-	423
RMBS	2,132	178	4	1	2,305
CMBS	1,542	62	14	-	1,590
ABS	8,433	127	54	-	8,506
Hybrid and redeemable preferred securities	396	103	11	1	487
Total fixed maturity AFS securities	$104,526	$13,431	$427	$19	$117,511

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,789	$2,771
Due after one year through five years	16,988	16,561
Due after five years through ten years	19,461	18,259
Due after ten years	55,768	52,165
Subtotal	95,006	89,756
Structured securities (RMBS, CMBS, ABS)	14,013	13,246
Total fixed maturity AFS securities	$109,019	$103,002

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$55,939	$6,139	$2,974	$831	$58,913	$6,970
U.S. government bonds	227	9	23	5	250	14
State and municipal bonds	1,749	283	61	18	1,810	301
Foreign government bonds	81	20	74	18	155	38
RMBS	1,229	96	28	4	1,257	100
CMBS	1,289	110	205	41	1,494	151
ABS	7,773	526	1,077	83	8,850	609
Hybrid and redeemable
preferred securities	134	13	65	22	199	35
Total fixed maturity AFS securities	$68,421	$7,196	$4,507	$1,022	$72,928	$8,218

Total number of fixed maturity AFS securities in an unrealized loss position						7,065

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,611	$230	$1,386	$96	$11,997	$326
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	498	10	19	1	517	11
Foreign government bonds	61	3	56	2	117	5
RMBS	261	3	20	1	281	4
CMBS	440	12	33	2	473	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,570	$308	$1,781	$119	$18,351	$427

Total number of fixed maturity AFS securities in an unrealized loss position						2,577

(1)As of June 30, 2022, and December 31, 2021, we recognized $5 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$7,778	$2,656	1,028
Six months or greater, but less than nine months	4	1	3
Twelve months or greater	1	1	17
Total	$7,783	$2,658	1,048

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $7.8 billion for the six months ended June 30, 2022. As discussed further below, we believe the unrealized loss position as of June 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.5 billion, respectively, and a fair value of $3.4 billion and $3.7 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$16	$2	$2	$20
Additions for securities for which credit losses were not
previously recognized	1	-	-	1
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	1	-	3
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$3	$2	$12

	For the Six
	Months Ended
	June 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions for securities for which credit losses were not
previously recognized	1	-	1	2
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	2	-	4
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$3	$2	$12

	For the Three
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$13	$1	$-	$14
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

	For the Six
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of June 30, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.0 billion, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,501	$1,055	$17,556	$17,068	$837	$17,905
30 to 59 days past due	303	23	326	15	21	36
60 to 89 days past due	-	3	3	-	5	5
90 or more days past due	-	25	25	-	29	29
Allowance for credit losses	(72)	(9)	(81)	(78)	(17)	(95)
Unamortized premium (discount)	(10)	31	21	(11)	27	16
Mark-to-market gains (losses) (1)	(20)	-	(20)	(3)	-	(3)
Total carrying value	$16,702	$1,128	$17,830	$16,991	$902	$17,893

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 27% and 26% of commercial mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of June 30, 2022, and December 31, 2021.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 20% and 22% of residential mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively, and Florida, which accounted for 11% and 14% of residential mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, and December 31, 2021, we had 63 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of June 30, 2022, and December 31, 2021, we had 41 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $17 million and $15 million, respectively.

As of June 30, 2022, and December 31, 2021, there were five and four specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $1 million.

As of June 30, 2022, and December 31, 2021, there were 32 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $10 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$15	$37	$18	$36
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	26	-	30
Total	$-	$26	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$963	2.20	$51	1.55	$-	-	$1,014
2021	2,344	3.05	77	1.52	-	-	2,421
2020	1,319	2.98	19	1.54	-	-	1,338
2019	2,659	2.13	159	1.48	-	-	2,818
2018	2,186	2.13	148	1.56	15	0.54	2,349
2017 and prior	6,560	2.39	267	1.48	27	0.81	6,854
Total	$16,031		$721		$42		$16,794

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,361	3.05	$136	1.74	$-	-	$2,497
2020	1,349	3.02	144	2.06	-	-	1,493
2019	2,875	2.14	187	1.42	-	-	3,062
2018	2,272	2.13	168	1.59	15	1.02	2,455
2017	1,648	2.33	149	1.74	27	0.83	1,824
2016 and prior	5,543	2.41	171	1.76	27	1.08	5,741
Total	$16,048		$955		$69		$17,072

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$232	$-	$232
2021	557	2	559
2020	100	3	103
2019	145	18	163
2018	77	3	80
2017 and prior	-	-	-
Total	$1,111	$26	$1,137

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$59	$18	$77
Additions (reductions) from provision for credit loss expense (1)	13	(9)	4
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Six
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	(6)	(8)	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Three
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$171	$12	$183
Additions (reductions) from provision for credit loss expense (1)	(16)	2	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$155	$14	$169

	For the Six
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(31)	(3)	(34)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$155	$14	$169

(1)We recognized less than $(1) million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2022 and 2021, respectively. We recognized less than $(1) million and $2 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the six months ended June 30, 2022 and 2021, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $49 million and $50 million as of June 30, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2022, and December 31, 2021, alternative investments included investments in 317 and 305 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(3)	$1	$(2)	$(1)
RMBS	(1)	-	(2)	-
ABS	-	-	(1)	-
Gross credit loss benefit (expense)	(4)	1	(5)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	-
Net credit loss benefit (expense)	$(4)	$1	$(5)	$(1)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,296	$3,296	$5,565	$5,565
Securities pledged under securities lending agreements (2)	299	291	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,930	5,259	3,130	4,876
Total payables for collateral on investments	$7,525	$8,846	$8,936	$10,676

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2022	2021
Collateral payable for derivative investments	$(2,269)	$1,414
Securities pledged under securities lending agreements	58	113
Investments pledged for FHLBI	800	450
Total increase (decrease) in payables for collateral on investments	$(1,411)	$1,977

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	10	-	-	-	10
Equity securities	1	-	-	-	1
Total gross secured borrowings	$299	$-	$-	$-	$299

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2022, our investment commitments were $2.6 billion, which included $1.4 billion of LPs, $787 million of private placement securities and $384 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2022, and December 31, 2021, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC with a fair value of $1.0 billion and $995 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $760 million and $910 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $19.7 billion and $21.7 billion, respectively, or 15% and 14%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.3 billion and $18.6 billion, respectively, or 11% and 12%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk. We assess these risks by continually identifying and monitoring changes in our exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and fixed indexed annuity products.

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

Commodity Contracts

We use commodity contracts to economically hedge certain investments that are closely tied to the changes in commodity values. The commodity contract is an over-the-counter contract that combines a purchase put/sold call to lock in a commodity price within a predetermined range in exchange for a net premium.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,134	$5	$222	$2,009	$98	$11
Foreign currency contracts (1)	4,281	598	8	3,979	283	51
Total cash flow hedges	6,415	603	230	5,988	381	62
Fair value hedges:
Interest rate contracts (1)	524	-	89	526	-	210
Non-Qualifying Hedges
Interest rate contracts (1)	89,687	596	579	82,786	897	176
Foreign currency contracts (1)	382	27	1	487	7	2
Equity market contracts (1)	94,377	4,598	1,813	92,278	6,461	2,108
Commodity contracts (1)	10	9	-	-	-	-
Credit contracts (1)	244	-	-	49	-	-
LPR ceded derivative (2)	-	215	-	-	318	-
Embedded derivatives:
GLB direct (3)	-	1,400	-	-	1,963	-
GLB ceded (3)	-	41	1,437	-	56	2,015
Reinsurance-related (4)	-	401	-	-	-	578
Indexed annuity and IUL contracts (3) (5)	-	440	3,366	-	528	6,131
Total derivative instruments	$191,639	$8,330	$7,515	$182,114	$10,611	$11,282

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2022
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$24,275	$29,824	$21,587	$16,659	$-	$92,345
Foreign currency contracts (2)	295	633	1,627	2,014	94	4,663
Equity market contracts	54,801	22,871	7,303	10	9,392	94,377
Commodity contracts	10	-	-	-	-	10
Credit contracts	-	244	-	-	-	244
Total derivative instruments
with notional amounts	$79,381	$53,572	$30,517	$18,683	$9,486	$191,639

(1)As of June 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of June 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$640	$764	$89	$211

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(307)	(69)
Foreign currency contracts	19	55
Change in foreign currency exchange rate adjustment	373	45
Change in DAC, VOBA, DSI and DFEL	4	(29)
Income tax benefit (expense)	(18)	(1)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Foreign currency contracts (1)	30	21
Foreign currency contracts (2)	4	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	(19)
Income tax benefit (expense)	(5)	-
Balance as of end-of-period	$291	$42

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2022			2021
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$82	$1,309	$2,051	$(172)	$1,510	$1,848
Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(58)	-	-	35	-
Derivatives designated as
hedging instruments	-	58	-	-	(35)	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	-	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	1	17	-	-	11	-

Non-Qualifying Hedges
Interest rate contracts	(625)	-	-	432	-	-
Foreign currency contracts	2	-	-	(1)	-	-
Equity market contracts	(1,588)	-	-	713	-	-
Commodity contracts	9	-	-	-	-	-
LPR ceded derivative	-	-	51	-	-	26
Embedded derivatives:
GLB	(1)	-	-	-	-	-
Reinsurance-related	432	-	-	(213)	-	-
Indexed annuity and IUL
contracts	2,177	-	-	(735)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2022			2021
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$347	$2,661	$4,250	$39	$2,957	$4,031

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(121)	-	-	(49)	-
Derivatives designated as						-
hedging instruments	-	121	-	-	49
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	4	30	-	(2)	21	-

Non-Qualifying Hedges
Interest rate contracts	(1,446)	-	-	(727)	-	-
Foreign currency contracts	3	-	-	(1)	-	-
Equity market contracts	(1,912)	-	-	1,955	-	-
Commodity contracts	9	-	-	-	-	-
LPR ceded derivative	-	-	103	-	-	76
Embedded derivatives:
GLB	-	-	-	3	-	-
Reinsurance-related	979	-	-	129	-	-
Indexed annuity and IUL
contracts	2,683	-	-	(1,329)	-	-

As of June 30, 2022, $93 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of June 30, 2022
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	6/20/2027	(3)	(4)	BBB+	4	$-	$244

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Maximum potential payout	$244	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$244	$-

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post less than $1 million of collateral as of June 30, 2022.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$677	$(1)	$2,346	$-
A+	2,489	(105)	2,762	(44)
A	126	-	456	-
	$3,292	$(106)	$5,564	$(44)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,469	$2,282	$7,751
Gross amounts offset	(2,379)	-	(2,379)
Net amount of assets (1)	3,090	2,282	5,372
Gross amounts not offset:
Cash collateral (2)	(3,090)	-	(3,090)
Non-cash collateral	-	-	-
Net amount	$-	$2,282	$2,282

Financial Liabilities
Gross amount of recognized liabilities	$241	$4,803	$5,044
Gross amounts offset	(84)	-	(84)
Net amount of liabilities	157	4,803	4,960
Gross amounts not offset:
Cash collateral (2)	(106)	-	(106)
Non-cash collateral	-	-	-
Net amount	$51	$4,803	$4,854

(1)Includes deferred premiums receivable (payable) of $(279) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $202 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 16% for the three and six months ended June 30, 2022, compared to 15% and 16%, respectively, for the corresponding periods in 2021. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and six months ended June 30, 2022 and 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$96,245	$117,503
Net amount at risk (2)	990	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$76	$102
Net amount at risk (2)	15	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$22,393	$28,788
Net amount at risk (2)	3,839	400
Average attained age of contract holders	73 years	73 years

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

	For the Six
	Months Ended
	June 30,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	202	14
Benefits paid	(21)	(11)
Balance as of end-of-period	$313	$124

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Asset Type
Domestic equity	$59,512	$77,290
International equity	16,410	21,223
Fixed income	37,845	45,231
Total	$113,767	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of June 30, 2022, and December 31, 2021.

8. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	2,014	1,932
Prior years:
Interest	81	81
All other incurred (1)	(149)	(170)
Total incurred	1,946	1,843
Paid related to:
Current year	(794)	(792)
Prior years	(1,052)	(953)
Total paid	(1,846)	(1,745)
Net balance as of end-of-period	6,233	5,881
Reinsurance recoverable	142	148
Balance as of end-of-period	$6,375	$6,029

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on the consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, legal proceedings against us. We believe it is unlikely the outcome of these disputes would have a material impact on the consolidated financial statements.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. On January 19, 2022, plaintiffs filed a renewed motion for preliminary approval of the class action settlement. The settlement consists of $92.5 million in pre-tax cash and a five-year cost of insurance rate freeze, among other terms. On February 3, 2022, the court preliminarily approved the class action settlement, and on June 29, 2022, the court conducted a final fairness hearing concerning the terms of the settlement, and granted final approval.

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

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order of the court in March 2018. Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL). Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs seek to represent classes of policyholders and seek damages on their behalf. We are vigorously defending this matter.

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

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July, 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling, and on June 6, 2022, oral argument was held.

10. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,315	$8,993
Unrealized holding gains (losses) arising during the period	(19,013)	(3,175)
Change in foreign currency exchange rate adjustment	(371)	(37)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	6,039	1,362
Income tax benefit (expense)	2,850	395
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(4)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	3	9
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(4,179)	$7,533
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Unrealized holding gains (losses) arising during the period	(288)	(14)
Change in foreign currency exchange rate adjustment	373	45
Change in DAC, VOBA, DSI and DFEL	4	(29)
Income tax benefit (expense)	(18)	(1)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	35	20
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	(19)
Income tax benefit (expense)	(5)	-
Balance as of end-of-period	$291	$42
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(11)	$(14)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(11)	$(14)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(4)	$(3)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	3	9	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(1)	6	Income (loss) before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(1)	$5	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Foreign currency contracts	30	21	Net investment income
Foreign currency contracts	4	(2)	Realized gain (loss)
Total gross reclassifications	35	20
Associated amortization of DAC,
VOBA, DSI and DFEL	(10)	(19)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	25	1	Income (loss) before taxes
Income tax benefit (expense)	(5)	-	Federal income tax expense (benefit)
Reclassifications, net of income tax	$20	$1	Net income (loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Gross gains	$2	$4	$4	$14
Gross losses	(4)	(8)	(8)	(17)
Credit loss benefit (expense) (1)	(4)	1	(5)	(1)
Realized gain (loss) on equity securities (2)	(15)	20	(10)	31
Credit loss benefit (expense) on mortgage loans on real estate	(4)	13	14	36
Credit loss benefit (expense) on reinsurance-related assets	(1)	(5)	(5)	(4)
Other gain (loss) on investments	-	(1)	(4)	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	-	(5)	(7)	(10)
Total realized gain (loss) related to certain financial assets	(26)	19	(21)	51
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	185	(131)	460	88
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	35	8	147	40
Associated amortization of DAC, VOBA, DSI and DFEL	(38)	2	(93)	(11)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(66)	(62)	(130)	(113)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(8)	(16)	(16)
Total realized gain (loss)	$82	$(172)	$347	$39

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $(12) million and $24 million for the three months ended June 30, 2022 and 2021, respectively, and $(5) million and $34 million for the six months ended June 30, 2022 and 2021, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(14) million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $(17) million and less than $1 million for the six months ended June 30, 2022 and 2021, respectively.

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

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$103,002	$103,002	$117,511	$117,511
Trading securities	3,778	3,778	4,427	4,427
Equity securities	345	345	314	314
Mortgage loans on real estate	17,830	16,903	17,893	18,599
Derivative investments (1)	3,370	3,370	5,437	5,437
Other investments	3,748	3,748	3,439	3,439
Cash and invested cash	1,277	1,277	2,331	2,331
Other assets:
GLB direct embedded derivatives	1,400	1,400	1,963	1,963
GLB ceded embedded derivatives	41	41	56	56
Reinsurance-related embedded derivatives	401	401	-	-
Indexed annuity ceded embedded derivatives	440	440	528	528
LPR ceded derivative	215	215	318	318
Separate account assets	145,791	145,791	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(3,366)	(3,366)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,801)	(1,801)	(1,788)	(1,788)
Account values of certain investment contracts	(41,960)	(36,969)	(41,164)	(47,828)
Short-term debt	(698)	(698)	(1,084)	(1,084)
Long-term debt	(2,267)	(2,275)	(2,334)	(2,675)
Reinsurance-related embedded derivatives	-	-	(578)	(578)
Other liabilities:
Derivative liabilities (1)	(249)	(249)	(249)	(249)
GLB ceded embedded derivatives	(1,437)	(1,437)	(2,015)	(2,015)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with modified coinsurance agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services. We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs, mortgage loans electing the fair value option are classified as Level 3 within the fair value hierarchy.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Fair value	$528	$739
Aggregate contractual principal	547	742

As of June 30, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$74,717	$8,531	$83,248
U.S. government bonds	365	21	-	386
State and municipal bonds	-	5,326	-	5,326
Foreign government bonds	-	303	37	340
RMBS	-	1,991	1	1,992
CMBS	-	1,549	-	1,549
ABS	-	8,552	1,153	9,705
Hybrid and redeemable preferred securities	44	313	99	456
Trading securities	-	3,158	620	3,778
Equity securities	13	187	145	345
Mortgage loans on real estate	-	-	528	528
Derivative investments (1)	-	5,384	449	5,833
Other investments – short-term investments	-	132	-	132
Cash and invested cash	-	1,277	-	1,277
Other assets:
GLB direct embedded derivatives	-	-	1,400	1,400
GLB ceded embedded derivatives	-	-	41	41
Reinsurance-related embedded derivatives	-	401	-	401
Indexed annuity ceded embedded derivatives	-	-	440	440
LPR ceded derivative	-	-	215	215
Separate account assets	392	145,398	-	145,790
Total assets	$814	$248,709	$13,659	$263,182

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,366)	$(3,366)
Other liabilities:
Derivative liabilities (1)	-	(2,266)	(446)	(2,712)
GLB ceded embedded derivatives	-	-	(1,437)	(1,437)
Total liabilities	$-	$(2,266)	$(5,249)	$(7,515)

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

	For the Three Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,948	$-	$(651)	$254	$(20)	$8,531
Foreign government bonds	40	-	(3)	-	-	37
RMBS	13	-	-	-	(12)	1
CMBS	17	-	-	-	(17)	-
ABS	988	-	(33)	266	(68)	1,153
Hybrid and redeemable preferred
securities	94	-	5	-	-	99
Trading securities	797	(29)	-	(148)	-	620
Equity securities	98	15	-	32	-	145
Mortgage loans on real estate	537	(12)	(5)	8	-	528
Derivative investments	3	-	-	-	-	3
Other assets:
GLB direct embedded derivatives (3)	1,880	(480)	-	-	-	1,400
GLB ceded embedded derivatives (3)	42	(1)	-	-	-	41
Indexed annuity ceded embedded
derivatives (3)	493	(113)	-	60	-	440
LPR ceded derivative (4)	266	(51)	-	-	-	215
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(5,574)	2,290	-	(82)	-	(3,366)
Other liabilities – GLB ceded embedded
derivatives (3)	(1,917)	480	-	-	-	(1,437)
Total, net	$6,725	$2,099	$(687)	$390	$(117)	$8,410

	For the Three Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,772	$1	$69	$206	$(1)	$8,047
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	66	-	-	14	(37)	43
RMBS	1	-	-	-	-	1
CMBS	1	-	-	8	-	9
ABS	688	1	3	99	(162)	629
Hybrid and redeemable preferred
securities	84	-	10	6	-	100
Trading securities	715	2	-	(64)	(23)	630
Equity securities	59	19	-	1	-	79
Mortgage loans on real estate	874	4	1	(61)	-	818
Derivative investments	2,661	(2)	-	-	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	1,831	(64)	-	-	-	1,767
GLB ceded embedded derivatives (3)	42	11	-	-	-	53
Indexed annuity ceded embedded
derivatives (3)	527	-	-	-	(527)	-
LPR ceded derivative (4)	268	26		-	-	294
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(4,170)	-	-	-	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(1,869)	53	-	-	-	(1,816)
Total, net	$9,555	$51	$83	$204	$762	$10,655

	For the Six Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(1,002)	$617	$114	$8,531
Foreign government bonds	41	-	(4)	-	-	37
RMBS	3	-	-	12	(14)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(60)	453	(110)	1,153
Hybrid and redeemable preferred
securities	90	-	9	-	-	99
Trading securities	828	(58)	-	(146)	(4)	620
Equity securities	91	30	-	24	-	145
Mortgage loans on real estate	739	(15)	(6)	(190)	-	528
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
GLB direct embedded derivatives (3)	1,963	(563)	-	-	-	1,400
GLB ceded embedded derivatives (3)	56	(15)	-	-	-	41
Indexed annuity ceded embedded
derivatives (3)	528	(166)	-	78	-	440
LPR ceded derivative (4)	318	(103)	-	-	-	215
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	2,849	-	(84)	-	(3,366)
Other liabilities – GLB ceded embedded
derivatives (3)	(2,015)	578	-	-	-	(1,437)
Total, net	$6,203	$2,541	$(1,069)	$781	$(46)	$8,410

	For the Six Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$2	$(52)	$364	$(28)	$8,047
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(8)	14	(37)	43
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	8	-	9
ABS	570	1	(4)	282	(220)	629
Hybrid and redeemable preferred
securities	103	-	11	(14)	-	100
Trading securities	643	(1)	-	2	(14)	630
Equity securities	57	26	-	(4)	-	79
Mortgage loans on real estate	832	6	4	(24)	-	818
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	450	1,317	-	-	-	1,767
GLB ceded embedded derivatives (3)	82	(29)	-	-	-	53
Indexed annuity ceded embedded
derivatives (3)	550	32	-	(55)	(527)	-
LPR ceded derivative (4)	-	(24)	-	-	318	294
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,285)	-	-	-	(1,816)
Total, net	$8,547	$668	$(49)	$486	$1,003	$10,655

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$443	$(74)	$(4)	$(85)	$(26)	$254
ABS	305	-	-	(39)	-	266
Trading securities	92	(88)	-	(152)	-	(148)
Equity securities	32	-	-	-	-	32
Mortgage loans on real estate	9	-	-	(1)	-	8
Other assets – indexed annuity ceded
embedded derivatives	20	-	-	40	-	60
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(100)	-	-	18	-	(82)
Total, net	$801	$(162)	$(4)	$(219)	$(26)	$390

	For the Three Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$417	$(45)	$(6)	$(160)	$-	$206
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	168	-	-	(69)	-	99
Hybrid and redeemable preferred
securities	6	-	-	-	-	6
Trading securities	36	(5)	-	(95)	-	(64)
Equity securities	2	(1)	-	-	-	1
Mortgage loans on real estate	9	(66)	(4)	-	-	(61)
Total, net	$660	$(117)	$(15)	$(324)	$-	$204

	For the Six Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$898	$(98)	$(24)	$(128)	$(31)	$617
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	555	-	-	(95)	(7)	453
Trading securities	271	(220)	-	(197)	-	(146)
Equity securities	32	(8)	-	-	-	24
Mortgage loans on real estate	12	-	-	(202)	-	(190)
Other assets – indexed annuity ceded
embedded derivatives	38	-	-	40	-	78
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(228)	-	-	144	-	(84)
Total, net	$1,607	$(326)	$(24)	$(438)	$(38)	$781

	For the Six Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$721	$(73)	$(21)	$(246)	$(17)	$364
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	368	-	-	(86)	-	282
Hybrid and redeemable preferred
securities	6	(20)	-	-	-	(14)
Trading securities	124	(9)	-	(113)	-	2
Equity securities	5	(9)	-	-	-	(4)
Mortgage loans on real estate	81	(101)	(4)	-	-	(24)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$1,396	$(336)	$(212)	$(345)	$(17)	$486

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Trading securities (1)	$(28)	$3	$(58)	$-
Equity securities (1)	14	22	32	28
Mortgage loans on real estate (1)	(12)	4	(15)	8
Derivative investments (1)	1	-	3	-
Other assets – LPR ceded derivative (2)	(51)	26	(103)	(24)
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(26)	-	58	-
Other assets – GLB direct and ceded	(284)	153	(178)	1,698
Other liabilities – GLB ceded	283	(153)	178	(1,695)
Total, net	$(103)	$55	$(83)	$15

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(651)	$65	$(1,005)	$(57)
Foreign government bonds	(3)	-	(5)	(8)
ABS	(34)	3	(62)	(4)
Hybrid and redeemable preferred
securities	5	11	10	12
Mortgage loans on real estate	(5)	-	(6)	3
Total, net	$(688)	$79	$(1,068)	$(54)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2022			June 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$32	$(52)	$(20)	$-	$(1)	$(1)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(12)	(12)	-	-	-
CMBS	-	(17)	(17)	-	-	-
ABS	1	(69)	(68)	-	(162)	(162)
Trading securities	-	-	-	-	(23)	(23)
Derivative investments	-	-	-	-	(2,658)	(2,658)
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	-	(527)	(527)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	-	4,170	4,170
Total, net	$33	$(150)	$(117)	$-	$762	$762

1
	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2022			June 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$228	$(114)	$114	$11	$(39)	$(28)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(14)	(14)	-	(1)	(1)
CMBS	-	(17)	(17)	-	-	-
ABS	1	(111)	(110)	-	(220)	(220)
Trading securities	-	(4)	(4)	12	(26)	(14)
Derivative investments	-	(15)	(15)	-	(2,658)	(2,658)
Other assets:
Indexed annuity ceded embedded
derivatives	-	-	-	-	(527)	(527)
LPR ceded derivative	-	-	-	318	-	318
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	-	4,170	4,170
Total, net	$229	$(275)	$(46)	$341	$662	$1,003

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,272	Discounted cash flow	Liquidity/duration adjustment (2)	0.8%	-	5.5%	2.0%
Foreign government
bonds	37	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	6.5%	5.4%
ABS	16	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	-	2.0%	2.0%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.1%	-	4.5%	4.2%
Other assets:
GLB direct and ceded
embedded derivatives	1,441	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.25%	-	2.11%	1.53%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.08%

Indexed annuity ceded
embedded derivatives	440	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)

LPR ceded derivative	215	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.25%	-	2.11%	1.52%
			Mortality rate (7)			(9)	(10)

Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(3,476)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(1,437)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.25%	-	2.11%	1.53%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.08%

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

•Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders and VUL products with secondary guarantees (“benefit ratio unlocking”);

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

•Amortization of DFEL arising from changes in benefit ratio unlocking; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Operating revenues:
Annuities	$1,063	$1,136	$2,187	$2,233
Retirement Plan Services	311	329	624	651
Life Insurance	1,697	1,911	3,411	3,730
Group Protection	1,323	1,246	2,626	2,500
Other Operations	29	38	62	73
Excluded realized gain (loss), pre-tax	31	(225)	240	(63)
Total revenues	$4,454	$4,435	$9,150	$9,124

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$350	$320	$698	$618
Retirement Plan Services	51	59	103	112
Life Insurance	61	252	79	295
Group Protection	59	46	18	20
Other Operations	(67)	(40)	(130)	(82)
Excluded realized gain (loss), after-tax	25	(178)	190	(50)
Benefit ratio unlocking, after-tax	(23)	3	(33)	13
Net income (loss)	$456	$462	$925	$926

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s Narrative Analysis (“MNA”) of the results of operations for the three and six months ended June 30, 2022, compared with the corresponding periods in 2021 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

•Weak general economic and business conditions that may affect demand for our products, account values, investment results and claims experience;

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

•Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;

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

•Changes in our assumptions related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) or deferred front-end loads (“DFEL”);

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

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the third quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the third quarter of 2022.

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

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, the Federal Reserve announced three additional increases to the federal funds rate target range through July 2022, when it set the range at 2.25% to 2.50% and stated that it anticipates ongoing increases through the remainder of 2022 to combat inflation. Additionally, the Federal Reserve announced that it will continue the reduction it started in June 2022 of its holdings of Treasury securities, agency debt and agency mortgage-backed securities. Although short-term interest rates have been rising in 2022, we continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued historically low interest rate environment.

We have provided disclosures around interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals,” “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Annual Assumption

Review – Long-Term New Money Investment Yield Sensitivity” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

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

If we had unlocked our RTM assumption as of June 30, 2022, we would have recorded unfavorable unlocking of approximately $35 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2021 Form 10-K and Note 12 herein.

Derivatives

For information on our accounting policies for derivatives, see Note 5 herein. For information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL as well as our reserves and embedded derivatives. For more information on our comprehensive review, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Annual Assumption Review” and Note 1 in our 2021 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$350	$320	$698	$618
Retirement Plan Services	51	59	103	112
Life Insurance	61	252	79	295
Group Protection	59	46	18	20
Other Operations	(67)	(40)	(130)	(82)
Excluded realized gain (loss), after-tax	25	(178)	190	(50)
Benefit ratio unlocking, after-tax	(23)	3	(33)	13
Net income (loss)	$456	$462	$925	$926

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Net income decreased due primarily to the following:

•Higher benefits due to growth in business in force.

•Lower investment income on alternative investments.

•Lower fee income driven by lower average daily variable account values.

•Unfavorable benefit ratio unlocking driven by equity market performance.

The decrease in net income was partially offset by the following:

•Higher realized gains.

•Lower expenses driven by lower amortization expense, equity market performance and lower production performance, partially offset by higher Spark program expense as part of our Spark Initiative.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$25	$27	$55	$59
Fee income	553	625	1,152	1,224
Net investment income	320	328	661	636
Operating realized gain (loss) (2)	51	53	105	103
Amortization of deferred gain on
business sold through reinsurance	6	6	13	12
Other revenues (3)	108	97	201	199
Total operating revenues	1,063	1,136	2,187	2,233
Operating Expenses
Interest credited	210	199	416	398
Benefits (1)	73	55	133	115
Commissions and other expenses	367	505	814	984
Total operating expenses	650	759	1,363	1,497
Income (loss) from operations before taxes	413	377	824	736
Federal income tax expense (benefit)	63	57	126	118
Income (loss) from operations	$350	$320	$698	$618

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

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Income from operations for this segment increased due primarily to lower commissions and other expenses due to lower amortization and lower incentive compensation expense as a result of production performance.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by lower average daily variable account values.

•Higher benefits driven by an increase in the growth of our GLB and GDB benefit reserves due to market performance.

The increase in income from operations for the three months ended June 30, 2022, was also partially offset by lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

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

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and six months ended June 30, 2022, and 8% for the corresponding periods in 2021.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction” above.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Fee income	$63	$72	$131	$142
Net investment income	239	248	474	493
Other revenues (1)	9	9	19	16
Total operating revenues	311	329	624	651
Operating Expenses
Interest credited	156	155	308	309
Benefits	1	1	1	1
Commissions and other expenses	94	103	196	205
Total operating expenses	251	259	505	515
Income (loss) from operations before taxes	60	70	119	136
Federal income tax expense (benefit)	9	11	16	24
Income (loss) from operations	$51	$59	$103	$112

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values.

•Lower fee income driven by lower average daily account values.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by lower incentive compensation as a result of production performance and lower trail commissions resulting from lower average account values.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 9% and 10% for the three and six months ended June 30, 2022, respectively, and 10% for the corresponding periods in 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% as of June 30, 2022 and 2021. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction” above.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$224	$193	$431	$372
Fee income	829	903	1,664	1,758
Net investment income	632	810	1,289	1,585
Operating realized gain (loss) (2)	-	-	2	(1)
Amortization of deferred gain (loss) on
business sold through reinsurance	11	1	22	3
Other revenues	1	4	3	13
Total operating revenues	1,697	1,911	3,411	3,730
Operating Expenses
Interest credited	324	367	644	731
Benefits	1,021	901	2,103	2,051
Commissions and other expenses	280	329	579	586
Total operating expenses	1,625	1,597	3,326	3,368
Income (loss) from operations before taxes	72	314	85	362
Federal income tax expense (benefit)	11	62	6	67
Income (loss) from operations	$61	$252	$79	$295

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement and lower DFEL amortization.

•Higher benefits due to growth in business in force and favorable mortality experience in the second quarter of 2021.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to lower amortization and lower incentive compensation as a result of production performance.

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

Comparison of the Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement and lower DFEL amortization.

The decrease in income from operations was partially offset by the following:

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

•Lower commissions and other expenses due to lower incentive compensation as a result of production performance.

Additional Information

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life) to reinsure liabilities under a block of in-force executive benefit and universal life policies. For more information, see Note 8 in our 2021 Form 10-K. We expect an ongoing reduction in income from operations in future periods as a result of this reinsurance agreement.

While U.S. pandemic deaths have improved, we continue to expect elevated mortality in the third quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction – COVID-19 Pandemic” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1,187	$1,107	$2,356	$2,226
Net investment income	86	94	171	185
Other revenues (1)	50	45	99	89
Total operating revenues	1,323	1,246	2,626	2,500
Operating Expenses
Interest credited	2	1	3	3
Benefits	926	877	1,953	1,847
Commissions and other expenses	320	310	647	624
Total operating expenses	1,248	1,188	2,603	2,474
Income (loss) from operations before taxes	75	58	23	26
Federal income tax expense (benefit)	16	12	5	6
Income (loss) from operations	$59	$46	$18	$20

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended June 30, 2022 to 2021

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in the business and favorable persistency.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and higher severity in both our disability and life businesses, partially offset by lower incidence in our life business.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

•Higher commissions and other expenses driven by favorable persistency and investments in claims management to address higher claims volume and to improve ongoing operations, partially offset by lower incentive compensation as a result of production performance.

Comparison of the Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by growth in the business, higher severity in both our disability and life businesses and higher disability incidence, partially offset by lower incidence in our life business.

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations and by favorable persistency, partially offset by lower incentive compensation as a result of production performance.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additional Information

Our total loss ratio for the three and six months ended June 30, 2022, was 78.2% and 83.0%, respectively, compared to 79.3% and 83.1% for the corresponding periods in 2021, respectively. We continue to expect morbidity headwinds in our disability business and elevated mortality in our life business attributable to the COVID-19 pandemic in the third quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1	$1	$2	$1
Net investment income	32	30	66	58
Other revenues	(4)	7	(6)	14
Total operating revenues	29	38	62	73
Operating Expenses
Interest credited	9	10	21	22
Benefits	19	18	36	33
Other expenses	2	14	20	33
Interest and debt expense	31	28	60	57
Spark program expense	44	21	75	35
Total operating expenses	105	91	212	180
Income (loss) from operations before taxes	(76)	(53)	(150)	(107)
Federal income tax expense (benefit)	(9)	(13)	(20)	(25)
Income (loss) from operations	$(67)	$(40)	$(130)	$(82)

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Loss from operations for Other Operations increased due primarily to the following:

•Higher Spark program expense as part of our Spark Initiative.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the three and six months ended June 30, 2022, compared to an increase during the corresponding periods in 2021.

•Less favorable income tax benefit driven by unfavorable market impacts on tax preferred investment income.

•Higher interest and debt expense driven by an increase in average interest rates.

The increase in loss from operations was partially offset by the following:

•Lower other expenses due to the effect of changes in our stock price on our deferred compensation plans as LNC’s stock price decreased during the three and six months ended June 30, 2022, compared to an increase during the corresponding periods in 2021.

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$51	$53	$107	$102
Total excluded realized gain (loss)	31	(225)	240	(63)
Total realized gain (loss), pre-tax	$82	$(172)	$347	$39

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$(20)	$16	$(16)	$41
Realized gain (loss) on the mark-to-market on
certain instruments (2)	146	(105)	363	69
GLB fees ceded to LNBAR and attributed fees,
including benefit ratio unlocking	(99)	(95)	(207)	(170)
Indexed annuity forward-starting option	(3)	8	39	23
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	24	(176)	179	(37)
Less: benefit ratio unlocking on GDB
and GLB riders, after-tax	(1)	2	(11)	13
Total excluded realized gain (loss), after-tax	$25	$(178)	$190	$(50)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)Includes activity with LNBAR. The modified coinsurance investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the modified coinsurance investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 8 in our 2021 Form 10-K for more information regarding modified coinsurance.

Comparison of the Three Months Ended June 30, 2022 to 2021

We had realized gains compared to realized losses due primarily to the following:

•Gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

The realized gains were partially offset by losses related to certain financial assets driven by unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

Comparison of the Six Months Ended June 30, 2022 to 2021

We had realized gains compared to realized losses due primarily to the following:

•Higher gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

•Higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of equity market performance.

The realized gains were partially offset by:

•Losses related to certain financial assets driven by unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

•Increased losses related to GLB fees ceded to LNBAR and attributed fees driven by increased policy holder guaranteed amounts resulting from market activity.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $3.1 billion and $(160) million for the six months ended June 30, 2022 and 2021, respectively.

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

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2022, we had a net outstanding receivable (payable) of $730 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.0 billion. As of June 30, 2022, LNL had outstanding borrowings of $3.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2022, we had securities pledged under securities lending agreements with a carrying value of $299 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2022, we were in a net collateral payable position of $3.2 billion compared to $5.5 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York and Voya Retirement Insurance and Annuity Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). On June 29, 2022, the court conducted a final fairness hearing concerning the terms of the settlement, and granted final approval.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York previously disclosed in our 2021 Form 10-K. On June 6, 2022, oral argument was held with respect to plaintiff’s appeal of the court’s July 2021 decision to grant, with prejudice, LLANY’s motion to dismiss.

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. We are vigorously defending this matter.

See Note 9 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

For the Quarter Ended June 30, 2022

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 8, 2022	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)