Form 10-Q
period 2022-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2022-11-07
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $110,323; 2021 - $104,526; allowance for credit losses: 2022 - $18; 2021 - $19)	$97,391	$117,511
Trading securities	3,527	4,427
Equity securities	427	314
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $495; 2021 - $739)	17,975	17,893
Policy loans	2,333	2,349
Derivative investments	3,624	5,437
Other investments	3,627	3,449
Total investments	128,904	151,380
Cash and invested cash	1,291	2,331
Deferred acquisition costs and value of business acquired	13,757	5,985
Premiums and fees receivable	582	580
Accrued investment income	1,238	1,157
Reinsurance recoverables, net of allowance for credit losses	24,256	22,755
Funds withheld reinsurance assets	501	517
Goodwill	1,144	1,778
Other assets	20,765	22,949
Separate account assets	137,295	182,583
Total assets	$329,733	$392,015

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$41,162	$40,416
Other contract holder funds	117,729	111,174
Short-term debt	771	1,084
Long-term debt	2,267	2,334
Reinsurance-related embedded derivatives	-	578
Funds withheld reinsurance liabilities	6,296	7,089
Payables for collateral on investments	6,855	8,936
Other liabilities	11,333	15,441
Separate account liabilities	137,295	182,583
Total liabilities	323,708	369,635

Contingencies and Commitments (See Note 10)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,114	11,950
Retained earnings	1,944	3,886
Accumulated other comprehensive income (loss)	(8,033)	6,544
Total stockholder’s equity	6,025	22,380
Total liabilities and stockholder’s equity	$329,733	$392,015

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Insurance premiums	$1,496	$1,341	$4,338	$3,999
Fee income	1,438	1,927	4,386	5,051
Net investment income	1,272	1,511	3,933	4,468
Realized gain (loss)	5	(24)	353	16
Amortization of deferred gain (loss) on business sold through reinsurance	17	8	52	22
Other revenues	135	149	451	480
Total revenues	4,363	4,912	13,513	14,036
Expenses
Interest credited	717	744	2,109	2,206
Benefits	4,498	1,840	8,748	5,871
Commissions and other expenses	1,208	1,839	3,482	4,272
Interest and debt expense	36	29	96	86
Spark program expense	44	22	118	57
Impairment of intangibles	634	-	634	-
Total expenses	7,137	4,474	15,187	12,492
Income (loss) before taxes	(2,774)	438	(1,674)	1,544
Federal income tax expense (benefit)	(487)	66	(312)	246
Net income (loss)	(2,287)	372	(1,362)	1,298
Other comprehensive income (loss), net of tax	(4,134)	(617)	(14,577)	(2,077)
Comprehensive income (loss)	$(6,421)	$(245)	$(15,939)	$(779)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Common Stock
Balance as of beginning-of-period	$12,020	$11,930	$11,950	$11,853
Capital contribution from Lincoln National Corporation	80	-	145	65
Stock compensation/issued for benefit plans	14	10	19	22
Balance as of end-of-period	12,114	11,940	12,114	11,940

Retained Earnings
Balance as of beginning-of-period	4,506	4,598	3,886	4,167
Net income (loss)	(2,287)	372	(1,362)	1,298
Dividends paid to Lincoln National Corporation	(275)	(300)	(580)	(795)
Balance as of end-of-period	1,944	4,670	1,944	4,670

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(3,899)	7,561	6,544	9,021
Other comprehensive income (loss), net of tax	(4,134)	(617)	(14,577)	(2,077)
Balance as of end-of-period	(8,033)	6,944	(8,033)	6,944
Total stockholder’s equity as of end-of-period	$6,025	$23,554	$6,025	$23,554

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,362)	$1,298
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(353)	(16)
Sales and maturities (purchases) of trading securities, net	164	219
Amortization of deferred gain (loss) on business sold through reinsurance	(52)	(22)
Impairment of intangibles	634	-
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	9	325
Premiums and fees receivable	(2)	(99)
Accrued investment income	(77)	(44)
Insurance liabilities and reinsurance-related balances	2,311	(300)
Accrued expenses	(375)	200
Federal income tax accruals	(301)	234
Cash management agreement	2,803	(1,367)
Other	480	(226)
Net cash provided by (used in) operating activities	3,879	202
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,961)	(11,756)
Sales of available-for-sale securities and equity securities	1,231	1,441
Maturities of available-for-sale securities	4,339	6,897
Purchases of alternative investments	(453)	(504)
Sales and repayments of alternative investments	380	258
Issuance of mortgage loans on real estate	(1,928)	(2,191)
Repayment and maturities of mortgage loans on real estate	1,866	1,267
Repayment (issuance) of policy loans, net	16	47
Net change in collateral on investments, derivatives and related settlements	(3,667)	2,132
Other	(83)	(181)
Net cash provided by (used in) investing activities	(10,260)	(2,590)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	145	65
Payment of long-term debt, including current maturities	(40)	(60)
Issuance (payment) of short-term debt	(313)	(14)
Payment related to sale-leaseback transactions	(52)	-
Proceeds from certain financing arrangements	53	50
Deposits of fixed account values, including the fixed portion of variable	11,054	9,136
Withdrawals of fixed account values, including the fixed portion of variable	(4,916)	(4,935)
Transfers from (to) separate accounts, net	12	(252)
Common stock issued for benefit plans	(21)	(12)
Dividends paid to Lincoln National Corporation	(580)	(795)
Other	(1)	(63)
Net cash provided by (used in) financing activities	5,341	3,120

Net increase (decrease) in cash, invested cash and restricted cash	(1,040)	732
Cash, invested cash and restricted cash as of beginning-of-year	2,331	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,291	$2,194

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

We continue to make progress in our implementation process that includes, but is not limited to, refining significant accounting policy decisions, employing appropriate internal controls, modifying actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures.

We currently estimate that, at the transition date of January 1, 2021, the adoption of this standard and related amendments will result in an increase to previously reported stockholder’s equity in an after-tax range of approximately $2.5 billion to $3.5 billion, including a decrease to previously reported retained earnings in an after-tax range of approximately $1.3 billion to $2.3 billion, and an increase to previously reported accumulated other comprehensive income (loss) (“AOCI”) in an after-tax range of approximately $4.3 billion to $5.3 billion.

We are continuing to evaluate the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we continue to progress with our implementation efforts.

The remeasurement of certain current benefits (e.g., guaranteed death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to non-performance risk (“NPR”), is expected to have the most significant impact to retained earnings.

The most significant drivers of the cumulative adjustment to AOCI are expected to be the NPR associated with the fair valued market risk benefits, the elimination of deferred acquisition costs (“DAC”) and DAC-like intangible balances recorded in AOCI related to changes in unrealized gains and losses on investments, and the changes in the discount rate assumption since the inception of the contracts to reflect the changes in the upper-medium-grade fixed-income instrument (single-A) interest rate for the liability for future policy benefits

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters (Continued)
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments associated with certain long-duration contracts.

The effect this standard adoption has on stockholder’s equity will be impacted by economic conditions, including fluctuations in both the capital markets and interest rates, as well as certain actuarial assumptions.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.8 billion as of September 30, 2022, and December 31, 2021.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,844	$593	$11,746	$7	$77,684
U.S. government bonds	382	6	31	-	357
State and municipal bonds	5,199	186	481	-	4,904
Foreign government bonds	369	16	54	-	331
RMBS	2,052	26	200	5	1,873
CMBS	1,780	-	238	-	1,542
ABS	11,335	34	1,023	5	10,341
Hybrid and redeemable preferred securities	362	28	30	1	359
Total fixed maturity AFS securities	$110,323	$889	$13,803	$18	$97,391

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,197	$11,569	$326	$17	$97,423
U.S. government bonds	348	54	2	-	400
State and municipal bonds	5,113	1,275	11	-	6,377
Foreign government bonds	365	63	5	-	423
RMBS	2,132	178	4	1	2,305
CMBS	1,542	62	14	-	1,590
ABS	8,433	127	54	-	8,506
Hybrid and redeemable preferred securities	396	103	11	1	487
Total fixed maturity AFS securities	$104,526	$13,431	$427	$19	$117,511

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,970	$2,937
Due after one year through five years	17,244	16,322
Due after five years through ten years	19,381	17,241
Due after ten years	55,561	47,135
Subtotal	95,156	83,635
Structured securities (RMBS, CMBS, ABS)	15,167	13,756
Total fixed maturity AFS securities	$110,323	$97,391

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$61,490	$10,502	$3,429	$1,244	$64,919	$11,746
U.S. government bonds	244	25	22	6	266	31
State and municipal bonds	1,921	445	96	36	2,017	481
Foreign government bonds	123	25	76	29	199	54
RMBS	1,475	193	33	7	1,508	200
CMBS	1,315	178	216	60	1,531	238
ABS	8,286	845	1,596	178	9,882	1,023
Hybrid and redeemable
preferred securities	95	6	67	24	162	30
Total fixed maturity AFS securities	$74,949	$12,219	$5,535	$1,584	$80,484	$13,803

Total number of fixed maturity AFS securities in an unrealized loss position						8,051

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,611	$230	$1,386	$96	$11,997	$326
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	498	10	19	1	517	11
Foreign government bonds	61	3	56	2	117	5
RMBS	261	3	20	1	281	4
CMBS	440	12	33	2	473	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,570	$308	$1,781	$119	$18,351	$427

Total number of fixed maturity AFS securities in an unrealized loss position						2,577

(1)As of September 30, 2022, and December 31, 2021, we recognized $8 million of gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$18,195	$6,892	2,149
Six months or greater, but less than nine months	394	266	78
Nine months or greater, but less than twelve months	1	-	2
Twelve months or greater	1	-	13
Total	$18,591	$7,158	2,242

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $13.4 billion for the nine months ended September 30, 2022. As discussed further below, we believe the unrealized loss position as of September 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.5 billion, respectively, and a fair value of $3.3 billion and $3.7 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$7	$3	$2	$12
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	-	2	1	3
Additions (reductions) for securities for which credit losses
were previously recognized	-	-	3	3
Balance as of end-of-period (2)	$7	$5	$6	$18

	For the Nine
	Months Ended
	September 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	2	2	1	5
Additions (reductions) for securities for which credit losses
were previously recognized	1	2	4	7
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$5	$6	$18

	For the Three
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$8	$1	$-	$9
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Balance as of end-of-period (2)	$16	$1	$-	$17

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of September 30, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,803	$1,214	$18,017	$17,068	$837	$17,905
30 to 59 days past due	-	12	12	15	21	36
60 to 89 days past due	-	5	5	-	5	5
90 or more days past due	-	28	28	-	29	29
Allowance for credit losses	(80)	(11)	(91)	(78)	(17)	(95)
Unamortized premium (discount)	(9)	34	25	(11)	27	16
Mark-to-market gains (losses) (1)	(21)	-	(21)	(3)	-	(3)
Total carrying value	$16,693	$1,282	$17,975	$16,991	$902	$17,893

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% and 26% of commercial mortgage loans on real estate as of September 30, 2022, and December 31, 2021, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of September 30, 2022, and December 31, 2021.

As of September 30, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 18% and 11% of residential mortgage loans on real estate, respectively. As of December 31, 2021, our residential mortgage loan portfolio had the largest concentrations in California and Florida, which accounted for 22% and 14% of residential mortgage loans on real estate, respectively.

As of September 30, 2022, and December 31, 2021, we had 64 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of September 30, 2022, and December 31, 2021, we had 42 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $19 million and $15 million, respectively.

As of September 30, 2022, and December 31, 2021, there were three and four specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $1 million.

As of September 30, 2022, and December 31, 2021, there were 36 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $14 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$13	$31	$16	$33
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	29	-	30
Total	$-	$29	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,338	2.16	$76	1.51	$1	1.57	$1,415
2021	2,341	3.05	73	1.52	-	-	2,414
2020	1,287	2.98	18	1.54	-	-	1,305
2019	2,667	2.12	103	1.54	-	-	2,770
2018	2,169	2.13	141	1.54	14	0.54	2,324
2017 and prior	6,392	2.37	173	1.55	1	1.06	6,566
Total	$16,194		$584		$16		$16,794

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,361	3.05	$136	1.74	$-	-	$2,497
2020	1,349	3.02	144	2.06	-	-	1,493
2019	2,875	2.14	187	1.42	-	-	3,062
2018	2,272	2.13	168	1.59	15	1.02	2,455
2017	1,648	2.33	149	1.74	27	0.83	1,824
2016 and prior	5,543	2.41	171	1.76	27	1.08	5,741
Total	$16,048		$955		$69		$17,072

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$423	$-	$423
2021	542	5	547
2020	95	2	97
2019	134	18	152
2018	70	4	74
2017 and prior	-	-	-
Total	$1,264	$29	$1,293

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$72	$9	$81
Additions (reductions) from provision for credit loss expense (1)	8	2	10
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Nine
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	2	(6)	(4)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Three
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$155	$14	$169
Additions (reductions) from provision for credit loss expense (1)	(41)	2	(39)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$114	$16	$130

	For the Nine
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(72)	(1)	(73)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$114	$16	$130

(1)We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2022 and 2021. We recognized less than $1 million and $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the nine months ended September 30, 2022 and 2021, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $50 million as of September 30, 2022 and 2021, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2022, and December 31, 2021, alternative investments included investments in 323 and 305 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$-	$(8)	$(2)	$(9)
RMBS	(2)	-	(4)	-
ABS	(3)	-	(5)	-
Gross credit loss benefit (expense)	(5)	(8)	(11)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	-
Net credit loss benefit (expense)	$(5)	$(8)	$(11)	$(9)

(1)DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,425	$3,425	$5,565	$5,565
Securities pledged under securities lending agreements (2)	300	289	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,130	3,911	3,130	4,876
Total payables for collateral on investments	$6,855	$7,625	$8,936	$10,676

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Collateral payable for derivative investments	$(2,140)	$1,978
Securities pledged under securities lending agreements	59	185
Total increase (decrease) in payables for collateral on investments	$(2,081)	$2,163

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$298	$-	$-	$-	$298
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$300	$-	$-	$-	$300

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2022, our investment commitments were $2.7 billion, which included $1.6 billion of LPs, $690 million of private placement securities and $339 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2022, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and by the Federal National Mortgage Association with a fair value of $1.0 billion and $709 million, respectively, or 1% of total investments. As of December 31, 2021, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and by the Federal Home Loan Mortgage Corporation with a fair value of $995 million and $910 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $18.9 billion and $21.7 billion, respectively, or 15% and 14%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.1 billion and $18.6 billion, respectively, or 11% and 12%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity, fixed indexed annuity, IUL and VUL products.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and VUL products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,740	$2	$303	$2,009	$98	$11
Foreign currency contracts (1)	4,323	959	4	3,979	283	51
Total cash flow hedges	6,063	961	307	5,988	381	62
Fair value hedges:
Interest rate contracts (1)	524	1	47	526	-	210
Non-Qualifying Hedges
Interest rate contracts (1)	98,366	957	955	82,786	897	176
Foreign currency contracts (1)	504	51	5	487	7	2
Equity market contracts (1)	91,675	4,950	2,262	92,278	6,461	2,108
Commodity contracts (1)	10	15	11	-	-	-
Credit contracts (1)	258	-	-	49	-	-
LPR ceded derivative (2)	-	191	-	-	318	-
Embedded derivatives:
GLB direct (3)	-	1,442	-	-	1,963	-
GLB ceded (3)	-	37	1,475	-	56	2,015
Reinsurance-related (4)	-	783	-	-	-	578
Indexed annuity and IUL contracts (3) (5)	-	456	3,194	-	528	6,131
Total derivative instruments	$197,400	$9,844	$8,256	$182,114	$10,611	$11,282

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2022
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$30,996	$30,208	$21,979	$17,447	$-	$100,630
Foreign currency contracts (2)	321	707	1,710	1,892	197	4,827
Equity market contracts	50,962	22,177	7,741	10	10,785	91,675
Commodity contracts	10	-	-	-	-	10
Credit contracts	-	6	252	-	-	258
Total derivative instruments
with notional amounts	$82,289	$53,098	$31,682	$19,349	$10,982	$197,400

(1)As of September 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of September 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$597	$764	$47	$211

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(392)	(58)
Foreign currency contracts	178	113
Change in foreign currency exchange rate adjustment	623	129
Change in DAC, VOBA, DSI and DFEL	28	-
Income tax benefit (expense)	(92)	(40)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Foreign currency contracts (1)	48	34
Foreign currency contracts (2)	29	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(9)	(1)
Income tax benefit (expense)	(14)	(7)
Balance as of end-of-period	$530	$160

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2022			2021
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$5	$1,272	$4,498	$(24)	$1,511	$1,840
Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(42)	-	-	(10)	-
Derivatives designated as
hedging instruments	-	42	-	-	10	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	25	19	-	-	13	-

Non-Qualifying Hedges
Interest rate contracts	(552)	-	-	(149)	-	-
Foreign currency contracts	4	-	-	-	-	-
Equity market contracts	(188)	-	-	387	-	-
Commodity contracts	(6)	-	-	-	-	-
Credit contracts	(2)	-	-	-	-	-
LPR ceded derivative	-	-	24	-	-	1
Embedded derivatives:
Reinsurance-related	382	-	-	37	-	-
Indexed annuity and IUL
contracts	347	-	-	33	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2022			2021
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$353	$3,933	$8,748	$16	$4,468	$5,871

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(164)	-	-	(59)	-
Derivatives designated as						-
hedging instruments	-	164	-	-	59
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	-	-	2	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	29	48	-	(2)	34	-

Non-Qualifying Hedges
Interest rate contracts	(1,998)	-	-	(876)	-	-
Foreign currency contracts	6	-	-	(1)	-	-
Equity market contracts	(2,100)	-	-	2,342	-	-
Commodity contracts	4	-	-	-	-	-
Credit contracts	(2)	-	-	-	-	-
LPR ceded derivative	-	-	127	-	-	77
Embedded derivatives:
GLB	-	-	-	3	-	-
Reinsurance-related	1,361	-	-	166	-	-
Indexed annuity and IUL
contracts	3,030	-	-	(1,296)	-	-

As of September 30, 2022, $70 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2022, and December 31, 2021, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$614	$(6)	$2,346	$-
A+	2,758	(143)	2,762	(44)
A	47	-	456	-
	$3,419	$(149)	$5,564	$(44)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,482	$2,718	$9,200
Gross amounts offset	(3,157)	-	(3,157)
Net amount of assets (1)	3,325	2,718	6,043
Gross amounts not offset:
Cash collateral (2)	(3,325)	-	(3,325)
Non-cash collateral	-	-	-
Net amount	$-	$2,718	$2,718

Financial Liabilities
Gross amount of recognized liabilities	$294	$4,669	$4,963
Gross amounts offset	(154)	-	(154)
Net amount of liabilities	140	4,669	4,809
Gross amounts not offset:
Cash collateral (2)	(140)	-	(140)
Non-cash collateral	-	-	-
Net amount	$-	$4,669	$4,669

(1)Includes deferred premiums receivable (payable) of $(299) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $94 million and excess cash collateral pledged of $9 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 19% for the three and nine months ended September 30, 2022, respectively, compared to 15% and 16%, respectively, for the corresponding periods in 2021. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and nine months ended September 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three and nine months ended September 30, 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Nine Months Ended September 30, 2022
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Retirement Plan Services	20	-	20	-	20
Life Insurance	2,186	(1,552)	634	(634)	-
Group Protection	684	-	684	-	684
Total goodwill	$3,930	$(2,152)	$1,778	$(634)	$1,144

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

As a result of the current capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which includes updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represents a write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter, there were not indicators of impairment for our remaining reporting units (Annuities, Retirement Plan Services and Group Protection). During the fourth quarter, we will perform our annual quantitative goodwill impairment test as of October 1, 2022, on these other reporting units.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$91,411	$117,503
Net amount at risk (2)	2,035	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$69	$102
Net amount at risk (2)	16	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$20,910	$28,788
Net amount at risk (2)	4,701	400
Average attained age of contract holders	73 years	73 years

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

	For the Nine
	Months Ended
	September 30,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	262	31
Benefits paid	(38)	(16)
Balance as of end-of-period	$356	$136

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Asset Type
Domestic equity	$56,039	$77,290
International equity	15,161	21,223
Fixed income	35,512	45,231
Total	$106,712	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 38% and 37% of total life insurance in-force reserves as of September 30, 2022, and December 31, 2021, respectively.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	2,972	2,999
Prior years:
Interest	123	112
All other incurred (1)	(206)	(284)
Total incurred	2,889	2,827
Paid related to:
Current year	(1,362)	(1,393)
Prior years	(1,363)	(1,222)
Total paid	(2,725)	(2,615)
Net balance as of end-of-period	6,297	5,995
Reinsurance recoverable	144	145
Balance as of end-of-period	$6,441	$6,140

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, for some of these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on the consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion. We are vigorously defending this matter.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion. We are vigorously defending this matter.

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

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On August 26, 2022, LNL filed a motion to dismiss. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July, 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and has set a briefing schedule.

11. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,315	$8,993
Unrealized holding gains (losses) arising during the period	(25,927)	(4,049)
Change in foreign currency exchange rate adjustment	(621)	(123)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	7,632	1,360
Income tax benefit (expense)	4,040	599
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(9)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(18)
Income tax benefit (expense)	3	5
Balance as of end-of-period	$(8,552)	$6,798
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42
Unrealized holding gains (losses) arising during the period	(214)	55
Change in foreign currency exchange rate adjustment	623	129
Change in DAC, VOBA, DSI and DFEL	28	-
Income tax benefit (expense)	(92)	(40)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	78	34
Associated amortization of DAC, VOBA, DSI and DFEL	(9)	(1)
Income tax benefit (expense)	(14)	(7)
Balance as of end-of-period	$530	$160
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(11)	$(14)
Adjustment arising during the period	-	-
Balance as of end-of-period	$(11)	$(14)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(9)	$(5)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(3)	(18)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(12)	(23)	Income (loss) before taxes
Income tax benefit (expense)	3	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(9)	$(18)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Foreign currency contracts	48	34	Net investment income
Foreign currency contracts	29	(2)	Realized gain (loss)
Total gross reclassifications	78	34
Associated amortization of DAC,
VOBA, DSI and DFEL	(9)	(1)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	69	33	Income (loss) before taxes
Income tax benefit (expense)	(14)	(7)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$55	$26	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Gross gains	$10	$1	$14	$15
Gross losses	(14)	(3)	(23)	(20)
Credit loss benefit (expense) (1)	(5)	(8)	(11)	(9)
Realized gain (loss) on equity securities (2)	6	4	(4)	35
Credit loss benefit (expense) on mortgage loans on real estate	(9)	40	4	77
Credit loss benefit (expense) on reinsurance-related assets (3)	(131)	(2)	(136)	(6)
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	250	23	710	111
Other gain (loss) on investments	(26)	(1)	(28)	-
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(6)	(9)	(12)	(19)
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	75	45	514	184
Indexed annuity and IUL contracts net derivative results: (6)
Gross gain (loss)	(15)	(24)	132	16
Associated amortization of DAC, VOBA, DSI and DFEL	18	19	(75)	9
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(66)	(56)	(195)	(168)
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(8)	(23)	(25)
Total realized gain (loss)	$5	$(24)	$353	$16

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $5 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $1 million and $37 million for the nine months ended September 30, 2022 and 2021, respectively.

(3)In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $324 million and $188 million as of September 30, 2022, and December 31, 2021, respectively. The increase was attributable to updates to policyholder behavior assumptions that impacted ceded reserves.

(4)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(5)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $(18) million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.

(6)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$97,391	$97,391	$117,511	$117,511
Trading securities	3,527	3,527	4,427	4,427
Equity securities	427	427	314	314
Mortgage loans on real estate	17,975	16,348	17,893	18,599
Derivative investments (1)	3,624	3,624	5,437	5,437
Other investments	3,618	3,618	3,439	3,439
Cash and invested cash	1,291	1,291	2,331	2,331
Other assets:
GLB direct embedded derivatives	1,442	1,442	1,963	1,963
GLB ceded embedded derivatives	37	37	56	56
Reinsurance-related embedded derivatives	783	783	-	-
Indexed annuity ceded embedded derivatives	456	456	528	528
LPR ceded derivative	191	191	318	318
Separate account assets	137,295	137,295	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(3,194)	(3,194)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,739)	(1,739)	(1,788)	(1,788)
Account values of certain investment contracts	(42,895)	(35,115)	(41,164)	(47,828)
Short-term debt	(771)	(771)	(1,084)	(1,084)
Long-term debt	(2,267)	(2,194)	(2,334)	(2,675)
Reinsurance-related embedded derivatives	-	-	(578)	(578)
Other liabilities:
Derivative liabilities (1)	(276)	(276)	(249)	(249)
GLB ceded embedded derivatives	(1,475)	(1,475)	(2,015)	(2,015)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Fair value	$495	$739
Aggregate contractual principal	516	742

As of September 30, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$69,714	$7,970	$77,684
U.S. government bonds	337	20	-	357
State and municipal bonds	-	4,904	-	4,904
Foreign government bonds	-	297	34	331
RMBS	-	1,863	10	1,873
CMBS	-	1,542	-	1,542
ABS	-	9,250	1,091	10,341
Hybrid and redeemable preferred securities	43	258	58	359
Trading securities	-	2,925	602	3,527
Equity securities	13	246	168	427
Mortgage loans on real estate	-	-	495	495
Derivative investments (1)	-	6,299	636	6,935
Other investments – short-term investments	-	99	-	99
Cash and invested cash	-	1,291	-	1,291
Other assets:
GLB direct embedded derivatives	-	-	1,442	1,442
GLB ceded embedded derivatives	-	-	37	37
Reinsurance-related embedded derivatives	-	783	-	783
Indexed annuity ceded embedded derivatives	-	-	456	456
LPR ceded derivative	-	-	191	191
Separate account assets	420	136,875	-	137,295
Total assets	$813	$236,366	$13,190	$250,369

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,194)	$(3,194)
Other liabilities:
Derivative liabilities (1)	-	(2,956)	(631)	(3,587)
GLB ceded embedded derivatives	-	-	(1,475)	(1,475)
Total liabilities	$-	$(2,956)	$(5,300)	$(8,256)

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

	For the Three Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,531	$1	$(512)	$(34)	$(16)	$7,970
Foreign government bonds	37	-	(3)	-	-	34
RMBS	1	-	-	9	-	10
ABS	1,153	-	(38)	123	(147)	1,091
Hybrid and redeemable preferred
securities	99	(1)	(34)	(6)	-	58
Trading securities	620	(24)	-	3	3	602
Equity securities	145	24	-	(1)	-	168
Mortgage loans on real estate	528	(1)	(4)	(28)	-	495
Derivative investments	3	3	-	-	(1)	5
Other assets:
GLB direct embedded derivatives (3)	1,400	42	-	-	-	1,442
GLB ceded embedded derivatives (3)	41	(4)	-	-	-	37
Indexed annuity ceded embedded
derivatives (3)	440	(47)	-	63	-	456
LPR ceded derivative (4)	215	(24)	-	-	-	191
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,366)	394	-	(222)	-	(3,194)
Other liabilities – GLB ceded embedded
derivatives (3)	(1,437)	(38)	-	-	-	(1,475)
Total, net	$8,410	$325	$(591)	$(93)	$(161)	$7,890

	For the Three Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,047	$1	$(87)	$476	$(25)	$8,412
Foreign government bonds	43	-	(3)	66	-	106
RMBS	1	-	-	-	-	1
CMBS	9	-	-	-	(8)	1
ABS	629	-	(1)	144	(38)	734
Hybrid and redeemable preferred
securities	100	-	5	(27)	-	78
Trading securities	630	3	-	(33)	-	600
Equity securities	79	5	-	-	-	84
Mortgage loans on real estate	818	4	3	(33)	-	792
Derivative investments	1	-	-	-	-	1
Other assets:
GLB direct embedded derivatives (3)	1,767	(69)	-	-	-	1,698
GLB ceded embedded derivatives (3)	53	2	-	-	-	55
Indexed annuity ceded embedded
derivatives (3)	-	(14)	-	(6)	515	495
LPR ceded derivative (4)	294	(1)		-	-	293
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	-	47	-	86	(4,937)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(1,816)	67	-	-	-	(1,749)
Total, net	$10,655	$45	$(83)	$673	$(4,493)	$6,797

	For the Nine Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$2	$(1,514)	$583	$98	$7,970
Foreign government bonds	41	-	(7)	-	-	34
RMBS	3	-	-	21	(14)	10
CMBS	-	-	-	17	(17)	-
ABS	870	-	(98)	576	(257)	1,091
Hybrid and redeemable preferred
securities	90	(1)	(25)	(6)	-	58
Trading securities	828	(82)	-	(143)	(1)	602
Equity securities	91	54	-	23	-	168
Mortgage loans on real estate	739	(16)	(10)	(218)	-	495
Derivative investments	21	5	(6)	-	(15)	5
Other assets:
GLB direct embedded derivatives (3)	1,963	(521)	-	-	-	1,442
GLB ceded embedded derivatives (3)	56	(19)	-	-	-	37
Indexed annuity ceded embedded
derivatives (3)	528	(214)	-	142	-	456
LPR ceded derivative (4)	318	(127)	-	-	-	191
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	3,244	-	(307)	-	(3,194)
Other liabilities – GLB ceded embedded
derivatives (3)	(2,015)	540	-	-	-	(1,475)
Total, net	$6,203	$2,865	$(1,660)	$688	$(206)	$7,890

	For the Nine Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$3	$(139)	$840	$(53)	$8,412
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(37)	106
RMBS	2	-	-	-	(1)	1
CMBS	1	-	-	8	(8)	1
ABS	570	1	(5)	426	(258)	734
Hybrid and redeemable preferred
securities	103	-	16	(41)	-	78
Trading securities	643	2	-	(31)	(14)	600
Equity securities	57	31	-	(4)	-	84
Mortgage loans on real estate	832	10	7	(57)	-	792
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets:
GLB direct embedded derivatives (3)	450	1,248	-	-	-	1,698
GLB ceded embedded derivatives (3)	82	(27)	-	-	-	55
Indexed annuity ceded embedded
derivatives (3)	550	17	-	(60)	(12)	495
LPR ceded derivative (4)	-	(25)	-	-	318	293
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(579)	-	136	(767)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,218)	-	-	-	(1,749)
Total, net	$8,547	$712	$(132)	$1,160	$(3,490)	$6,797

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$207	$(138)	$(50)	$(51)	$(2)	$(34)
RMBS	9	-	-	-	-	9
ABS	213	-	-	(90)	-	123
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	11	-	-	(8)	-	3
Equity securities	-	(1)	-	-	-	(1)
Mortgage loans on real estate	2	-	-	(30)	-	(28)
Other assets – indexed annuity ceded
embedded derivatives	37	-	-	26	-	63
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(181)	-	-	(41)	-	(222)
Total, net	$298	$(139)	$(50)	$(194)	$(8)	$(93)

	For the Three Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$635	$(17)	$(82)	$(60)	$-	$476
Foreign government bonds	66	-	-	-	-	66
ABS	195	-	-	(51)	-	144
Hybrid and redeemable preferred
securities	3	-	-	-	(30)	(27)
Trading securities	3	(15)	-	(21)	-	(33)
Mortgage loans on real estate	8	-	(22)	(19)	-	(33)
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(25)	-	(6)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(47)	-	-	133	-	86
Total, net	$882	$(32)	$(104)	$(43)	$(30)	$673

	For the Nine Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,105	$(236)	$(74)	$(179)	$(33)	$583
RMBS	21	-	-	-	-	21
CMBS	17	-	-	-	-	17
ABS	768	-	-	(185)	(7)	576
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	282	(220)	-	(205)	-	(143)
Equity securities	32	(9)	-	-	-	23
Mortgage loans on real estate	14	-	-	(232)	-	(218)
Other assets – indexed annuity ceded
embedded derivatives	76	-	-	66	-	142
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(410)	-	-	103	-	(307)
Total, net	$1,905	$(465)	$(74)	$(632)	$(46)	$688

	For the Nine Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,356	$(90)	$(103)	$(306)	$(17)	$840
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
CMBS	8	-	-	-	-	8
ABS	563	-	-	(137)	-	426
Hybrid and redeemable preferred
securities	9	(20)	-	-	(30)	(41)
Trading securities	127	(24)	-	(134)	-	(31)
Equity securities	5	(9)	-	-	-	(4)
Mortgage loans on real estate	89	(101)	(26)	(19)	-	(57)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	22	-	-	(82)	-	(60)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(155)	-	-	291	-	136
Total, net	$2,278	$(368)	$(316)	$(387)	$(47)	$1,160

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Trading securities (1)	$(23)	$3	$(81)	$3
Equity securities (1)	23	5	54	33
Mortgage loans on real estate (1)	(1)	4	(16)	12
Derivative investments (1)	2	-	5	-
Other assets – LPR ceded derivative (2)	(24)	(1)	(127)	(25)
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(55)	(36)	4	22
Other assets – GLB direct and ceded	231	141	53	1,839
Other liabilities – GLB ceded	(231)	(141)	(52)	(1,836)
Total, net	$(78)	$(25)	$(160)	$48

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)Included in benefits on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(517)	$(82)	$(1,521)	$(139)
Foreign government bonds	(2)	(3)	(7)	(11)
ABS	(39)	(1)	(101)	(5)
Hybrid and redeemable preferred
securities	(35)	5	(25)	18
Mortgage loans on real estate	(4)	3	(10)	5
Total, net	$(597)	$(78)	$(1,664)	$(132)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2022			September 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$37	$(53)	$(16)	$-	$(25)	$(25)
CMBS	-	-	-	-	(8)	(8)
ABS	15	(162)	(147)	8	(46)	(38)
Trading securities	4	(1)	3	-	-	-
Derivative investments	-	(1)	(1)	-	-	-
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	515	-	515
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	(4,937)	-	(4,937)
Total, net	$56	$(217)	$(161)	$(4,414)	$(79)	$(4,493)

1
	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2022			September 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$265	$(167)	$98	$11	$(64)	$(53)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(14)	(14)	-	(1)	(1)
CMBS	-	(17)	(17)	-	(8)	(8)
ABS	16	(273)	(257)	8	(266)	(258)
Trading securities	4	(5)	(1)	12	(26)	(14)
Derivative investments	-	(15)	(15)	-	(2,658)	(2,658)
Other assets:
Indexed annuity ceded embedded
derivatives	-	-	-	515	(527)	(12)
LPR ceded derivative	-	-	-	318	-	318
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	(4,937)	4,170	(767)
Total, net	$285	$(491)	$(206)	$(4,073)	$583	$(3,490)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,844	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	-	7.3%	2.1%
Foreign government
bonds	34	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	19.1%	16.4%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	2.4%	-	2.4%	2.4%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.5%	1.5%
Equity securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	4.2%	-	4.5%	4.3%
Other assets:
GLB direct and ceded
embedded derivatives	1,479	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.31%	-	2.38%	1.67%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.30%

Indexed annuity ceded
embedded derivatives	456	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)

LPR ceded derivative	191	Discounted cash flow	Long-term lapse rate (3)	0%	-	1.65%	(10)
			NPR (6)	0.31%	-	2.38%	1.67%
			Mortality rate (7)			(9)	(10)

Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(3,293)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(1,475)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.31%	-	2.38%	1.67%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.30%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Operating revenues:
Annuities	$1,087	$1,158	$3,272	$3,389
Retirement Plan Services	312	325	937	977
Life Insurance	1,644	2,225	5,055	5,956
Group Protection	1,332	1,243	3,958	3,742
Other Operations	31	36	93	109
Excluded realized gain (loss), pre-tax	(46)	(75)	195	(137)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	3	-	3	-
Total revenues	$4,363	$4,912	$13,513	$14,036

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$347	$375	$1,045	$993
Retirement Plan Services	49	57	152	170
Life Insurance	(1,961)	153	(1,882)	448
Group Protection	36	(32)	54	(12)
Other Operations	(71)	(120)	(201)	(202)
Excluded realized gain (loss), after-tax	(35)	(59)	153	(108)
Benefit ratio unlocking, after-tax	(18)	(2)	(49)	9
Impairment of intangibles	(634)	-	(634)	-
Net income (loss)	$(2,287)	$372	$(1,362)	$1,298

Other segment information (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Assets
Annuities	$163,339	$200,827
Retirement Plan Services	41,096	47,633
Life Insurance	95,240	106,973
Group Protection	9,914	10,522
Other Operations	20,144	26,060
Total assets	$329,733	$392,015

Item 2. Management’s Narrative Analysis of the Results of Operations

Management’s Narrative Analysis (“MNA”) of the results of operations for the three and nine months ended September 30, 2022, compared with the corresponding periods in 2021 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements,” our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

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

INTRODUCTION

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the fourth quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the fourth quarter of 2022.

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

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, the Federal Reserve announced consecutive increases to the federal funds rate target range through September 2022. In November 2022, the Federal Reserve announced an additional 75 basis points increase, when it set the range at 3.75% to 4.00% and reiterated that it will implement policy as needed to combat inflation. Additionally, the Federal Reserve announced that it will continue the reduction it started in June 2022 of its holdings of Treasury securities, agency debt and agency mortgage-backed securities. As interest rates are rising, which impacts our portfolio yields, we continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this interest rate environment.

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

If we had unlocked our RTM assumption as of September 30, 2022, we would have recorded unfavorable unlocking of approximately $155 million, pre-tax, primarily within our Annuities segment.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL as well as our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2021 Form 10-K. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2022	2021
Income (loss) from operations:
Annuities	$35	$18
Retirement Plan Services	6	-
Life Insurance	(1,971)	(51)
Group Protection	1	16
Excluded realized gain (loss)	(102)	(11)
Net income (loss)	$(2,031)	$(28)

The impacts of our annual assumption review were driven primarily by the following:

2022

•For Annuities, favorable unlocking was driven by increases to interest rate assumptions.

•For Retirement Plan Services, favorable unlocking was driven by increases to interest rate assumptions and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior assumptions related to universal life insurance (“UL”) products with secondary guarantees in the amount of $1.6 billion, after-tax, as well as updates to mortality, morbidity and reinsurance assumptions and other items.

•For Group Protection, the favorable impact was driven by updates to life waiver assumptions and increases to interest rate assumptions, partially offset by unfavorable updates to long-term disability incidence and severity assumptions.

•For excluded realized gain (loss), unfavorable unlocking was driven by updates to policyholder behavior assumptions that impacted ceded reserves, partially offset by favorable updates to capital market assumptions.

2021

•For Annuities, favorable unlocking was driven by updates to expense and policyholder behavior assumptions, partially offset by unfavorable updates to interest rate assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to investment allocation assumptions.

•For Group Protection, the favorable impact was driven by updates to long-term disability termination rate assumptions, partially offset by unfavorable updates to interest rate assumptions.

•For excluded realized gain (loss), unfavorable unlocking was driven by updates to policyholder behavior assumptions, partially offset by favorable updates to other items.

Goodwill

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

As a result of the current capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represents a write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter, there were not indicators of impairment for our remaining reporting units (Annuities, Retirement Plan Services and Group Protection). During the fourth quarter, we will perform our annual quantitative goodwill impairment test as of October 1, 2022, on these other reporting units. For more information on goodwill, see Note 7 herein and “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 9 in our 2021 Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by the U.S. Congress and signed into law by President Biden. The IRA enacted a new corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of CAMT on our business, results of operations and financial condition.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$347	$375	$1,045	$993
Retirement Plan Services	49	57	152	170
Life Insurance	(1,961)	153	(1,882)	448
Group Protection	36	(32)	54	(12)
Other Operations	(71)	(120)	(201)	(202)
Excluded realized gain (loss), after-tax	(35)	(59)	153	(108)
Benefit ratio unlocking, after-tax	(18)	(2)	(49)	9
Impairment of intangibles	(634)	-	(634)	-
Net income (loss)	$(2,287)	$372	$(1,362)	$1,298

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Net income decreased due primarily to the following:

•The effect of our annual assumption review.

•Goodwill impairment in our Life Insurance segment.

•Lower fee income driven by lower average daily variable account values.

•Negative performance on alternative investments in the third quarter of 2022 compared to investment income in 2021.

The decrease in net income was partially offset by the following:

•Higher realized gains.

•Lower mortality claims in our Life Insurance and Group Protection segments.

•Lower expenses driven by lower legal expenses, partially offset by elevated compensation-related expenses.

•Growth in business in force.

For a discussion of the goodwill impairment, see “Introduction – Critical Accounting Policies and Estimates – Goodwill” above. For a discussion of the COVID-19 pandemic, see “Introduction” above. We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$57	$30	$112	$89
Fee income	541	633	1,693	1,857
Net investment income	362	351	1,022	986
Operating realized gain (loss) (2)	52	49	157	152
Amortization of deferred gain on
business sold through reinsurance	6	7	19	19
Other revenues (3)	69	88	269	286
Total operating revenues	1,087	1,158	3,272	3,389
Operating Expenses
Interest credited	222	210	638	607
Benefits (1)	55	27	188	142
Commissions and other expenses	405	470	1,218	1,455
Total operating expenses	682	707	2,044	2,204
Income (loss) from operations before taxes	405	451	1,228	1,185
Federal income tax expense (benefit)	58	76	183	192
Income (loss) from operations	$347	$375	$1,045	$993

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

Comparison of the Three Months Ended September 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account values.

•Higher benefits, net of changes in income annuity reserves, driven by an increase in the growth in benefit reserves driven primarily by equity market performance, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by lower trail commissions resulting from lower average daily variable account values and lower amortization expense as a result of lower actual gross profits.

Comparison of the Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to lower amortization expense as a result of lower actual gross profits and lower trail commissions resulting from lower average daily variable account values.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by lower average daily variable account values.

•Higher benefits, net of changes in income annuity reserves, driven by an increase in the growth in benefit reserves driven primarily by equity market performance, partially offset by the effect of unlocking.

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

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and nine months ended September 30, 2022, and 8% for the corresponding periods in 2021.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Fee income	$62	$73	$194	$214
Net investment income	242	243	716	736
Other revenues (1)	8	9	27	27
Total operating revenues	312	325	937	977
Operating Expenses
Interest credited	161	153	469	462
Benefits	1	1	2	2
Commissions and other expenses	95	102	290	308
Total operating expenses	257	256	761	772
Income (loss) from operations before taxes	55	69	176	205
Federal income tax expense (benefit)	6	12	24	35
Income (loss) from operations	$49	$57	$152	$170

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments within our surplus portfolio in the third quarter of 2022 compared to investment income in 2021, and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values and impacts to portfolio yields from the current interest rate environment.

•Lower fee income driven by lower average daily account values.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by the effect of unlocking, lower trail commissions resulting from lower average account values and lower amortization as a result of lower actual gross profits.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 9% for the three and nine months ended September 30, 2022, and 10% for the corresponding periods in 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 17 % and 18% as of September 30, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$239	$203	$669	$576
Fee income	834	1,221	2,498	2,980
Net investment income	560	795	1,849	2,381
Operating realized gain (loss) (2)	(1)	2	1	1
Amortization of deferred gain (loss) on
business sold through reinsurance	10	-	33	2
Other revenues	2	4	5	16
Total operating revenues	1,644	2,225	5,055	5,956
Operating Expenses
Interest credited	324	370	968	1,101
Benefits	3,469	821	5,572	2,872
Commissions and other expenses	342	845	921	1,432
Total operating expenses	4,135	2,036	7,461	5,405
Income (loss) from operations before taxes	(2,491)	189	(2,406)	551
Federal income tax expense (benefit)	(530)	36	(524)	103
Income (loss) from operations	$(1,961)	$153	$(1,882)	$448

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking, partially offset by lower mortality claims.

•Lower fee income due to the effect of unlocking and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments in the third quarter of 2022 compared to investment income in 2021, and the impact of the fourth quarter 2021 reinsurance agreement.

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $40 million per quarter as a result of the significantly unfavorable impact of the third quarter 2022 annual assumption review.

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

We expect COVID-19-related mortality to continue to follow U.S. death trends. For a discussion of the COVID-19 pandemic, see “Introduction – COVID-19 Pandemic” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1,200	$1,107	$3,556	$3,333
Net investment income	82	91	253	275
Other revenues (1)	50	45	149	134
Total operating revenues	1,332	1,243	3,958	3,742
Operating Expenses
Interest credited	1	1	4	4
Benefits	939	971	2,892	2,818
Commissions and other expenses	347	311	993	936
Total operating expenses	1,287	1,283	3,889	3,758
Income (loss) from operations before taxes	45	(40)	69	(16)
Federal income tax expense (benefit)	10	(8)	15	(4)
Income (loss) from operations	$35	$(32)	$54	$(12)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and favorable persistency.

•Lower benefits driven by lower COVID-19-related incidence in our life business and lower incidence in our disability business, partially offset by less favorable reserve adjustments.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations, and higher incentive compensation as a result of production performance and higher persistency.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments within our surplus portfolio in the third quarter of 2022, compared to investment income in 2021.

Comparison of the Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force and favorable persistency.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and less favorable reserve adjustments, partially offset by lower COVID-19-related incidence in our life business.

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

Our total loss ratio for the three and nine months ended September 30, 2022, was 78.3% and 81.4%, respectively, compared to 87.8% and 84.7% for the corresponding periods in 2021, respectively. The total loss ratio for the three and nine months ended September 30, 2022, decreased as compared to the three and nine months ended September 30, 2021, due primarily to lower COVID-19-related incidence and favorable reserve adjustments in our life business, partially offset by unfavorable reserve adjustments in our disability business in 2022 compared to favorable reserve adjustments in 2021. We expect COVID-19-related morbidity headwinds to lessen in our disability business and COVID-19-related mortality to continue to follow U.S. death trends in our life business. For a discussion of the COVID-19 pandemic, see “Introduction” above.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1	$1	$2	$1
Net investment income	26	31	93	90
Other revenues	4	4	(2)	18
Total operating revenues	31	36	93	109
Operating Expenses
Interest credited	9	10	30	32
Benefits	18	17	54	48
Other expenses	11	110	33	144
Interest and debt expense	36	29	96	86
Spark program expense	44	22	118	57
Total operating expenses	118	188	331	367
Income (loss) from operations before taxes	(87)	(152)	(238)	(258)
Federal income tax expense (benefit)	(17)	(32)	(37)	(56)
Income (loss) from operations	$(70)	$(120)	$(201)	$(202)

Comparison of the Three Months Ended September 30, 2022 to 2021

Loss from operations for Other Operations decreased due primarily to lower other expenses attributable to a one-time legal expense incurred in the third quarter of 2021, and the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price decreased during the third quarter of 2022, compared to an increase during the third quarter of 2021.

The decrease in loss from operations was partially offset by the following:

•Higher Spark program expense as part of our Spark Initiative.

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

Comparison of the Nine Months Ended September 30, 2022 to 2021

Loss from operations for Other Operations decreased modestly due primarily to lower other expenses attributable to a one-time legal expense incurred in the third quarter of 2021, and the effect of changes in LNC’s stock price on our deferred compensation plans, as

LNC’s stock price decreased during the nine months ended September 30, 2022, compared to an increase during the nine months ended September 30, 2021.

The decrease in loss from operations was partially offset by the following:

•Higher Spark program expense as part of our Spark Initiative.

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the nine months ended September 30, 2022, compared to an increase during the nine months ended September 30, 2021.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$51	$51	$158	$153
Total excluded realized gain (loss)	(46)	(75)	195	(137)
Total realized gain (loss), pre-tax	$5	$(24)	$353	$16

Components of Excluded Realized Gain (Loss),
After-Tax
Credit loss benefit (expense) on mortgage loans on
real estate	$(7)	$28	$-	$53
Credit loss benefit (expense) on reinsurance-related assets	(103)	(2)	(107)	(5)
Credit loss benefit (expense) on other financial assets	(5)	(7)	(9)	(8)
Realized gain (loss) related to certain financial assets	(41)	(4)	(54)	(9)
Realized gain (loss) on equity securities	2	3	-	28
Realized gain (loss) on the mark-to-market on
certain instruments (2)	213	18	576	87
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	59	36	406	146
GLB fees ceded to LNBAR and attributed fees,
including benefit ratio unlocking	(106)	(94)	(313)	(266)
Indexed annuity forward-starting option	2	(3)	41	21
Excluded realized gain (loss) including benefit
ratio unlocking	(45)	(61)	134	(99)
Less: benefit ratio unlocking on GDB
and GLB riders	(9)	(2)	(19)	9
Total excluded realized gain (loss), after-tax	$(36)	$(59)	$153	$(108)

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

Comparison of the Three Months Ended September 30, 2022 to 2021

We had lower realized losses due primarily to gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements and gains on derivatives.

The lower realized losses were partially offset by:

•Higher losses related to an increase in the credit loss allowance for reinsurance-related assets in 2022 due to updates to policyholder behavior assumptions that impacted ceded reserves.

•Losses related to an increase in the credit loss allowance for mortgage loans on real estate in 2022 compared to a decrease in 2021 due to changes in economic projections.

Comparison of the Nine Months Ended September 30, 2022 to 2021

We had realized gains compared to realized losses due primarily to the following:

•Gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements and gains on derivatives.

•Higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of equity market performance and the effect of unlocking.

The realized gains were partially offset by:

•Higher losses related to an increase in the credit loss allowance for reinsurance-related assets in 2022 due to updates to policyholder behavior assumptions that impacted ceded reserves.

•Gains related to a decrease in the credit loss allowance on mortgage loans on real estate in 2021 due to changes in economic projections.

•Higher losses related to GLB fees ceded to LNBAR and attributed fees driven by increased policyholder guaranteed amounts resulting from market activity.

•Unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

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

Realized Gain (Loss) Related to Financial Instruments

For information on realized gain (loss) related to financial instruments, see Note 12.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. When considering our liquidity, it is important to distinguish between our needs, the needs of Lincoln Life & Annuity Company of New York (“LLANY”) and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations. These poor market conditions may reduce our or LLANY’s statutory surplus and risk-based capital (“RBC”).

Reductions to our or LLANY’s statutory surplus and RBC may cause us to retain more capital, which may pressure our ability to receive dividends from LLANY or pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. As a result of this quarter’s annual assumption review, we expect an estimated $525 million statutory capital impact in the fourth quarter of 2022. We believe we and LLANY have adequate capital to operate our business as we replenish statutory capital back to our targeted levels.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $3.9 billion and $202 million for the nine months ended September 30, 2022 and 2021, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2021 Form 10-K.

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

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.

Changes in equity markets may also affect our capital position. We may decide to reallocate available capital among us and our insurance and captive reinsurance subsidiaries, which would result in different RBC ratios for us. In addition, changes in the equity markets can affect the value of our variable annuity and variable universal life insurance separate accounts. When the market value of our separate account assets increases, the statutory surplus within us and LLANY also increases. Contrarily, when the market value of our separate account assets decreases, the statutory surplus within us and LLANY may also decrease, which will affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

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

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2022, we had a net outstanding receivable (payable) of $282 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.1 billion. As of September 30, 2022, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2022, we had securities pledged under securities lending agreements with a carrying value of $300 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2022, we were in a net collateral payable position of $3.3 billion compared to $5.5 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion.

Reference is made to In re: Lincoln National 2017 COI Rate Litigation, previously disclosed in our 2021 Form 10-K. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion.

Reference is made to Angus v. The Lincoln National Life Insurance Company, previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Second Quarter 2022 Form 10-Q”). On August, 26, 2022, LNL filed a motion to dismiss this case.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2021 Form 10-K and Second Quarter 2022 Form 10-Q. On September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision with respect to plaintiff’s appeal of the July 2021 decision granting LLANY’s motion to dismiss, and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and has set a briefing schedule.

See Note 10 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 72, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2022

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 7, 2022	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)