Form 10-K/A
period 2022-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2023-03-30
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The Lincoln National Life Insurance Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023, (the “Original Form 10-K”). Except as described below, no other information included in the Original Form 10-K is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

Restatement Background

As previously disclosed, the Company entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) that was effective as of October 1, 2021, to reinsure liabilities under a block of in-force executive benefit and universal life insurance policies. The transaction was structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. For the coinsurance portion of the transaction, the Company transferred both the insurance reserves and a portfolio of assets to Resolution Life, which triggered a realized gain on the invested assets for the Company.

As a result of the transaction, the Company recorded a deferred gain on the invested assets transferred pursuant to the transaction, recognizable over the projected life of the reinsured policies. The Company has determined that the realized gain should have been recognized at the time of the transfer of the assets and that the correct accounting treatment for the Resolution Life transaction is to reflect a one-time gain related to the transfer of assets rather than a deferred gain. For additional information on the error, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-K/A.

As a result, on March 21, 2023, the Board of Directors of the Company, after discussion with the Company’s management determined that the Company’s previously issued audited consolidated financial statements as of and for the annual periods ended December 31, 2021, and December 31, 2022, and for the quarterly periods ended March 31, June 30 and September 30, 2022, should no longer be relied upon solely as a result of the above-described error in the accounting treatment with respect to timing for the recognition of investment gains related to the fourth quarter 2021 reinsurance transaction with Resolution Life. Accordingly, on March 27, 2023, the Company announced that it would restate its audited consolidated financial statements as of and for the years ended December 31, 2022, and December 31, 2021, and its interim financial statements for the quarters of 2022 and the fourth quarter of 2021.

Restatement of Previously Issued Consolidated Financial Statements

This Form 10-K/A includes audited restated consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, as well as unaudited restated interim financial information for the quarterly periods in 2022 and 2021. In addition to correcting the accounting treatment for the reinsurance transaction described above, the restated consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, included herein also correct previously identified errors that the Company determined to be immaterial, both individually and in the aggregate.

For additional information on the audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-K/A. For restated information on the quarterly consolidated financial statements for the years 2022 and 2021, see Note 24 in “Part II – Item 8. Financial Statements and Supplementary Data” in this Form 10-K/A.

This Form 10-K/A also amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods: Item 7. Management’s Narrative Analysis of the Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data; Item 9A. Controls and Procedures; and Item 15. Exhibits and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s President and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 1 to the consolidated financial statements, the Company has not modified or updated the disclosures in the Original Form 10-K. Accordingly, this 10-K/A does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Original Form 10-K.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting for the review of significant reinsurance transactions resulting in the conclusion by the Company’s President and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management has taken steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial reporting and the related remedial measures, see “Part II – Item 9A. Controls and Procedures.”

________________________________________________________________________________________________________

The Lincoln National Life Insurance Company

Item 7. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of December 31, 2022, compared with December 31, 2021, and the results of operations in 2022 and 2021 compared to the immediately preceding year of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

See “Part I – Item 1. Business” in the Original Form 10-K and Note 1 herein for a description of the business.

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

The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” in the Original Form 10-K.

Management’s Narrative Analysis is presented pursuant to General Instruction I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have restated our previously issued consolidated financial statements contained in this Form 10-K/A. For background on the restatement, the fiscal periods impacted, control considerations and other information, see “Explanatory Note” preceding the MNA.

In addition, we have restated certain previously reported financial information as of and for the years ended December 31, 2022, and December 31, 2021, in this MNA including, but not limited to, information within the consolidated and segment results of operations discussions.

For additional information related to the restatement, see “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 to our consolidated financial statements.

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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in the Original Form 10-K for a discussion of certain risks relating to our business.

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

We have provided disclosures around risks related to increases in interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in the Original Form 10-K, “Critical Accounting Policies and Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” below and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein.

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

For risks related to the Spark Initiative, see “Part I – Item 1A. Risk Factors – Operational Matters – We may not realize or sustain all of the benefits we expect from the Spark Initiative, our investments associated with the initiative could be greater than expected, and our efforts with respect to the initiative may result in disruption of our businesses or distraction of our management and employees, which could have a material effect on our business, financial condition and results of operations” in the Original Form 10-K.

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

As of December 31, 2022, we had an approximate $2.2 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategy and concluded that unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. Additionally, as of December 31, 2022, we had a $278 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on income taxes, see Note 6.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,841)	$530	$(12)
Annuities	1,308	1,325	1,125
Group Protection	101	(128)	42
Retirement Plan Services	198	223	157
Other Operations	(376)	(242)	(161)
Excluded realized gain (loss), after-tax	6	397	(586)
Benefit ratio unlocking, after-tax	(47)	15	4
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	(11)	(15)
Net income (loss)	$(1,285)	$2,109	$591

Comparison of 2022 to 2021

Net income decreased due primarily to the following:

•The effect of our annual assumption review.

•Goodwill impairment in our Life Insurance segment.

•Lower investment income on alternative investments and lower prepayment and bond make-whole premiums.

•Lower fee income driven by lower average daily variable account values.

•Lower realized gains.

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

•Higher trail commissions, legal expenses, incentive compensation and Spark program expense, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

For a discussion of the goodwill impairment, see “Introduction – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above. We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” and “Part I – Item 1A. Risk Factors” in the Original Form 10-K. For a discussion of the COVID-19 pandemic, see “Introduction” above.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$908	$783	$711
Fee income	3,302	3,838	3,671
Net investment income	2,464	3,054	2,689
Operating realized gain (loss) (2)	-	(2)	2
Amortization of deferred gain (loss) on
business sold through reinsurance	11	5	4
Other revenues	9	22	9
Total operating revenues	6,694	7,700	7,086
Operating Expenses
Interest credited	1,288	1,436	1,468
Benefits	6,578	3,891	4,200
Commissions and other expenses	1,189	1,723	1,458
Total operating expenses	9,055	7,050	7,126
Income (loss) from operations before taxes	(2,361)	650	(40)
Federal income tax expense (benefit)	(520)	120	(28)
Income (loss) from operations	$(1,841)	$530	$(12)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking and growth in business in force, partially offset by lower mortality claims.

•Lower fee income due to the effect of unlocking and the impact of the fourth quarter 2021 reinsurance transaction, partially offset by growth in business in force.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments in 2022 compared to investment income in 2021, and the impact of the fourth quarter 2021 reinsurance transaction.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to the effect of unlocking and lower incentive compensation as a result of production performance.

•Higher insurance premiums due to growth in business in force.

Comparison of 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by the impact of the fourth quarter 2021 reinsurance transaction (see “Additional Information” below) and spread compression due to average new money rates trailing our current portfolio yields.

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force; both periods were impacted by elevated mortality claims due to the COVID-19 pandemic.

•Higher fee income due to the effect of unlocking, growth in business in force and higher DFEL amortization as a result of higher actual gross profits, partially offset by the impact of the fourth quarter 2021 reinsurance transaction.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $40 million per quarter as a result of the significantly unfavorable impact of the third quarter 2022 annual assumption review.

For information on our fourth quarter 2021 reinsurance transaction, see Note 8.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in the Original Form 10-K as well as “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$165	$116	$121
Fee income	2,223	2,503	2,203
Net investment income	1,386	1,314	1,192
Operating realized gain (loss) (2)	207	208	214
Amortization of deferred gain on
business sold through reinsurance	25	26	29
Other revenues (3)	366	398	308
Total operating revenues	4,372	4,565	4,067
Operating Expenses
Interest credited	887	810	772
Benefits (1)	265	199	259
Commissions and other expenses	1,688	1,979	1,724
Total operating expenses	2,840	2,988	2,755
Income (loss) from operations before taxes	1,532	1,577	1,312
Federal income tax expense (benefit)	224	252	187
Income (loss) from operations	$1,308	$1,325	$1,125

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

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in the Original Form 10-K as well as “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums	$4,768	$4,450	$4,280
Net investment income	333	364	329
Other revenues (1)	202	180	183
Total operating revenues	5,303	4,994	4,792
Operating Expenses
Interest credited	5	6	5
Benefits	3,844	3,890	3,500
Commissions and other expenses	1,325	1,260	1,234
Total operating expenses	5,174	5,156	4,739
Income (loss) from operations before taxes	129	(162)	53
Federal income tax expense (benefit)	28	(34)	11
Income (loss) from operations	$101	$(128)	$42

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

Comparison of 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by higher mortality in our life business and higher morbidity in our disability business as a result of the impacts of the COVID-19 pandemic, and lower utilization in our dental business in 2020, partially offset by favorable reserve adjustments in our disability business.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Fee income	$255	$289	$246
Net investment income	966	982	924
Other revenues (1)	37	36	27
Total operating revenues	1,258	1,307	1,197
Operating Expenses
Interest credited	630	617	615
Benefits	3	3	2
Commissions and other expenses	395	418	402
Total operating expenses	1,028	1,038	1,019
Income (loss) from operations before taxes	230	269	178
Federal income tax expense (benefit)	32	46	21
Income (loss) from operations	$198	$223	$157

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

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, capital position and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in the Original Form 10-K as well as “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$-	$10	$10
Net investment income	124	125	130
Other revenues	9	23	26
Total operating revenues	133	158	166
Operating Expenses
Interest credited	39	42	39
Benefits	72	75	94
Other expenses	179	152	52
Interest and debt expense	137	114	125
Spark program expense	167	87	68
Total operating expenses	594	470	378
Income (loss) from operations before taxes	(461)	(312)	(212)
Federal income tax expense (benefit)	(85)	(70)	(51)
Income (loss) from operations	$(376)	$(242)	$(161)

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

•Higher Spark program expense.

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

•Lower interest and debt expense driven by a decline in average interest rates.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$206	$207	$216
Total excluded realized gain (loss)	8	504	(742)
Total realized gain (loss), pre-tax	$214	$711	$(526)

Components of Excluded Realized Gain (Loss),
After-Tax
Credit loss benefit (expense) on mortgage loans on
real estate	$(7)	$78	$(85)
Credit loss benefit (expense) on reinsurance-related assets	(99)	1	-
Credit loss benefit (expense) on other financial assets	(12)	(9)	(19)
Realized gain (loss) related to certain financial assets	(67)	486	(30)
Realized gain (loss) on equity securities	11	30	6
Realized gain (loss) on the mark-to-market on
certain instruments (2)	558	134	(112)
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	384	720	(240)
GLB fees ceded to LNBAR and attributed fees,
including benefit ratio unlocking	(412)	(330)	(339)
Indexed annuity forward-starting option	10	21	(2)
Excluded realized gain (loss), including benefit
ratio unlocking	(18)	411	(581)
Less: benefit ratio unlocking on GDB
and GLB riders	(24)	14	5
Total excluded realized gain (loss), after-tax	$6	$397	$(586)

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

Comparison of 2022 to 2021

We had realized losses compared to realized gains due primarily to the following:

•Gains related to certain financial assets related primarily to the fourth quarter 2021 reinsurance transaction.

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

The realized losses were partially offset by gains on the mark-to-market on certain instruments driven by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements and gains on derivatives.

Comparison of 2021 to 2020

We had realized gains compared to realized losses due primarily to the following:

•Gains related to certain financial assets related primarily to the fourth quarter 2021 reinsurance transaction.

•Gains related to the mark-to-market on certain instruments due to favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

•Gains related to a decrease in the credit loss allowance for mortgage loans on real estate in 2021 compared to an increase in 2020 due to changes in economic projections.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates, partially offset by the effect of unlocking.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

For information on our fourth quarter 2021 reinsurance transaction, see Note 8.

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

We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our largest reinsurers. We monitor all of our existing reinsurers’ financial strength ratings on a monthly basis. We also monitor our reinsurers’ financial health, trends and commitment to the reinsurance business, statutory surplus, RBC levels, statutory earnings and fluctuations, current claims payment aging and our reinsurers’ own reinsurers. In addition, we present at least annually information regarding our reinsurance exposures to the Finance Committee of our Board of Directors. For more discussion of our counterparty risk with our reinsurers, see “Part I – Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations” in the Original Form 10-K

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under our reinsurance arrangement, we held approximately $2.7 billion of statutory reserves as of December 31, 2022. We must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require us to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.1 billion of statutory reserves as of December 31, 2022. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $612 million of statutory reserves as of December 31, 2022, LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” in the Original Form 10-K for a description of our financial strength ratings.

For more information about reinsurance, see Notes 8 and 13 and “Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital – Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in the Original Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $4.3 billion, $209 million (as restated) and $285 million in 2022, 2021 and 2020, respectively. In addition, we received capital contributions from LNC of $925 million, $65 million and $510 million in 2022, 2021 and 2020, respectively. We paid dividends to LNC of $645 million, $1.9 billion and $660 million in 2022, 2021 and 2020, respectively. See Note 19 for additional information. We also received dividends from our subsidiaries of $373 million, $466 million and $427 million in 2022, 2021 and 2020, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings, and a reduction in our or LLANY’s surplus will affect our RBC ratios and dividend-paying capacity. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in the Original Form 10-K.

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

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in the Original Form 10-K for information on our financial strength ratings.

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

See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our insurer financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in the Original Form 10-K for more information.

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

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2021:

	As Restated
	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$104,491	$117,476
Trading securities	4,099	4,405
Mortgage loans on real estate	17,975	18,599
Investment-type insurance contracts (1)	52,436	55,215
Debt	2,334	2,675
Interest rate and foreign currency swaps	60,147	723
Interest rate cap corridors	26,800	-
Reverse Treasury locks	1,950	80
Total return swaps	5,407	3
Interest rate futures	728	-
Foreign currency futures	163	-

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

Prolonged historically low rates are not healthy for our business fundamentals. However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment. For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue. See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” in the Original Form 10-K for additional information on low interest rate risks.

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both universal life insurance and annuities, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by entering into interest rate cap corridor agreements. With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances. See “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in the Original Form 10-K for more information on the risks related to rising interest rates.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

					As Restated

	As of December 31, 2022				As of December 31, 2021
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$282	$282	$28	$(28)	$307	$307
Foreign equities	145	145	15	(15)	64	64
Total equity securities	427	427	43	(43)	371	371
Hedge funds	265	265	27	(27)	265	265
Private equities	2,721	2,721	272	(272)	2,599	2,599
Other equity interests	3	3	-	-	12	14
Total equity assets	$3,416	$3,416	$342	$(342)	$3,247	$3,249
Derivatives Hedging Equity
Market Risk
Call options (2)	$34,140	$5,441	$1,355	$(1,390)	$34,140	$5,441
Equity futures	1,453	-	(87)	87	1,453	-
Put options	17,971	(931)	71	(110)	17,971	(931)
Total return swaps	24,668	(157)	(839)	774	24,668	(157)
Total derivatives hedging
equity market risk	$78,232	$4,353	$500	$(639)	$78,232	$4,353

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

Based on the assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year due to the identification of the material weakness discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness noted below existed in the Company’s internal control over financial reporting.

Existence of Material Weakness as of December 31, 2022

Based on our management assessment described above, the Company’s control over the review of significant reinsurance transactions did not operate effectively. Specifically, management’s review control did not detect an error in the accounting related to the recognition of realized gains on investments transferred in conjunction with a 2021 reinsurance transaction. The realized gains were included in the deferred gain on reinsurance rather than recognized as realized gains in the Consolidated Statements of Comprehensive Income (Loss). As a result, realized gains on investments was understated and the deferred gain on reinsurance was overstated by $498 million, net of tax. The Company restated its consolidated financial statements as of and for the years ended December 31, 2022 and 2021 to reflect the correction of this error in this Form 10-K/A.

Remediation Plan

Since identifying the material weakness related to management’s review controls over significant reinsurance transactions, management has taken the following steps towards remediating the material weakness:

•The formation of a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;

•The establishment of protocols that are in place and operating, enabling the involvement of external subject matter experts providing support and insights to management from third party firms;

•Formalization of the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and

•Communication across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

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

Restatement of 2022 and 2021 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct certain misstatements.

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

March 7, 2023, except for Note 1,

as to which the date is March 30, 2023

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As Restated
	As of December 31,
	2022	2021
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $110,944; 2021 - $104,491; allowance for credit losses: 2022 - $21; 2021 - $19)	$99,465	$117,476
Trading securities	3,446	4,405
Equity securities	427	371
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $487; 2021 - $739)	18,211	17,893
Policy loans	2,345	2,349
Derivative investments	3,519	5,697
Other investments	3,577	3,445
Total investments	130,990	151,636
Cash and invested cash	2,499	2,331
Deferred acquisition costs and value of business acquired	13,615	5,986
Accrued investment income	1,234	1,157
Reinsurance recoverables, net of allowance for credit losses	23,910	22,755
Goodwill	1,144	1,778
Other assets	21,338	23,292
Separate account assets	143,536	182,583
Total assets	$338,266	$391,518

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$41,598	$40,416
Other contract holder funds	120,360	111,183
Short-term debt	562	1,084
Long-term debt	2,269	2,334
Payables for collateral on investments	6,638	8,936
Other liabilities	15,037	22,122
Separate account liabilities	143,536	182,583
Total liabilities	330,000	368,658

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,903	11,950
Retained earnings	2,436	4,366
Accumulated other comprehensive income (loss)	(7,073)	6,544
Total stockholder’s equity	8,266	22,860
Total liabilities and stockholder’s equity	$338,266	$391,518

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues
Insurance premiums	$5,841	$5,359	$5,122
Fee income	5,783	6,630	6,120
Net investment income	5,274	5,839	5,264
Realized gain (loss)	214	711	(526)
Amortization of deferred gain (loss) on business sold through reinsurance	37	32	33
Other revenues	621	657	553
Total revenues	17,770	19,228	16,566
Expenses
Interest credited	2,849	2,911	2,899
Benefits	10,801	8,039	8,050
Commissions and other expenses	4,799	5,548	4,889
Interest and debt expense	137	114	125
Spark program expense	167	87	68
Impairment of intangibles	634	-	-
Total expenses	19,387	16,699	16,031
Income (loss) before taxes	(1,617)	2,529	535
Federal income tax expense (benefit)	(332)	420	(56)
Net income (loss)	(1,285)	2,109	591
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(13,613)	(2,480)	3,177
Funded status of employee benefit plans	(4)	3	8
Total other comprehensive income (loss), net of tax	(13,617)	(2,477)	3,185
Comprehensive income (loss)	$(14,902)	$(368)	$3,776

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020

Common Stock
Balance as of beginning-of-year	$11,950	$11,853	$11,312
Capital contribution from Lincoln National Corporation	925	65	510
Stock compensation/issued for benefit plans	28	32	31
Balance as of end-of-year	12,903	11,950	11,853

Retained Earnings
Balance as of beginning-of-year	4,366	4,167	4,437
Cumulative effect from adoption of new accounting standards	-	-	(201)
Net income (loss)	(1,285)	2,109	591
Dividends paid to Lincoln National Corporation	(645)	(1,910)	(660)
Balance as of end-of-year	2,436	4,366	4,167

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,544	9,021	5,836
Other comprehensive income (loss), net of tax	(13,617)	(2,477)	3,185
Balance as of end-of-year	(7,073)	6,544	9,021
Total stockholder’s equity as of end-of-year	$8,266	$22,860	$25,041

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(1,285)	$2,109	$591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(214)	(711)	526
Sales and maturities (purchases) of trading securities, net	301	(87)	253
Amortization of deferred gain (loss) on business sold through reinsurance	(37)	(32)	(33)
Impairment of intangibles	634	-	-
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	45	289	68
Premiums and fees receivable	(53)	(95)	(20)
Accrued investment income	(41)	8	(88)
Insurance liabilities and reinsurance-related balances	1,055	(584)	392
Accrued expenses	(98)	370	(21)
Federal income tax accruals	(271)	391	(134)
Cash management agreement	3,730	(1,286)	(1,341)
Other	527	(163)	92
Net cash provided by (used in) operating activities	4,293	209	285
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,768)	(16,856)	(16,149)
Sales of available-for-sale securities and equity securities	2,347	2,341	1,214
Maturities of available-for-sale securities	5,487	9,417	5,180
Purchases of alternative investments	(631)	(754)	(395)
Sales and repayments of alternative investments	441	377	171
Issuance of mortgage loans on real estate	(2,507)	(3,057)	(1,790)
Repayment and maturities of mortgage loans on real estate	2,247	1,873	1,133
Repayment (issuance) of policy loans, net	4	61	49
Net change in collateral on investments, derivatives and related settlements	(4,653)	3,095	1,775
Other	(40)	(253)	(149)
Net cash provided by (used in) investing activities	(12,073)	(3,756)	(8,961)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	925	65	510
Payment of long-term debt, including current maturities	(40)	(60)	(30)
Issuance of long-term debt, net of issuance costs	-	-	30
Issuance (payment) of short-term debt	(522)	587	(112)
Payment related to sale-leaseback transactions	(70)	(59)	(47)
Proceeds from certain financing arrangements	186	159	109
Deposits of fixed account values, including the fixed portion of variable	15,212	12,626	14,009
Withdrawals of fixed account values, including the fixed portion of variable	(6,880)	(6,522)	(6,069)
Transfers from (to) separate accounts, net	(195)	(397)	528
Common stock issued for benefit plans	(21)	(13)	(9)
Dividends paid to Lincoln National Corporation	(645)	(1,910)	(660)
Other	(2)	(60)	-
Net cash provided by (used in) financing activities	7,948	4,416	8,259

Net increase (decrease) in cash, invested cash and restricted cash	168	869	(417)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	1,462	1,879
Cash, invested cash and restricted cash as of end-of-year	$2,499	$2,331	$1,462

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2021. We have also restated interim financial statement periods for the quarters of 2022 and 2021 and restated impacted amounts within the accompanying notes to the consolidated financial statements.

Restatement Background

Previously, we had entered into a block reinsurance agreement with Resolution Life to reinsure approximately $9.4 billion of in-force executive benefit and universal life reserves. A portion of the transaction was structured as coinsurance, and we paid as consideration investments with a book value of approximately $4.6 billion and a fair value of approximately $5.2 billion as of October 1, 2021, triggering a realized gain of $635 million. This contributed to a total deferred gain of $797 million. At the time of the transaction, we concluded that the $635 million realized gain would be deferred and amortized into income over the benefit period of the reinsurance treaty. The Company’s management has concluded that a gain or loss amount pertaining to the transfer of investments to the assuming company in a coinsurance transaction should be recorded as a realized gain or loss at the time of the transfer.

As a result, it was determined that the $635 million deferred gain pertaining to the sale of investments should have been recognized immediately in the fourth quarter of 2021 when the investments were transferred to Resolution Life. This misstatement is described in more detail in “Description of Misstatements – Misstatement Associated with the Coinsurance Reinsurance Transaction” below. As part of the restatement, we also recorded adjustments to correct for previously identified other immaterial misstatements in the impacted periods that are described in more detail in “Description of Misstatements – Other Immaterial Misstatements” below. Accordingly, we have restated herein the consolidated financial statements for the years ended December 31, 2022 and December 31, 2021, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The unaudited restated interim financial information for the quarterly periods in 2022 and 2021 is included in Note 24. The categories of misstatements and their impact on the previously issued consolidated financial statements are described in more detail below.

Description of Misstatements

Misstatement Associated with the Coinsurance Reinsurance Transaction

We recorded adjustments to recognize the realized gain related to the transaction through net income in 2021 instead of deferring and amortizing this gain into net income. These adjustments, which are discussed below, are reflected in the restatement tables below and in Note 24.

For the year ended December 31, 2021, the correction of the misstatement resulted in a $635 million increase to realized gain (loss), an $8 million decrease to amortization of deferred gain on business sold through reinsurance, a $4 million increase to commissions and other expenses related to state income taxes associated with the realized gain and a $131 million increase to federal income tax expense on our Consolidated Statements of Comprehensive Income (Loss). Additionally, the correction of the misstatement resulted in a $492 million decrease to other liabilities and a $492 million increase to retained earnings on our Consolidated Balance Sheets as of December 31, 2021.

For the year ended December 31, 2022, the correction of the misstatement resulted in a $32 million decrease to amortization of deferred gain on business sold through reinsurance on our Consolidated Statements of Comprehensive Income (Loss). Additionally, the

correction of the misstatement resulted in a $467 million increase to retained earnings on our Consolidated Balance Sheets as of December 31, 2022.

Other Immaterial Misstatements

As part of the restatement, we made corrections to previously identified errors that the Company determined to be immaterial, both individually and in the aggregate (the “Other Adjustments”) for the years ended December 31, 2022, and December 31, 2021.

The Other Adjustments resulted in an increase of $16 million to income (loss) before taxes and a decrease of $16 million to income (loss) before taxes for the years ended December 31, 2022, and December 31, 2021, respectively.

The Other Adjustments included adjustments and reclassifications on our Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021, that had no impact on stockholder’s equity. We reclassified derivative investments that resulted in a decrease to derivative investments of $142 million, a decrease to other assets of $70 million and a decrease to other liabilities of $212 million as of December 31, 2022. We reclassified derivative investments that resulted in a decrease to other assets of $760 million, an increase to derivative investments of $260 million and a decrease to other liabilities of $500 million as of December 31, 2021.

The combined impacts of the correction of the misstatement associated with the coinsurance reinsurance transaction and the Other Adjustments are reflected in the “restatement impacts” column of the restatement tables below and in Note 24.

Description of Restatement Tables

The following tables present the amounts previously reported and a reconciliation to the restated amounts reported on the restated Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021, and the restated Consolidated Statements of Comprehensive Income (Loss), the restated Consolidated Statements of Stockholder’s Equity and the restated Consolidated Statements of Cash Flows for the years ended December 31, 2022, and December 31, 2021. The amounts as previously reported for the years ended December 31, 2022, and December 31, 2021, were derived from our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed on March 7, 2023.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $104,491; allowance for credit losses: 2021 - $19)	$117,511	$(35)	$117,476
Trading securities	4,427	(22)	4,405
Equity securities	314	57	371
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $739)	17,893	-	17,893
Policy loans	2,349	-	2,349
Derivative investments	5,437	260	5,697
Other investments	3,449	(4)	3,445
Total investments	151,380	256	151,636
Cash and invested cash	2,331	-	2,331
Deferred acquisition costs and value of business acquired	5,985	1	5,986
Accrued investment income	1,157	-	1,157
Reinsurance recoverables, net of allowance for credit losses	22,755	-	22,755
Goodwill	1,778	-	1,778
Other assets	24,046	(754)	23,292
Separate account assets	182,583	-	182,583
Total assets	$392,015	$(497)	$391,518

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$40,416	$-	$40,416
Other contract holder funds	111,174	9	111,183
Short-term debt	1,084	-	1,084
Long-term debt	2,334	-	2,334
Payables for collateral on investments	8,936	-	8,936
Other liabilities	23,108	(986)	22,122
Separate account liabilities	182,583	-	182,583
Total liabilities	369,635	(977)	368,658

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,950	-	11,950
Retained earnings	3,886	480	4,366
Accumulated other comprehensive income (loss)	6,544	-	6,544
Total stockholder’s equity	22,380	480	22,860
Total liabilities and stockholder’s equity	$392,015	$(497)	$391,518

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $110,944; allowance for credit losses: 2022 - $21)	$99,465	$-	$99,465
Trading securities	3,446	-	3,446
Equity securities	427	-	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $487)	18,211	-	18,211
Policy loans	2,345	-	2,345
Derivative investments	3,662	(143)	3,519
Other investments	3,577	-	3,577
Total investments	131,133	(143)	130,990
Cash and invested cash	2,499	-	2,499
Deferred acquisition costs and value of business acquired	13,615	-	13,615
Accrued investment income	1,234	-	1,234
Reinsurance recoverables, net of allowance for credit losses	23,910	-	23,910
Goodwill	1,144	-	1,144
Other assets	21,523	(185)	21,338
Separate account assets	143,536	-	143,536
Total assets	$338,594	$(328)	$338,266

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$41,598	$-	$41,598
Other contract holder funds	120,360	-	120,360
Short-term debt	562	-	562
Long-term debt	2,269	-	2,269
Payables for collateral on investments	6,638	-	6,638
Other liabilities	15,833	(796)	15,037
Separate account liabilities	143,536	-	143,536
Total liabilities	330,796	(796)	330,000

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,903	-	12,903
Retained earnings	1,968	468	2,436
Accumulated other comprehensive income (loss)	(7,073)	-	(7,073)
Total stockholder’s equity	7,798	468	8,266
Total liabilities and stockholder’s equity	$338,594	$(328)	$338,266

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$5,359	$-	$5,359
Fee income	6,612	18	6,630
Net investment income	5,844	(5)	5,839
Realized gain (loss)	89	622	711
Amortization of deferred gain on business sold through reinsurance	40	(8)	32
Other revenues	657	-	657
Total revenues	18,601	627	19,228
Expenses
Interest credited	2,893	18	2,911
Benefits	8,039	-	8,039
Commissions and other expenses	5,546	2	5,548
Interest and debt expense	114	-	114
Spark program expense	87	-	87
Total expenses	16,679	20	16,699
Income (loss) before taxes	1,922	607	2,529
Federal income tax expense (benefit)	293	127	420
Net income (loss)	1,629	480	2,109
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(2,480)	-	(2,480)
Funded status of employee benefit plans	3	-	3
Total other comprehensive income (loss), net of tax	(2,477)	-	(2,477)
Comprehensive income (loss)	$(848)	$480	$(368)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$5,841	$-	$5,841
Fee income	5,783	-	5,783
Net investment income	5,270	4	5,274
Realized gain (loss)	201	13	214
Amortization of deferred gain on business sold through reinsurance	69	(32)	37
Other revenues	621	-	621
Total revenues	17,785	(15)	17,770
Expenses
Interest credited	2,849	-	2,849
Benefits	10,801	-	10,801
Commissions and other expenses	4,799	-	4,799
Interest and debt expense	137	-	137
Spark program expense	167	-	167
Impairment of intangibles	634	-	634
Total expenses	19,387	-	19,387
Income (loss) before taxes	(1,602)	(15)	(1,617)
Federal income tax expense (benefit)	(329)	(3)	(332)
Net income (loss)	(1,273)	(12)	(1,285)
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(13,613)	-	(13,613)
Funded status of employee benefit plans	(4)	-	(4)
Total other comprehensive income (loss), net of tax	(13,617)	-	(13,617)
Comprehensive income (loss)	$(14,890)	$(12)	$(14,902)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$11,853	$-	$11,853
Capital contribution from Lincoln National Corporation	65	-	65
Stock compensation/issued for benefit plans	32	-	32
Balance as of end-of-year	11,950	-	11,950

Retained Earnings
Balance as of beginning-of-year	4,167	-	4,167
Net income (loss)	1,629	480	2,109
Dividends paid to Lincoln National Corporation	(1,910)	-	(1,910)
Balance as of end-of-year	3,886	480	4,366

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	9,021	-	9,021
Other comprehensive income (loss), net of tax	(2,477)	-	(2,477)
Balance as of end-of-year	6,544	-	6,544
Total stockholder’s equity as of end-of-year	$22,380	$480	$22,860

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$11,950	$-	$11,950
Capital contribution from Lincoln National Corporation	925	-	925
Stock compensation/issued for benefit plans	28	-	28
Balance as of end-of-year	12,903	-	12,903

Retained Earnings
Balance as of beginning-of-year	3,886	480	4,366
Net income (loss)	(1,273)	(12)	(1,285)
Dividends paid to Lincoln National Corporation	(645)	-	(645)
Balance as of end-of-year	1,968	468	2,436

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,544	-	6,544
Other comprehensive income (loss), net of tax	(13,617)	-	(13,617)
Balance as of end-of-year	(7,073)	-	(7,073)
Total stockholder’s equity as of end-of-year	$7,798	$468	$8,266

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$1,629	$480	$2,109
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(89)	(622)	(711)
Sales and maturities (purchases) of trading securities, net	(108)	21	(87)
Amortization of deferred gain (loss) on business sold through reinsurance	(40)	8	(32)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	292	(3)	289
Premiums and fees receivable	(95)	-	(95)
Accrued investment income	8	-	8
Insurance liabilities and reinsurance-related balances	(585)	1	(584)
Accrued expenses	367	3	370
Federal income tax accruals	264	127	391
Cash management agreement	(1,286)	-	(1,286)
Other	(165)	2	(163)
Net cash provided by (used in) operating activities	192	17	209
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(16,834)	(22)	(16,856)
Sales of available-for-sale securities and equity securities	2,341	-	2,341
Maturities of available-for-sale securities	9,417	-	9,417
Purchases of alternative investments	(754)	-	(754)
Sales and repayments of alternative investments	377	-	377
Issuance of mortgage loans on real estate	(3,062)	5	(3,057)
Repayment and maturities of mortgage loans on real estate	1,873	-	1,873
Repayment (issuance) of policy loans, net	61	-	61
Net change in collateral on investments, derivatives and related settlements	3,095	-	3,095
Other	(253)	-	(253)
Net cash provided by (used in) investing activities	(3,739)	(17)	(3,756)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	-	65
Payment of long-term debt, including current maturities	(60)	-	(60)
Issuance (payment) of short-term debt	587	-	587
Payment related to sale-leaseback transactions	(59)	-	(59)
Proceeds from certain financing arrangements	159	-	159
Deposits of fixed account values, including the fixed portion of variable	12,622	4	12,626
Withdrawals of fixed account values, including the fixed portion of variable	(6,575)	53	(6,522)
Transfers from (to) separate accounts, net	(340)	(57)	(397)
Common stock issued for benefit plans	(13)	-	(13)
Dividends paid to Lincoln National Corporation	(1,910)	-	(1,910)
Other	(60)	-	(60)
Net cash provided by (used in) financing activities	4,416	-	4,416
Net increase (decrease) in cash, invested cash and restricted cash	869	-	869
Cash, invested cash and restricted cash as of beginning-of-year	1,462	-	1,462
Cash, invested cash and restricted cash as of end-of-year	$2,331	$-	$2,331

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$(1,273)	$(12)	$(1,285)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(201)	(13)	(214)
Sales and maturities (purchases) of trading securities, net	301	-	301
Amortization of deferred gain (loss) on business sold through reinsurance	(69)	32	(37)
Impairment of intangibles	634	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	42	3	45
Premiums and fees receivable	(53)	-	(53)
Accrued investment income	(41)	-	(41)
Insurance liabilities and reinsurance-related balances	1,055	-	1,055
Accrued expenses	(98)	-	(98)
Federal income tax accruals	(268)	(3)	(271)
Cash management agreement	3,730	-	3,730
Other	531	(4)	527
Net cash provided by (used in) operating activities	4,290	3	4,293
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,768)	-	(14,768)
Sales of available-for-sale securities and equity securities	2,347	-	2,347
Maturities of available-for-sale securities	5,487	-	5,487
Purchases of alternative investments	(631)	-	(631)
Sales and repayments of alternative investments	441	-	441
Issuance of mortgage loans on real estate	(2,503)	(4)	(2,507)
Repayment and maturities of mortgage loans on real estate	2,247	-	2,247
Repayment (issuance) of policy loans, net	4	-	4
Net change in collateral on investments, derivatives and related settlements	(4,654)	1	(4,653)
Other	(40)	-	(40)
Net cash provided by (used in) investing activities	(12,070)	(3)	(12,073)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	925	-	925
Payment of long-term debt, including current maturities	(40)	-	(40)
Issuance (payment) of short-term debt	(522)	-	(522)
Payment related to sale-leaseback transactions	(70)	-	(70)
Proceeds from certain financing arrangements	186	-	186
Deposits of fixed account values, including the fixed portion of variable	15,212	-	15,212
Withdrawals of fixed account values, including the fixed portion of variable	(6,880)	-	(6,880)
Transfers from (to) separate accounts, net	(195)	-	(195)
Common stock issued for benefit plans	(21)	-	(21)
Dividends paid to Lincoln National Corporation	(645)	-	(645)
Other	(2)	-	(2)
Net cash provided by (used in) financing activities	7,948	-	7,948
Net increase (decrease) in cash, invested cash and restricted cash	168	-	168
Cash, invested cash and restricted cash as of beginning-of-year	2,331	-	2,331
Cash, invested cash and restricted cash as of end-of-year	$2,499	$-	$2,499

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

The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality rates and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue. The liabilities for future contract benefits and claims reserves for immediate and deferred paid-

up annuities are computed using investment yield assumptions that range from 0.50% to 12.15%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,950	$763	$10,538	$9	$79,166
U.S. government bonds	377	5	31	-	351
State and municipal bonds	5,198	170	483	-	4,885
Foreign government bonds	339	17	45	-	311
RMBS	2,025	21	203	7	1,836
CMBS	1,908	3	244	-	1,667
ABS	11,791	37	925	4	10,899
Hybrid and redeemable preferred securities	356	25	30	1	350
Total fixed maturity AFS securities	$110,944	$1,041	$12,499	$21	$99,465

	As Restated
	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,197	$11,569	$326	$17	$97,423
U.S. government bonds	348	54	2	-	400
State and municipal bonds	5,113	1,275	11	-	6,377
Foreign government bonds	365	63	5	-	423
RMBS	2,132	178	4	1	2,305
CMBS	1,542	62	14	-	1,590
ABS	8,433	127	54	-	8,506
Hybrid and redeemable preferred securities	361	103	11	1	452
Total fixed maturity AFS securities	$104,491	$13,431	$427	$19	$117,476

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,239	$3,205
Due after one year through five years	17,545	16,716
Due after five years through ten years	18,985	17,177
Due after ten years	55,451	47,965
Subtotal	95,220	85,063
Structured securities (RMBS, CMBS, ABS)	15,724	14,402
Total fixed maturity AFS securities	$110,944	$99,465

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

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

		As Restated
	As of	As of
	December 31,	December 31,
	2022	2021
Fixed maturity securities:
Corporate bonds	$2,196	$2,679
U.S. government bonds	-	32
State and municipal bonds	21	27
Foreign government bonds	49	73
RMBS	99	95
CMBS	137	137
ABS	919	1,338
Hybrid and redeemable preferred securities	25	24
Total trading securities	$3,446	$4,405

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2022, 2021 and 2020, was $(628) million, $(47) million (as restated) and $117 million, respectively.

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

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Fixed maturity AFS securities	$4,408	$4,242	$4,241
Trading securities	179	165	198
Equity securities	11	3	3
Mortgage loans on real estate	687	677	674
Policy loans	100	115	125
Cash and invested cash	12	-	13
Commercial mortgage loan prepayment
and bond make-whole premiums	100	195	78
Alternative investments	96	677	218
Consent fees	8	10	5
Other investments	75	60	42
Investment income	5,676	6,144	5,597
Investment expense	(402)	(305)	(333)
Net investment income	$5,274	$5,839	$5,264

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As Restated
	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,377	$4	$232	$2,009	$98	$11
Foreign currency contracts (1)	4,383	643	18	3,979	283	51
Total cash flow hedges	5,760	647	250	5,988	381	62
Fair value hedges:
Interest rate contracts (1)	524	2	44	526	-	210
Non-Qualifying Hedges
Interest rate contracts (1)	105,977	709	935	82,786	897	176
Foreign currency contracts (1)	395	27	2	487	7	2
Equity market contracts (1)	142,653	5,135	2,035	107,151	8,490	3,909
Commodity contracts (1)	13	14	3	-	-	-
Credit contracts (1)	-	-	-	49	-	-
LPR ceded derivative (2)	-	212	-	-	318	-
Embedded derivatives:
GLB direct (3)	-	1,697	-	-	1,967	-
GLB ceded (3)	-	29	1,721	-	56	2,018
Reinsurance-related (3)	-	681	-	-	-	578
Indexed annuity and IUL contracts (3) (4)	-	525	4,783	-	528	6,131
Total derivative instruments	$255,322	$9,678	$9,773	$196,987	$12,644	$13,086

(1)Reported in derivative investments and other liabilities on the Consolidated Balance Sheets.

(2)Reported in other assets on the Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(4)Reported in future contract benefits on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	As Restated
	Remaining Life as of December 31, 2022
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$31,463	$27,958	$24,892	$20,565	$3,000	$107,878
Foreign currency contracts (2)	261	730	1,681	2,037	69	4,778
Equity market contracts	94,841	28,952	7,796	9	11,055	142,653
Commodity contracts	13	-	-	-	-	13
Total derivative instruments
with notional amounts	$126,578	$57,640	$34,369	$22,611	$14,124	$255,322

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

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated
	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2022
	Realized	Net
	Gain	Investment
	(Loss)	Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$214	$5,274	$10,801
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(167)	-
Derivatives designated as hedging instruments	-	167	-
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	39	62	-
Non-Qualifying Hedges
Interest rate contracts	(2,113)	-	-
Foreign currency contracts	2	-	-
Equity market contracts	(2,075)	-	-
Commodity contracts	11	-	-
Credit contracts	(4)	-	-
LPR ceded derivative	-	-	106
Embedded derivatives:
Reinsurance-related	1,259	-	-
Indexed annuity and IUL contracts	1,760	-	-

	As Restated
	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2021
	Realized	Net
	Gain	Investment
	(Loss)	Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$711	$5,839	$8,039
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(60)	-
Derivatives designated as hedging instruments	-	60
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	-
Non-Qualifying Hedges
Interest rate contracts	(957)	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	3,355	-	-
Credit contracts	(1)	-	-
Embedded derivatives:
GLB	4	-	-
Reinsurance-related	280	-	-
Indexed annuity and IUL contracts	(2,622)	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2020
	Realized	Net
	Gain	Investment
	(Loss)	Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(526)	$5,264	$8,050
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	69	-
Derivatives designated as hedging instruments	-	(69)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	56	-
Non-Qualifying Hedges
Interest rate contracts	1,287	-	-
Foreign currency contracts	(3)	-	-
Equity market contracts	971	-	-
Credit contracts	(6)	-	-
Embedded derivatives:
GLB	1	-	-
Reinsurance-related	(241)	-	-
Indexed annuity and IUL contracts	(471)	-	-

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

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As Restated
	As of December 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,483	$2,932	$9,415
Gross amounts offset	(2,964)	-	(2,964)
Net amount of assets	3,519	2,932	6,451
Gross amounts not offset:
Cash collateral	(3,200)	-	(3,200)
Non-cash collateral (1)	(319)	-	(319)
Net amount	$-	$2,932	$2,932

Financial Liabilities
Gross amount of recognized liabilities	$304	$6,504	$6,808
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	254	6,504	6,758
Gross amounts not offset:
Cash collateral	(157)	-	(157)
Non-cash collateral (1)	(46)	-	(46)
Net amount	$51	$6,504	$6,555

(1)Excludes excess non-cash collateral received of $1.1 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements. There was no excess non-cash collateral pledged as of December 31, 2022.

	As Restated
	As of December 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$9,705	$2,551	$12,256
Gross amounts offset	(4,008)	-	(4,008)
Net amount of assets	5,697	2,551	8,248
Gross amounts not offset:
Cash collateral	(5,564)	-	(5,564)
Non-cash collateral (1)	(133)	-	(133)
Net amount	$-	$2,551	$2,551

Financial Liabilities
Gross amount of recognized liabilities	$351	$8,727	$9,078
Gross amounts offset	(70)	-	(70)
Net amount of liabilities	281	8,727	9,008
Gross amounts not offset:
Cash collateral	(44)	-	(44)
Non-cash collateral (1)	-	-	-
Net amount	$237	$8,727	$8,964

(1)Excludes excess non-cash collateral received of $362 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements. There was no excess non-cash collateral pledged as of December 31, 2021.

6. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Current	$(24)	$20	$(59)
Deferred	(308)	400	3
Federal income tax expense (benefit)	$(332)	$420	$(56)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Income (loss) before taxes	$(1,617)	$2,529	$535
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	(340)	531	112
Effect of:
Tax-preferred investment income (1)	(90)	(88)	(98)
Tax credits	(42)	(26)	(39)
Excess tax benefits from stock-based compensation	(1)	-	2
Goodwill impairment	133	-	-
Tax impact associated with the Tax Cuts and Jobs Act (2)	-	-	(37)
Other items	8	3	4
Federal income tax expense (benefit)	$(332)	$420	$(56)
Effective tax rate	21%	17%	-10%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction.

(2)In 2020, we recognized a $37 million tax benefit attributable to the carry back of a 2020 net operating loss under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, which provides for a five-year carryback period.

	As Restated
	As of December 31,
	2022	2021
Current	$353	$382
Deferred	824	(3,122)
Total federal income tax asset (liability)	$1,177	$(2,740)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As Restated
	As of December 31,
	2022	2021
Deferred Tax Assets
Future contract benefits and other contract holder funds	$430	$297
Reinsurance-related embedded derivative liability	-	121
Compensation and benefit plans	152	180
Intangibles	18	25
Net unrealized loss on fixed maturity AFS securities	2,161	-
Net unrealized loss on trading securities	70	-
Investment activity	296	-
Net operating losses	278	292
Other	30	34
Total deferred tax assets	$3,435	$949
Deferred Tax Liabilities
DAC	$1,827	$433
VOBA	275	147
Net unrealized gain on fixed maturity AFS securities	-	2,706
Net unrealized gain on trading securities	-	64
Investment activity	-	421
Reinsurance-related embedded derivative asset	143	-
Other	366	300
Total deferred tax liabilities	$2,611	$4,071
Net deferred tax asset (liability)	$824	$(3,122)

As of December 31, 2022, we have $1.3 billion of net operating losses to carry forward to future years. The net operating losses arose in tax years 2018 and 2022, and under the Tax Cuts and Jobs Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

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

	As Restated
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

7. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Balance as of beginning-of-year	$5,802	$5,590	$7,418
Cumulative effect from adoption of new accounting
standard	-	-	5
Business acquired (sold) through reinsurance	-	(362)	(26)
Deferrals	1,372	1,364	1,427
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(772)	(977)	(811)
Unlocking	(152)	(558)	(211)
Adjustment related to realized (gains) losses	(112)	(47)	(35)
Adjustment related to unrealized (gains) losses	6,648	792	(2,177)
Balance as of end-of-year	$12,786	$5,802	$5,590

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$184	$234	$327
Business acquired (sold) through reinsurance	-	(288)	-
Deferrals	2	-	3
Amortization:
Amortization, excluding unlocking	(76)	(91)	(107)
Unlocking	70	(8)	(201)
Accretion of interest (1)	22	35	44
Adjustment related to realized (gains) losses	(2)	(3)	-
Adjustment related to unrealized (gains) losses	629	305	168
Balance as of end-of-year	$829	$184	$234

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2022, was as follows:

2023	$33
2024	35
2025	34
2026	33
2027	31

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$245	$259	$281
Deferrals	6	5	7
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(14)	(25)	(20)
Unlocking	2	-	(1)
Adjustment related to realized (gains) losses	(1)	(2)	(2)
Adjustment related to unrealized (gains) losses	20	8	(6)
Balance as of end-of-year	$258	$245	$259

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$399	$396	$646
Cumulative effect from adoption of new accounting
standard	-	-	4
Business acquired (sold) through reinsurance	-	(290)	-
Deferrals	1,083	1,014	1,002
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(531)	(593)	(529)
Unlocking	(48)	(387)	(275)
Adjustment related to realized (gains) losses	(28)	(22)	16
Adjustment related to unrealized (gains) losses	4,820	281	(468)
Balance as of end-of-year	$5,695	$399	$396

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re Life & Health America, Inc. (“Swiss Re”):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Direct insurance premiums and fee income	$13,807	$14,028	$13,159
Reinsurance assumed	102	97	101
Reinsurance ceded	(2,285)	(2,136)	(2,018)
Total insurance premiums and fee income	$11,624	$11,989	$11,242

Direct insurance benefits	$14,982	$10,578	$10,497
Reinsurance recoveries	(4,181)	(2,539)	(2,447)
Total benefits	$10,801	$8,039	$8,050

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

Effective October 1, 2021, we entered into a reinsurance agreement with Resolution Life to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.7 billion as of December 31, 2022 and 2021. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $4.1 billion as of December 31, 2022 and 2021. We recognized a realized gain of $635 million in the fourth quarter of 2021 for the coinsurance portion of the transaction upon the transfer of a portfolio of assets to Resolution Life.

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

See “Realized Gain (Loss)” in Note 15 for information on reinsurance-related embedded derivatives.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

			As Restated
	As of December 31, 2022		As of December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$67	$100	$63
Group Protection:
VOCRA	576	115	576	85
VODA	31	10	31	7
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$712	$192	$712	$155

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2022, was as follows:

2023	$37
2024	37
2025	37
2026	37
2027	37
Thereafter	330

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$6,315	$8,993	$5,637
Cumulative effect from adoption of new accounting standards	-	-	40
Unrealized holding gains (losses) arising during the year	(24,477)	(4,475)	7,585
Change in foreign currency exchange rate adjustment	(321)	(146)	180
Change in DAC, VOBA, DSI, future contract benefits and other contract holder	7,426	1,818	(3,559)
funds
Income tax benefit (expense)	3,716	600	(901)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(13)	624	(52)
Associated amortization of DAC, VOBA, DSI and DFEL	44	(23)	38
Income tax benefit (expense)	(7)	(126)	3
Balance as of end-of-year	$(7,365)	$6,315	$8,993
Unrealized OTTI on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$-	$40
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	-	(40)
Balance as of end-of-year	$-	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$240	$42	$181
Unrealized holding gains (losses) arising during the year	(154)	141	77
Change in foreign currency exchange rate adjustment	312	152	(174)
Change in DAC, VOBA, DSI and DFEL	(29)	7	(23)
Income tax benefit (expense)	(28)	(65)	26
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	103	49	64
Associated amortization of DAC, VOBA, DSI and DFEL	(62)	(2)	(7)
Income tax benefit (expense)	(9)	(10)	(12)
Balance as of end-of-year	$309	$240	$42
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(11)	$(14)	$(22)
Adjustment arising during the year	(6)	4	10
Income tax benefit (expense)	-	(1)	(2)
Balance as of end-of-year	$(17)	$(11)	$(14)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(13)	$624	$(52)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	44	(23)	38	Realized gain (loss)
Reclassification before income
tax benefit (expense)	31	601	(14)	Income (loss) before taxes
Income tax benefit (expense)	(7)	(126)	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$24	$475	$(11)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	$2	Net investment income
Foreign currency contracts	62	48	56	Net investment income
Foreign currency contracts	39	(2)	6	Realized gain (loss)
Total gross reclassifications	103	49	64
Associated amortization of DAC,
VOBA, DSI and DFEL	(62)	(2)	(7)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	41	47	57	Income (loss) before taxes
Income tax benefit (expense)	(9)	(10)	(12)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$32	$37	$45	Net income (loss)

15. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Fixed maturity AFS securities:
Gross gains	$37	$660	$26
Gross losses	(50)	(36)	(78)
Credit loss benefit (expense) (1)	(14)	(11)	(25)
Realized gain (loss) on equity securities (2)	12	41	8
Credit loss benefit (expense) on mortgage loans on real estate	(3)	111	(117)
Credit loss benefit (expense) on reinsurance-related assets (3)	(126)	2	-
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	683	169	(142)
Other gain (loss) on investments	(35)	-	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(18)	(25)	31
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	486	911	(304)
Indexed annuity and IUL contracts net derivative results: (6)
Gross gain (loss)	74	22	38
Associated amortization of DAC, VOBA, DSI and DFEL	(56)	4	(26)
GLB fees ceded to LNBAR and attributed fees:
Gross gain (loss)	(260)	(192)	(205)
Associated amortization of DAC, VOBA, DSI and DFEL	(30)	(34)	(29)
Total realized gain (loss)	$214	$711	$(526)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $7 million (as restated), $44 million (as restated) and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Commissions	$2,201	$2,227	$2,193
General and administrative expenses	2,200	2,187	2,014
Expenses associated with reserve financing and LOCs	60	57	55
DAC and VOBA deferrals and interest, net of amortization	(466)	235	(144)
Broker-dealer expenses	419	441	378
Specifically identifiable intangible asset amortization	37	37	37
Taxes, licenses and fees	348	350	336
Transaction and integration costs related to mergers, acquisitions and divestitures	-	14	20
Total	$4,799	$5,548	$4,889

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

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As Restated
	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$99,465	$99,465	$117,476	$117,476
Trading securities	3,446	3,446	4,405	4,405
Equity securities	427	427	371	371
Mortgage loans on real estate	18,211	16,477	17,893	18,599
Derivative investments	3,519	3,519	5,697	5,697
Other investments	3,577	3,577	3,435	3,435
Cash and invested cash	2,499	2,499	2,331	2,331
Other assets:
GLB direct embedded derivatives	1,697	1,697	1,967	1,967
GLB ceded embedded derivatives	29	29	56	56
Reinsurance-related embedded derivatives	681	681	-	-
Indexed annuity ceded embedded derivatives	525	525	528	528
LPR ceded derivative	212	212	318	318
Separate account assets	143,536	143,536	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,783)	(4,783)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,686)	(1,686)	(1,788)	(1,788)
Account values of certain investment contracts	(43,545)	(34,244)	(41,164)	(47,828)
Short-term debt	(562)	(562)	(1,084)	(1,084)
Long-term debt	(2,269)	(2,166)	(2,334)	(2,675)
Other liabilities:
Reinsurance-related embedded derivatives	-	-	(578)	(578)
Derivative liabilities	(254)	(254)	(281)	(281)
GLB ceded embedded derivatives	(1,721)	(1,721)	(2,018)	(2,018)

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

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As Restated
	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,980	$5,186	$79,166
U.S. government bonds	332	19	-	351
State and municipal bonds	-	4,850	35	4,885
Foreign government bonds	-	311	-	311
RMBS	-	1,835	1	1,836
CMBS	-	1,667	-	1,667
ABS	-	9,782	1,117	10,899
Hybrid and redeemable preferred securities	40	261	49	350
Trading securities	-	2,865	581	3,446
Equity securities	-	274	153	427
Mortgage loans on real estate	-	-	487	487
Derivative investments (1)	-	5,929	605	6,534
Other investments – short-term investments	-	30	-	30
Cash and invested cash	-	2,499	-	2,499
Other assets:
GLB direct embedded derivatives	-	-	1,697	1,697
GLB ceded embedded derivatives	-	-	29	29
Reinsurance-related embedded derivatives	-	681	-	681
Indexed annuity ceded embedded derivatives	-	-	525	525
LPR ceded derivative	-	-	212	212
Separate account assets	412	143,124	-	143,536
Total assets	$784	$248,107	$10,677	$259,568

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,783)	$(4,783)
Other liabilities:
Derivative liabilities (1)	-	(2,666)	(603)	(3,269)
GLB ceded embedded derivatives	-	-	(1,721)	(1,721)
Total liabilities	$-	$(2,666)	$(7,107)	$(9,773)

	As Restated
	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$88,622	$8,801	$97,423
U.S. government bonds	395	5	-	400
State and municipal bonds	-	6,377	-	6,377
Foreign government bonds	-	382	41	423
RMBS	-	2,302	3	2,305
CMBS	-	1,590	-	1,590
ABS	-	7,636	870	8,506
Hybrid and redeemable preferred securities	53	309	90	452
Trading securities	32	3,545	828	4,405
Equity securities	7	273	91	371
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	9,626	149	9,775
Other investments – short-term investments	-	114	-	114
Cash and invested cash	-	2,331	-	2,331
Other assets:
GLB direct embedded derivatives	-	-	1,967	1,967
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
LPR ceded derivative	-	-	318	318
Separate account assets	646	181,929	-	182,575
Total assets	$1,133	$305,041	$14,481	$320,655

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Other liabilities:
Reinsurance-related embedded derivatives	-	(578)	-	(578)
Derivative liabilities (1)	-	(4,231)	(128)	(4,359)
GLB ceded embedded derivatives	-	-	(2,018)	(2,018)
Total liabilities	$-	$(4,809)	$(8,277)	$(13,086)

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

	As Restated
	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(1,542)	$592	$(2,666)	$5,186
State and municipal bonds	-	-	(1)	-	36	35
Foreign government bonds	41	-	(6)	(30)	(5)	-
RMBS	3	-	1	21	(24)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	90	(4)	(21)	(12)	(4)	49
Trading securities	828	(80)	-	(152)	(15)	581
Equity securities	91	52	-	25	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	-	487
Derivative investments	21	2	(6)	-	(15)	2
Other assets:
GLB direct embedded derivatives (3)	1,967	(270)	-	-	-	1,697
GLB ceded embedded derivatives (3)	56	(27)	-	-	-	29
Indexed annuity ceded embedded
derivatives (3)	528	(215)	-	212	-	525
LPR ceded derivative (4)	318	(106)	-	-	-	212
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	1,975	-	(627)	-	(4,783)
Other liabilities – GLB ceded embedded
derivatives (3)	(2,018)	297	-	-	-	(1,721)
Total, net	$6,204	$1,605	$(1,693)	$495	$(3,041)	$3,570

	As Restated
	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$3	$(182)	$1,189	$30	$8,801
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(102)	41
RMBS	2	-	-	2	(1)	3
CMBS	1	(1)	-	8	(8)	-
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	103	-	25	(38)	-	90
Trading securities	643	(3)	-	210	(22)	828
Equity securities	57	38	-	(4)	-	91
Mortgage loans on real estate	832	11	5	(109)	-	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets:
GLB direct embedded derivatives (3)	450	1,517	-	-	-	1,967
GLB ceded embedded derivatives (3)	82	(26)	-	-	-	56
Indexed annuity ceded embedded
derivatives (3)	550	87	-	(109)	-	528
LPR ceded derivative (4)	-	-	-	-	318	318
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(2,709)	-	172	-	(6,131)
Other liabilities – GLB ceded embedded
derivatives (3)	(531)	(1,487)	-	-	-	(2,018)
Total, net	$8,547	$(1,314)	$(175)	$1,859	$(2,713)	$6,204

	For the Year Ended December 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,978	$(7)	$281	$435	$74	$7,761
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	3	(19)	-	74
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	10	495	(203)	570
Hybrid and redeemable preferred
securities	78	-	(2)	9	18	103
Trading securities	666	10	-	(32)	(1)	643
Equity securities	30	4	-	18	5	57
Mortgage loans on real estate	-	(1)	(10)	56	787	832
Derivative investments	868	986	267	(363)	(216)	1,542
Other assets: (3)
GLB direct embedded derivatives	450	-	-	-	-	450
GLB ceded embedded derivatives	60	22	-	-	-	82
Indexed annuity ceded embedded derivatives	927	538	-	(915)	-	550
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(1,009)	-	-	-	(3,594)
Other liabilities – GLB ceded embedded
derivatives (3)	(510)	(21)	-	-	-	(531)
Total, net	$7,337	$522	$549	$(316)	$455	$8,547

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

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Trading securities (1)	$(81)	$4	$-
Equity securities (1)	54	40	-
Mortgage loans on real estate (1)	(20)	12	-
Derivative investments (1)	2	1,051	536
Other assets – LPR ceded derivative (2)	(106)	-	-
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(95)	44	634
Other assets – GLB direct and ceded	486	2,315	671
Other liabilities – GLB ceded	(483)	(2,310)	(671)
Total, net	$(243)	$1,156	$1,170

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues
Operating revenues:
Life Insurance	$6,694	$7,700	$7,086
Annuities	4,372	4,565	4,067
Group Protection	5,303	4,994	4,792
Retirement Plan Services	1,258	1,307	1,197
Other Operations	133	158	166
Excluded realized gain (loss), pre-tax	8	504	(742)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	2	-	-
Total revenues	$17,770	$19,228	$16,566

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,841)	$530	$(12)
Annuities	1,308	1,325	1,125
Group Protection	101	(128)	42
Retirement Plan Services	198	223	157
Other Operations	(376)	(242)	(161)
Excluded realized gain (loss), after-tax	6	397	(586)
Benefit ratio unlocking, after-tax	(47)	15	4
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	(11)	(15)
Net income (loss)	$(1,285)	$2,109	$591

Other segment information (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Life Insurance	$2,464	$3,054	$2,689
Annuities	1,386	1,314	1,192
Group Protection	333	364	329
Retirement Plan Services	966	982	924
Other Operations	125	125	130
Total net investment income	$5,274	$5,839	$5,264

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Amortization of DAC and VOBA, Net of Interest
Life Insurance	$537	$1,029	$768
Annuities	249	433	376
Group Protection	106	107	114
Retirement Plan Services	17	31	28
Total amortization of DAC and VOBA, net of interest	$909	$1,600	$1,286

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Federal Income Tax Expense (Benefit)
Life Insurance	$(520)	$120	$(28)
Annuities	224	252	187
Group Protection	28	(34)	11
Retirement Plan Services	32	46	21
Other Operations	(85)	(70)	(51)
Excluded realized gain (loss)	2	107	(155)
Benefit ratio unlocking	(12)	4	1
Net impact from the Tax Cuts and Jobs Act	-	-	(37)
Transaction and integration costs related to mergers,
acquisitions and divestitures	(1)	(5)	(5)
Total federal income tax expense (benefit)	$(332)	$420	$(56)

	As Restated
	As of December 31,
	2022	2021
Assets
Life Insurance	$98,540	$106,977
Annuities	166,261	200,833
Group Protection	9,802	10,519
Retirement Plan Services	41,909	47,633
Other Operations	21,754	25,556
Total assets	$338,266	$391,518

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Interest paid	$126	$115	$127
Income taxes paid (received)	(61)	29	78
Significant non-cash investing transactions:
Equity securities received in exchange of fixed maturity AFS securities	-	-	17
Significant non-cash financing transactions:
Net increase (decrease) in fixed maturity AFS securities and
accrued investment income in connection with reinsurance transactions	54	(3,700)	58

23. Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Balance Sheets:

		As Restated
	As of	As of
	December 31,	December 31,
	2022	2021
Assets with affiliates:
Inter-company notes	$1,216	$1,474	Fixed maturity AFS securities
Ceded reinsurance contracts	(67)	(150)	Deferred acquisition costs and value of
			business acquired
Accrued inter-company interest receivable	13	11	Accrued investment income
Ceded reinsurance contracts	4,388	2,867	Reinsurance recoverables, net of allowance
			for credit losses
Ceded reinsurance contracts	676	529	Other assets
Cash management agreement	124	3,854	Other assets
Service agreement receivable	6	64	Other assets

Liabilities with affiliates:
Assumed reinsurance contracts	16	21	Future contract benefits
Assumed reinsurance contracts	361	364	Other contract holder funds
Ceded reinsurance contracts	(7)	(37)	Other contract holder funds
Inter-company short-term debt	562	1,084	Short-term debt
Inter-company long-term debt	2,269	2,334	Long-term debt
Ceded reinsurance contracts	4,421	7,467	Other liabilities
Accrued inter-company interest payable	15	4	Other liabilities
Service agreement payable	41	35	Other liabilities

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues with affiliates:
Premiums received on assumed (paid on ceded)
reinsurance contracts	$(449)	$(463)	$(439)	Insurance premiums
Fees for management of general account	(140)	(138)	(140)	Net investment income
Net investment income on ceded funds withheld treaties	(161)	(113)	(119)	Net investment income
Net investment income on inter-company notes	40	29	40	Net investment income
Realized gains (losses) on ceded reinsurance contracts:
GLB reserves embedded derivatives	282	(1,305)	(30)	Realized gain (loss)
Other gains (losses)	631	94	(175)	Realized gain (loss)
Reinsurance-related settlements	(1,068)	1,626	193	Realized gain (loss)
Amortization of deferred gain (loss) on reinsurance
contracts	3	3	3	Amortization of deferred gain
				(loss) on business sold
				through reinsurance
Benefits and expenses with affiliates:
Interest credited on assumed reinsurance contracts	47	48	45	Interest credited
Reinsurance (recoveries) benefits on ceded reinsurance	(1,715)	(443)	(585)	Benefits
Ceded reinsurance contracts	(86)	-	(1)	Commissions and other
				expenses
Service agreement payments (receipts)	(53)	(29)	(17)	Commissions and other
				expenses
Interest expense on inter-company debt	120	107	116	Interest and debt expense

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

24. Quarterly Results of Operations (Unaudited)

As further described in Note 1, the previously reported financial information for all quarters in 2022 and 2021 has been restated and is reflected in the tables that follow.  See “Restatement of Previously Issued Consolidated Financial Statements – Description of Misstatements” in Note 1 for a description of the restatement adjustments.  The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Restated amounts are computed independently for each quarter presented; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As Restated
	As of	As of	As of
	March 31,	June 30,	September 30,
	2021	2021	2021
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: $104,684, $105,530 and $106,752 at March 31, 2021,
June 30, 2021 and September 30, 2021, respectively; allowance for credit losses: $14, $9 and $17 at March 31, 2021, June 30, 2021 and
September 30, 2021, respectively)	$115,695	$120,452	$120,794
Trading securities	4,287	4,154	4,114
Equity securities	142	191	260
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: $874, $818 and $792 at March 31, 2021, June 30,
2021 and September 30, 2021, respectively)	17,159	17,487	17,633
Policy loans	2,487	2,395	2,364
Derivative investments	3,482	4,729	5,075
Other investments	3,023	3,221	3,302
Total investments	146,275	152,629	153,542
Cash and invested cash	1,086	1,914	2,194
Deferred acquisition costs and value of business acquired	7,606	6,207	5,918
Accrued investment income	1,255	1,215	1,251
Reinsurance recoverables, net of allowance for credit losses	18,583	18,257	18,207
Goodwill	1,778	1,778	1,778
Other assets	21,930	22,871	22,941
Separate account assets	171,339	178,795	175,667
Total assets	$369,852	$383,666	$381,498

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$38,941	$39,621	$40,016
Other contract holder funds	106,461	108,249	108,765
Short-term debt	568	457	483
Long-term debt	2,332	2,332	2,333
Payables for collateral on investments	7,593	8,192	8,378
Other liabilities	20,415	21,934	22,308
Separate account liabilities	171,339	178,795	175,667
Total liabilities	347,649	359,580	357,950

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,919	11,930	11,940
Retained earnings	4,444	4,595	4,664
Accumulated other comprehensive income (loss)	5,840	7,561	6,944
Total stockholder’s equity	22,203	24,086	23,548
Total liabilities and stockholder’s equity	$369,852	$383,666	$381,498

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As Restated
	As of	As of	As of
	March 31,	June 30,	September 30,
	2022	2022	2022
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: $106,939, $108,963 and $110,323 at March 31, 2022,
June 30, 2022 and September 30, 2022, respectively; allowance for credit losses: $20, $12 and $18 at March 31, 2022, June 30, 2022 and
September 30, 2022, respectively)	$109,889	$102,954	$97,391
Trading securities	4,313	3,760	3,527
Equity securities	393	412	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: $537, $528 and $495 at March 31, 2022, June 30,
2022 and September 30, 2022, respectively)	17,795	17,830	17,975
Policy loans	2,325	2,355	2,333
Derivative investments	4,574	3,167	3,398
Other investments	3,521	3,782	3,620
Total investments	142,810	134,260	128,671
Cash and invested cash	1,722	1,277	1,291
Deferred acquisition costs and value of business acquired	8,689	11,832	13,765
Accrued investment income	1,209	1,196	1,238
Reinsurance recoverables, net of allowance for credit losses	22,870	23,554	24,256
Goodwill	1,778	1,778	1,144
Other assets	22,284	20,447	21,560
Separate account assets	168,879	145,791	137,295
Total assets	$370,241	$340,135	$329,220

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,186	$38,735	$41,162
Other contract holder funds	112,399	114,652	117,756
Short-term debt	737	698	771
Long-term debt	2,311	2,267	2,267
Payables for collateral on investments	8,905	7,525	6,855
Other liabilities	19,524	17,378	16,635
Separate account liabilities	168,879	145,791	137,295
Total liabilities	351,941	327,046	322,741

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,948	12,020	12,114
Retained earnings	4,799	4,962	2,398
Accumulated other comprehensive income (loss)	1,553	(3,893)	(8,033)
Total stockholder’s equity	18,300	13,089	6,479
Total liabilities and stockholder’s equity	$370,241	$340,135	$329,220

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Revenues
Insurance premiums	$1,324	$1,334	$1,341	$1,360
Fee income	1,529	1,603	1,931	1,567
Net investment income	1,446	1,509	1,510	1,374
Realized gain (loss)	212	(169)	(32)	700
Amortization of deferred gain on business sold through
reinsurance	7	7	8	10
Other revenues	170	162	149	176
Total revenues	4,688	4,446	4,907	5,187
Expenses
Interest credited	738	740	742	691
Benefits	2,183	1,848	1,839	2,169
Commissions and other expenses	1,171	1,260	1,841	1,276
Interest and debt expense	29	28	29	28
Spark program expense	13	21	22	31
Total expenses	4,134	3,897	4,473	4,195
Income (loss) before taxes	554	549	434	992
Federal income tax expense (benefit)	97	83	65	176
Net income (loss)	457	466	369	816
Other comprehensive income (loss), net of tax	(3,181)	1,721	(617)	(400)
Comprehensive income (loss)	$(2,724)	$2,187	$(248)	$416

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Revenues
Insurance premiums	$1,406	$1,436	$1,496	$1,503
Fee income	1,502	1,446	1,438	1,397
Net investment income	1,352	1,338	1,241	1,343
Realized gain (loss)	257	70	11	(124)
Amortization of deferred gain on business sold through
reinsurance	10	10	9	8
Other revenues	154	133	162	172
Total revenues	4,681	4,433	4,357	4,299
Expenses
Interest credited	691	701	717	740
Benefits	2,199	2,051	4,498	2,053
Commissions and other expenses	1,191	1,077	1,205	1,326
Interest and debt expense	29	31	36	41
Spark program expense	31	44	44	48
Impairment of intangibles	-	-	634	-
Total expenses	4,141	3,904	7,134	4,208
Income (loss) before taxes	540	529	(2,777)	91
Federal income tax expense (benefit)	82	86	(488)	(14)
Net income (loss)	458	443	(2,289)	105
Other comprehensive income (loss), net of tax	(4,991)	(5,446)	(4,140)	960
Comprehensive income (loss)	$(4,533)	$(5,003)	$(6,429)	$1,065

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,
	2021	2021	2021
Common Stock
Balance as of beginning-of-period	$11,853	$11,919	$11,930
Capital contribution from Lincoln National Corporation	65	-	-
Stock compensation/issued for benefit plans	1	11	10
Balance as of end-of-period	11,919	11,930	11,940

Retained Earnings
Balance as of beginning-of-period	4,167	4,444	4,595
Net income (loss)	457	466	369
Dividends paid to Lincoln National Corporation	(180)	(315)	(300)
Balance as of end-of-period	4,444	4,595	4,664

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	9,021	5,840	7,561
Other comprehensive income (loss), net of tax	(3,181)	1,721	(617)
Balance as of end-of-period	5,840	7,561	6,944
Total stockholder’s equity as of end-of-period	$22,203	$24,086	$23,548

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,
	2022	2022	2022
Common Stock
Balance as of beginning-of-period	$11,950	$11,948	$12,020
Capital contribution from Lincoln National Corporation	-	65	80
Stock compensation/issued for benefit plans	(2)	7	14
Balance as of end-of-period	11,948	12,020	12,114

Retained Earnings
Balance as of beginning-of-period	4,366	4,799	4,962
Net income (loss)	458	443	(2,289)
Dividends paid to Lincoln National Corporation	(25)	(280)	(275)
Balance as of end-of-period	4,799	4,962	2,398

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	6,544	1,553	(3,893)
Other comprehensive income (loss), net of tax	(4,991)	(5,446)	(4,140)
Balance as of end-of-period	1,553	(3,893)	(8,033)
Total stockholder’s equity as of end-of-period	$18,300	$13,089	$6,479

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	As Restated
	Three	Six	Nine
	Months	Months	Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2021	2021	2021
Cash Flows from Operating Activities
Net income (loss)	$457	$923	$1,292
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(212)	(43)	(11)
Sales and maturities (purchases) of trading securities, net	118	230	239
Amortization of deferred gain (loss) on business sold through reinsurance	(7)	(14)	(22)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	50	106	325
Premiums and fees receivable	(163)	(98)	(99)
Accrued investment income	(51)	(11)	(44)
Insurance liabilities and reinsurance-related balances	(263)	5	(301)
Accrued expenses	(35)	35	200
Federal income tax accruals	97	167	233
Cash management agreement	(182)	(1,223)	(1,367)
Other	(203)	(219)	(226)
Net cash provided by (used in) operating activities	(394)	(142)	219
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,803)	(8,212)	(11,776)
Sales of available-for-sale securities and equity securities	592	1,277	1,441
Maturities of available-for-sale securities	1,862	4,570	6,897
Purchases of alternative investments	(163)	(360)	(504)
Sales and repayments of alternative investments	54	128	258
Issuance of mortgage loans on real estate	(868)	(1,609)	(2,188)
Repayment and maturities of mortgage loans on real estate	398	846	1,267
Repayment (issuance) of policy loans, net	(76)	16	47
Net change in collateral on investments, derivatives and related settlements	987	1,704	2,132
Other	(30)	(67)	(181)
Net cash provided by (used in) investing activities	(1,047)	(1,707)	(2,607)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	65	65
Payment of long-term debt, including current maturities	(60)	(60)	(60)
Issuance (payment) of short-term debt	71	(40)	(14)
Proceeds from certain financing arrangements	-	50	50
Deposits of fixed account values, including the fixed portion of variable	3,136	6,370	9,138
Withdrawals of fixed account values, including the fixed portion of variable	(1,764)	(3,260)	(4,935)
Transfers from (to) separate accounts, net	(130)	(255)	(254)
Common stock issued for benefit plans	(10)	(11)	(12)
Dividends paid to Lincoln National Corporation	(180)	(495)	(795)
Other	(63)	(63)	(63)
Net cash provided by (used in) financing activities	1,065	2,301	3,120
Net increase (decrease) in cash, invested cash and restricted cash	(376)	452	732
Cash, invested cash and restricted cash as of beginning-of-year	1,462	1,462	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,086	$1,914	$2,194

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	As Restated
	Three	Six	Nine
	Months	Months	Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2022	2022	2022
Cash Flows from Operating Activities
Net income (loss)	$458	$900	$(1,389)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(257)	(327)	(338)
Sales and maturities (purchases) of trading securities, net	(189)	109	164
Amortization of deferred gain (loss) on business sold through reinsurance	(10)	(20)	(29)
Impairment of intangibles	-	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	24	(10)	3
Premiums and fees receivable	(91)	(71)	(2)
Accrued investment income	(44)	(40)	(77)
Insurance liabilities and reinsurance-related balances	299	81	2,311
Accrued expenses	(229)	(340)	(375)
Federal income tax accruals	82	192	(308)
Cash management agreement	872	2,427	2,803
Other	(3)	224	478
Net cash provided by (used in) operating activities	912	3,125	3,875
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,910)	(8,090)	(11,961)
Sales of available-for-sale securities and equity securities	105	236	1,231
Maturities of available-for-sale securities	1,566	3,165	4,339
Purchases of alternative investments	(141)	(300)	(453)
Sales and repayments of alternative investments	130	181	380
Issuance of mortgage loans on real estate	(539)	(1,366)	(1,924)
Repayment and maturities of mortgage loans on real estate	716	1,422	1,866
Repayment (issuance) of policy loans, net	25	(6)	16
Net change in collateral on investments, derivatives and related settlements	(242)	(2,322)	(3,667)
Other	(76)	(93)	(83)
Net cash provided by (used in) investing activities	(2,366)	(7,173)	(10,256)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	-	65	145
Payment of long-term debt, including current maturities	-	(40)	(40)
Issuance (payment) of short-term debt	(347)	(385)	(313)
Payment related to sale-leaseback transactions	(4)	(47)	(52)
Proceeds from certain financing arrangements	-	53	53
Deposits of fixed account values, including the fixed portion of variable	3,041	6,892	11,049
Withdrawals of fixed account values, including the fixed portion of variable	(1,873)	(3,334)	(4,970)
Transfers from (to) separate accounts, net	70	116	71
Common stock issued for benefit plans	(17)	(21)	(21)
Dividends paid to Lincoln National Corporation	(25)	(305)	(580)
Other	-	-	(1)
Net cash provided by (used in) financing activities	845	2,994	5,341
Net increase (decrease) in cash, invested cash and restricted cash	(609)	(1,054)	(1,040)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	2,331	2,331
Cash, invested cash and restricted cash as of end-of-period	$1,722	$1,277	$1,291

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $104,684; allowance for credit losses: 2021 - $14)	$115,695	$-	$115,695
Trading securities	4,308	(21)	4,287
Equity securities	121	21	142
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $874)	17,159	-	17,159
Policy loans	2,487	-	2,487
Derivative investments	3,453	29	3,482
Other investments	3,024	(1)	3,023
Total investments	146,247	28	146,275
Cash and invested cash	1,086	-	1,086
Deferred acquisition costs and value of business acquired	7,606	-	7,606
Accrued investment income	1,255	-	1,255
Reinsurance recoverables, net of allowance for credit losses	18,583	-	18,583
Goodwill	1,778	-	1,778
Other assets	22,344	(414)	21,930
Separate account assets	171,339	-	171,339
Total assets	$370,238	$(386)	$369,852

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$38,940	$1	$38,941
Other contract holder funds	106,461	-	106,461
Short-term debt	568	-	568
Long-term debt	2,332	-	2,332
Payables for collateral on investments	7,593	-	7,593
Other liabilities	20,795	(380)	20,415
Separate account liabilities	171,339	-	171,339
Total liabilities	348,028	(379)	347,649

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,919	-	11,919
Retained earnings	4,451	(7)	4,444
Accumulated other comprehensive income (loss)	5,840	-	5,840
Total stockholder’s equity	22,210	(7)	22,203
Total liabilities and stockholder’s equity	$370,238	$(386)	$369,852

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,530; allowance for credit losses: 2021 - $9)	$120,452	$-	$120,452
Trading securities	4,175	(21)	4,154
Equity securities	170	21	191
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $818)	17,487	-	17,487
Policy loans	2,395	-	2,395
Derivative investments	4,547	182	4,729
Other investments	3,223	(2)	3,221
Total investments	152,449	180	152,629
Cash and invested cash	1,914	-	1,914
Deferred acquisition costs and value of business acquired	6,207	-	6,207
Accrued investment income	1,215	-	1,215
Reinsurance recoverables, net of allowance for credit losses	18,257	-	18,257
Goodwill	1,778	-	1,778
Other assets	23,513	(642)	22,871
Separate account assets	178,795	-	178,795
Total assets	$384,128	$(462)	$383,666

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,620	$1	$39,621
Other contract holder funds	108,249	-	108,249
Short-term debt	457	-	457
Long-term debt	2,332	-	2,332
Payables for collateral on investments	8,192	-	8,192
Other liabilities	22,394	(460)	21,934
Separate account liabilities	178,795	-	178,795
Total liabilities	360,039	(459)	359,580

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,930	-	11,930
Retained earnings	4,598	(3)	4,595
Accumulated other comprehensive income (loss)	7,561	-	7,561
Total stockholder’s equity	24,089	(3)	24,086
Total liabilities and stockholder’s equity	$384,128	$(462)	$383,666

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $106,752; allowance for credit losses: 2021 - $17)	$120,794	$-	$120,794
Trading securities	4,135	(21)	4,114
Equity securities	239	21	260
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $792)	17,633	-	17,633
Policy loans	2,364	-	2,364
Derivative investments	4,828	247	5,075
Other investments	3,305	(3)	3,302
Total investments	153,298	244	153,542
Cash and invested cash	2,194	-	2,194
Deferred acquisition costs and value of business acquired	5,917	1	5,918
Accrued investment income	1,251	-	1,251
Reinsurance recoverables, net of allowance for credit losses	18,207	-	18,207
Goodwill	1,778	-	1,778
Other assets	23,564	(623)	22,941
Separate account assets	175,667	-	175,667
Total assets	$381,876	$(378)	$381,498

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$40,016	$-	$40,016
Other contract holder funds	108,762	3	108,765
Short-term debt	483	-	483
Long-term debt	2,333	-	2,333
Payables for collateral on investments	8,378	-	8,378
Other liabilities	22,683	(375)	22,308
Separate account liabilities	175,667	-	175,667
Total liabilities	358,322	(372)	357,950

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,940	-	11,940
Retained earnings	4,670	(6)	4,664
Accumulated other comprehensive income (loss)	6,944	-	6,944
Total stockholder’s equity	23,554	(6)	23,548
Total liabilities and stockholder’s equity	$381,876	$(378)	$381,498

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $106,939; allowance for credit losses: 2022 - $20)	$109,921	$(32)	$109,889
Trading securities	4,334	(21)	4,313
Equity securities	340	53	393
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $537)	17,795	-	17,795
Policy loans	2,325	-	2,325
Derivative investments	4,840	(266)	4,574
Other investments	3,527	(6)	3,521
Total investments	143,082	(272)	142,810
Cash and invested cash	1,722	-	1,722
Deferred acquisition costs and value of business acquired	8,688	1	8,689
Accrued investment income	1,209	-	1,209
Reinsurance recoverables, net of allowance for credit losses	22,870	-	22,870
Goodwill	1,778	-	1,778
Other assets	22,490	(206)	22,284
Separate account assets	168,879	-	168,879
Total assets	$370,718	$(477)	$370,241

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$39,186	$-	$39,186
Other contract holder funds	112,387	12	112,399
Short-term debt	737	-	737
Long-term debt	2,311	-	2,311
Payables for collateral on investments	8,905	-	8,905
Other liabilities	20,484	(960)	19,524
Separate account liabilities	168,879	-	168,879
Total liabilities	352,889	(948)	351,941

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	11,948	-	11,948
Retained earnings	4,330	469	4,799
Accumulated other comprehensive income (loss)	1,551	2	1,553
Total stockholder’s equity	17,829	471	18,300
Total liabilities and stockholder’s equity	$370,718	$(477)	$370,241

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $108,963; allowance for credit losses: 2022 - $12)	$103,002	$(48)	$102,954
Trading securities	3,778	(18)	3,760
Equity securities	345	67	412
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $528)	17,830	-	17,830
Policy loans	2,355	-	2,355
Derivative investments	3,370	(203)	3,167
Other investments	3,758	24	3,782
Total investments	134,438	(178)	134,260
Cash and invested cash	1,277	-	1,277
Deferred acquisition costs and value of business acquired	11,832	-	11,832
Accrued investment income	1,196	-	1,196
Reinsurance recoverables, net of allowance for credit losses	23,554	-	23,554
Goodwill	1,778	-	1,778
Other assets	20,569	(122)	20,447
Separate account assets	145,791	-	145,791
Total assets	$340,435	$(300)	$340,135

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Future contract benefits	$38,735	$-	$38,735
Other contract holder funds	114,634	18	114,652
Short-term debt	698	-	698
Long-term debt	2,267	-	2,267
Payables for collateral on investments	7,525	-	7,525
Other liabilities	18,158	(780)	17,378
Separate account liabilities	145,791	-	145,791
Total liabilities	327,808	(762)	327,046

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,020	-	12,020
Retained earnings	4,506	456	4,962
Accumulated other comprehensive income (loss)	(3,899)	6	(3,893)
Total stockholder’s equity	12,627	462	13,089
Total liabilities and stockholder’s equity	$340,435	$(300)	$340,135

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $110,323; allowance for credit losses: 2022 - $18)	$97,391	$-	$97,391
Trading securities	3,527	-	3,527
Equity securities	427	-	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $495)	17,975	-	17,975
Policy loans	2,333	-	2,333
Derivative investments	3,624	(226)	3,398
Other investments	3,627	(7)	3,620
Total investments	128,904	(233)	128,671
Cash and invested cash	1,291	-	1,291
Deferred acquisition costs and value of business acquired	13,757	8	13,765
Accrued investment income	1,238	-	1,238
Reinsurance recoverables, net of allowance for credit losses	24,256	-	24,256
Goodwill	1,144	-	1,144
Other assets	21,848	(288)	21,560
Separate account assets	137,295	-	137,295
Total assets	$329,733	$(513)	$329,220

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Future contract benefits	$41,162	$-	$41,162
Other contract holder funds	117,729	27	117,756
Short-term debt	771	-	771
Long-term debt	2,267	-	2,267
Payables for collateral on investments	6,855	-	6,855
Other liabilities	17,629	(994)	16,635
Separate account liabilities	137,295	-	137,295
Total liabilities	323,708	(967)	322,741

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,114	-	12,114
Retained earnings	1,944	454	2,398
Accumulated other comprehensive income (loss)	(8,033)	-	(8,033)
Total stockholder’s equity	6,025	454	6,479
Total liabilities and stockholder’s equity	$329,733	$(513)	$329,220

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,330	$(6)	$1,324
Fee income	1,524	5	1,529
Net investment income	1,447	(1)	1,446
Realized gain (loss)	211	1	212
Amortization of deferred gain on business sold through reinsurance	7	-	7
Other revenues	170	-	170
Total revenues	4,689	(1)	4,688
Expenses
Interest credited	731	7	738
Benefits	2,182	1	2,183
Commissions and other expenses	1,171	-	1,171
Interest and debt expense	29	-	29
Spark program expense	13	-	13
Total expenses	4,126	8	4,134
Income (loss) before taxes	563	(9)	554
Federal income tax expense (benefit)	99	(2)	97
Net income (loss)	464	(7)	457
Other comprehensive income (loss), net of tax	(3,181)	-	(3,181)
Comprehensive income (loss)	$(2,717)	$(7)	$(2,724)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,328	$6	$1,334
Fee income	1,600	3	1,603
Net investment income	1,510	(1)	1,509
Realized gain (loss)	(172)	3	(169)
Amortization of deferred gain on business sold through reinsurance	7	-	7
Other revenues	162	-	162
Total revenues	4,435	11	4,446
Expenses
Interest credited	732	8	740
Benefits	1,848	-	1,848
Commissions and other expenses	1,262	(2)	1,260
Interest and debt expense	28	-	28
Spark program expense	21	-	21
Total expenses	3,891	6	3,897
Income (loss) before taxes	544	5	549
Federal income tax expense (benefit)	82	1	83
Net income (loss)	462	4	466
Other comprehensive income (loss), net of tax	1,721	-	1,721
Comprehensive income (loss)	$2,183	$4	$2,187

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,341	$-	$1,341
Fee income	1,927	4	1,931
Net investment income	1,511	(1)	1,510
Realized gain (loss)	(24)	(8)	(32)
Amortization of deferred gain on business sold through reinsurance	8	-	8
Other revenues	149	-	149
Total revenues	4,912	(5)	4,907
Expenses
Interest credited	744	(2)	742
Benefits	1,840	(1)	1,839
Commissions and other expenses	1,839	2	1,841
Interest and debt expense	29	-	29
Spark program expense	22	-	22
Total expenses	4,474	(1)	4,473
Income (loss) before taxes	438	(4)	434
Federal income tax expense (benefit)	66	(1)	65
Net income (loss)	372	(3)	369
Other comprehensive income (loss), net of tax	(617)	-	(617)
Comprehensive income (loss)	$(245)	$(3)	$(248)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,360	$-	$1,360
Fee income	1,561	6	1,567
Net investment income	1,376	(2)	1,374
Realized gain (loss)	74	626	700
Amortization of deferred gain on business sold through reinsurance	18	(8)	10
Other revenues	176	-	176
Total revenues	4,565	622	5,187
Expenses
Interest credited	686	5	691
Benefits	2,169	-	2,169
Commissions and other expenses	1,274	2	1,276
Interest and debt expense	28	-	28
Spark program expense	31	-	31
Total expenses	4,188	7	4,195
Income (loss) before taxes	377	615	992
Federal income tax expense (benefit)	46	130	176
Net income (loss)	331	485	816
Other comprehensive income (loss), net of tax	(400)	-	(400)
Comprehensive income (loss)	$(69)	$485	$416

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,406	$-	$1,406
Fee income	1,502	-	1,502
Net investment income	1,353	(1)	1,352
Realized gain (loss)	266	(9)	257
Amortization of deferred gain on business sold through reinsurance	18	(8)	10
Other revenues	151	3	154
Total revenues	4,696	(15)	4,681
Expenses
Interest credited	691	-	691
Benefits	2,199	-	2,199
Commissions and other expenses	1,192	(1)	1,191
Interest and debt expense	29	-	29
Spark program expense	31	-	31
Total expenses	4,142	(1)	4,141
Income (loss) before taxes	554	(14)	540
Federal income tax expense (benefit)	85	(3)	82
Net income (loss)	469	(11)	458
Other comprehensive income (loss), net of tax	(4,993)	2	(4,991)
Comprehensive income (loss)	$(4,524)	$(9)	$(4,533)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,436	$-	$1,436
Fee income	1,446	-	1,446
Net investment income	1,309	29	1,338
Realized gain (loss)	82	(12)	70
Amortization of deferred gain on business sold through reinsurance	18	(8)	10
Other revenues	163	(30)	133
Total revenues	4,454	(21)	4,433
Expenses
Interest credited	701	-	701
Benefits	2,051	-	2,051
Commissions and other expenses	1,081	(4)	1,077
Interest and debt expense	31	-	31
Spark program expense	44	-	44
Total expenses	3,908	(4)	3,904
Income (loss) before taxes	546	(17)	529
Federal income tax expense (benefit)	90	(4)	86
Net income (loss)	456	(13)	443
Other comprehensive income (loss), net of tax	(5,450)	4	(5,446)
Comprehensive income (loss)	$(4,994)	$(9)	$(5,003)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,496	$-	$1,496
Fee income	1,438	-	1,438
Net investment income	1,272	(31)	1,241
Realized gain (loss)	5	6	11
Amortization of deferred gain on business sold through reinsurance	17	(8)	9
Other revenues	135	27	162
Total revenues	4,363	(6)	4,357
Expenses
Interest credited	717	-	717
Benefits	4,498	-	4,498
Commissions and other expenses	1,208	(3)	1,205
Interest and debt expense	36	-	36
Spark program expense	44	-	44
Impairment of intangibles	634	-	634
Total expenses	7,137	(3)	7,134
Income (loss) before taxes	(2,774)	(3)	(2,777)
Federal income tax expense (benefit)	(487)	(1)	(488)
Net income (loss)	(2,287)	(2)	(2,289)
Other comprehensive income (loss), net of tax	(4,134)	(6)	(4,140)
Comprehensive income (loss)	$(6,421)	$(8)	$(6,429)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three Months Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,503	$-	$1,503
Fee income	1,397	-	1,397
Net investment income	1,336	7	1,343
Realized gain (loss)	(152)	28	(124)
Amortization of deferred gain on business sold through reinsurance	16	(8)	8
Other revenues	172	-	172
Total revenues	4,272	27	4,299
Expenses
Interest credited	740	-	740
Benefits	2,053	-	2,053
Commissions and other expenses	1,318	8	1,326
Interest and debt expense	41	-	41
Spark program expense	48	-	48
Total expenses	4,200	8	4,208
Income (loss) before taxes	72	19	91
Federal income tax expense (benefit)	(17)	3	(14)
Net income (loss)	89	16	105
Other comprehensive income (loss), net of tax	960	-	960
Comprehensive income (loss)	$1,049	$16	$1,065

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$11,853	$-	$11,853
Capital contribution from Lincoln National Corporation	65	-	65
Stock compensation/issued for benefit plans	1	-	1
Balance as of end-of-period	11,919	-	11,919

Retained Earnings
Balance as of beginning-of-year	4,167	-	4,167
Net income (loss)	464	(7)	457
Dividends paid to Lincoln National Corporation	(180)	-	(180)
Balance as of end-of-period	4,451	(7)	4,444

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	9,021	-	9,021
Other comprehensive income (loss), net of tax	(3,181)	-	(3,181)
Balance as of end-of-period	5,840	-	5,840
Total stockholder’s equity as of end-of-period	$22,210	$(7)	$22,203

	For the Three Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$11,919	$-	$11,919
Capital contribution from Lincoln National Corporation	-	-	-
Stock compensation/issued for benefit plans	11	-	11
Balance as of end-of-period	11,930	-	11,930

Retained Earnings
Balance as of beginning-of-period	4,451	(7)	4,444
Net income (loss)	462	4	466
Dividends paid to Lincoln National Corporation	(315)	-	(315)
Balance as of end-of-period	4,598	(3)	4,595

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	5,840	-	5,840
Other comprehensive income (loss), net of tax	1,721	-	1,721
Balance as of end-of-period	7,561	-	7,561
Total stockholder’s equity as of end-of-period	$24,089	$(3)	$24,086

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$11,930	$-	$11,930
Capital contribution from Lincoln National Corporation	-	-	-
Stock compensation/issued for benefit plans	10	-	10
Balance as of end-of-period	11,940	-	11,940

Retained Earnings
Balance as of beginning-of-period	4,598	(3)	4,595
Net income (loss)	372	(3)	369
Dividends paid to Lincoln National Corporation	(300)	-	(300)
Balance as of end-of-period	4,670	(6)	4,664

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,561	-	7,561
Other comprehensive income (loss), net of tax	(617)	-	(617)
Balance as of end-of-period	6,944	-	6,944
Total stockholder’s equity as of end-of-period	$23,554	$(6)	$23,548

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$11,950	$-	$11,950
Capital contribution from Lincoln National Corporation	-	-	-
Stock compensation/issued for benefit plans	(2)	-	(2)
Balance as of end-of-period	11,948	-	11,948

Retained Earnings
Balance as of beginning-of-year	3,886	480	4,366
Net income (loss)	469	(11)	458
Dividends paid to Lincoln National Corporation	(25)	-	(25)
Balance as of end-of-period	4,330	469	4,799

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,544	-	6,544
Other comprehensive income (loss), net of tax	(4,993)	2	(4,991)
Balance as of end-of-period	1,551	2	1,553
Total stockholder’s equity as of end-of-period	$17,829	$471	$18,300

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$11,948	$-	$11,948
Capital contribution from Lincoln National Corporation	65	-	65
Stock compensation/issued for benefit plans	7	-	7
Balance as of end-of-period	12,020	-	12,020

Retained Earnings
Balance as of beginning-of-period	4,330	469	4,799
Net income (loss)	456	(13)	443
Dividends paid to Lincoln National Corporation	(280)	-	(280)
Balance as of end-of-period	4,506	456	4,962

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	1,551	2	1,553
Other comprehensive income (loss), net of tax	(5,450)	4	(5,446)
Balance as of end-of-period	(3,899)	6	(3,893)
Total stockholder’s equity as of end-of-period	$12,627	$462	$13,089

	For the Three Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$12,020	$-	$12,020
Capital contribution from Lincoln National Corporation	80	-	80
Stock compensation/issued for benefit plans	14	-	14
Balance as of end-of-period	12,114	-	12,114

Retained Earnings
Balance as of beginning-of-period	4,506	456	4,962
Net income (loss)	(2,287)	(2)	(2,289)
Dividends paid to Lincoln National Corporation	(275)	-	(275)
Balance as of end-of-period	1,944	454	2,398

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(3,899)	6	(3,893)
Other comprehensive income (loss), net of tax	(4,134)	(6)	(4,140)
Balance as of end-of-period	(8,033)	-	(8,033)
Total stockholder’s equity as of end-of-period	$6,025	$454	$6,479

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$464	$(7)	$457
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(211)	(1)	(212)
Sales and maturities (purchases) of trading securities, net	98	20	118
Amortization of deferred gain (loss) on business sold through reinsurance	(7)	-	(7)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	50	-	50
Premiums and fees receivable	(169)	6	(163)
Accrued investment income	(51)	-	(51)
Insurance liabilities and reinsurance-related balances	(265)	2	(263)
Accrued expenses	(35)	-	(35)
Federal income tax accruals	99	(2)	97
Cash management agreement	(182)	-	(182)
Other	(204)	1	(203)
Net cash provided by (used in) operating activities	(413)	19	(394)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,783)	(20)	(3,803)
Sales of available-for-sale securities and equity securities	592	-	592
Maturities of available-for-sale securities	1,862	-	1,862
Purchases of alternative investments	(163)	-	(163)
Sales and repayments of alternative investments	54	-	54
Issuance of mortgage loans on real estate	(869)	1	(868)
Repayment and maturities of mortgage loans on real estate	398	-	398
Repayment (issuance) of policy loans, net	(76)	-	(76)
Net change in collateral on investments, derivatives and related settlements	987	-	987
Other	(30)	-	(30)
Net cash provided by (used in) investing activities	(1,028)	(19)	(1,047)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	-	65
Payment of long-term debt, including current maturities	(60)	-	(60)
Issuance (payment) of short-term debt	71	-	71
Deposits of fixed account values, including the fixed portion of variable	3,132	4	3,136
Withdrawals of fixed account values, including the fixed portion of variable	(1,768)	4	(1,764)
Transfers from (to) separate accounts, net	(122)	(8)	(130)
Common stock issued for benefit plans	(10)	-	(10)
Dividends paid to Lincoln National Corporation	(180)	-	(180)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	1,065	-	1,065
Net increase (decrease) in cash, invested cash and restricted cash	(376)	-	(376)
Cash, invested cash and restricted cash as of beginning-of-year	1,462	-	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,086	$-	$1,086

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$926	$(3)	$923
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(39)	(4)	(43)
Sales and maturities (purchases) of trading securities, net	210	20	230
Amortization of deferred gain (loss) on business sold through reinsurance	(14)	-	(14)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	109	(3)	106
Premiums and fees receivable	(98)	-	(98)
Accrued investment income	(11)	-	(11)
Insurance liabilities and reinsurance-related balances	(3)	8	5
Accrued expenses	35	-	35
Federal income tax accruals	167	-	167
Cash management agreement	(1,223)	-	(1,223)
Other	(219)	-	(219)
Net cash provided by (used in) operating activities	(160)	18	(142)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,192)	(20)	(8,212)
Sales of available-for-sale securities and equity securities	1,277	-	1,277
Maturities of available-for-sale securities	4,570	-	4,570
Purchases of alternative investments	(360)	-	(360)
Sales and repayments of alternative investments	128	-	128
Issuance of mortgage loans on real estate	(1,611)	2	(1,609)
Repayment and maturities of mortgage loans on real estate	846	-	846
Repayment (issuance) of policy loans, net	16	-	16
Net change in collateral on investments, derivatives and related settlements	1,704	-	1,704
Other	(67)	-	(67)
Net cash provided by (used in) investing activities	(1,689)	(18)	(1,707)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	-	65
Payment of long-term debt, including current maturities	(60)	-	(60)
Issuance (payment) of short-term debt	(40)	-	(40)
Proceeds from certain financing arrangements	50	-	50
Deposits of fixed account values, including the fixed portion of variable	6,367	3	6,370
Withdrawals of fixed account values, including the fixed portion of variable	(3,283)	23	(3,260)
Transfers from (to) separate accounts, net	(229)	(26)	(255)
Common stock issued for benefit plans	(11)	-	(11)
Dividends paid to Lincoln National Corporation	(495)	-	(495)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	2,301	-	2,301
Net increase (decrease) in cash, invested cash and restricted cash	452	-	452
Cash, invested cash and restricted cash as of beginning-of-year	1,462	-	1,462
Cash, invested cash and restricted cash as of end-of-period	$1,914	$-	$1,914

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$1,298	$(6)	$1,292
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(16)	5	(11)
Sales and maturities (purchases) of trading securities, net	219	20	239
Amortization of deferred gain (loss) on business sold through reinsurance	(22)	-	(22)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	325	-	325
Premiums and fees receivable	(99)	-	(99)
Accrued investment income	(44)	-	(44)
Insurance liabilities and reinsurance-related balances	(300)	(1)	(301)
Accrued expenses	200	-	200
Federal income tax accruals	234	(1)	233
Cash management agreement	(1,367)	-	(1,367)
Other	(226)	-	(226)
Net cash provided by (used in) operating activities	202	17	219
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,756)	(20)	(11,776)
Sales of available-for-sale securities and equity securities	1,441	-	1,441
Maturities of available-for-sale securities	6,897	-	6,897
Purchases of alternative investments	(504)	-	(504)
Sales and repayments of alternative investments	258	-	258
Issuance of mortgage loans on real estate	(2,191)	3	(2,188)
Repayment and maturities of mortgage loans on real estate	1,267	-	1,267
Repayment (issuance) of policy loans, net	47	-	47
Net change in collateral on investments, derivatives and related settlements	2,132	-	2,132
Other	(181)	-	(181)
Net cash provided by (used in) investing activities	(2,590)	(17)	(2,607)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	-	65
Payment of long-term debt, including current maturities	(60)	-	(60)
Issuance (payment) of short-term debt	(14)	-	(14)
Proceeds from certain financing arrangements	50	-	50
Deposits of fixed account values, including the fixed portion of variable	9,136	2	9,138
Withdrawals of fixed account values, including the fixed portion of variable	(4,935)	-	(4,935)
Transfers from (to) separate accounts, net	(252)	(2)	(254)
Common stock issued for benefit plans	(12)	-	(12)
Dividends paid to Lincoln National Corporation	(795)	-	(795)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	3,120	-	3,120
Net increase (decrease) in cash, invested cash and restricted cash	732	-	732
Cash, invested cash and restricted cash as of beginning-of-year	1,462	-	1,462
Cash, invested cash and restricted cash as of end-of-period	$2,194	$-	$2,194

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$469	$(11)	$458
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(266)	9	(257)
Sales and maturities (purchases) of trading securities, net	(189)	-	(189)
Amortization of deferred gain (loss) on business sold through reinsurance	(18)	8	(10)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	24	-	24
Premiums and fees receivable	(91)	-	(91)
Accrued investment income	(44)	-	(44)
Insurance liabilities and reinsurance-related balances	303	(4)	299
Accrued expenses	(229)	-	(229)
Federal income tax accruals	85	(3)	82
Cash management agreement	872	-	872
Other	-	(3)	(3)
Net cash provided by (used in) operating activities	916	(4)	912
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,910)	-	(3,910)
Sales of available-for-sale securities and equity securities	105	-	105
Maturities of available-for-sale securities	1,566	-	1,566
Purchases of alternative investments	(141)	-	(141)
Sales and repayments of alternative investments	130	-	130
Issuance of mortgage loans on real estate	(540)	1	(539)
Repayment and maturities of mortgage loans on real estate	716	-	716
Repayment (issuance) of policy loans, net	25	-	25
Net change in collateral on investments, derivatives and related settlements	(242)	-	(242)
Other	(79)	3	(76)
Net cash provided by (used in) investing activities	(2,370)	4	(2,366)
Cash Flows from Financing Activities
Issuance (payment) of short-term debt	(347)	-	(347)
Payment related to sale-leaseback transactions	(4)	-	(4)
Deposits of fixed account values, including the fixed portion of variable	3,043	(2)	3,041
Withdrawals of fixed account values, including the fixed portion of variable	(1,819)	(54)	(1,873)
Transfers from (to) separate accounts, net	14	56	70
Common stock issued for benefit plans	(17)	-	(17)
Dividends paid to Lincoln National Corporation	(25)	-	(25)
Net cash provided by (used in) financing activities	845	-	845
Net increase (decrease) in cash, invested cash and restricted cash	(609)	-	(609)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	-	2,331
Cash, invested cash and restricted cash as of end-of-period	$1,722	$-	$1,722

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$925	$(25)	$900
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(347)	20	(327)
Sales and maturities (purchases) of trading securities, net	109	-	109
Amortization of deferred gain (loss) on business sold through reinsurance	(35)	15	(20)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	(8)	(2)	(10)
Premiums and fees receivable	(71)	-	(71)
Accrued investment income	(40)	-	(40)
Insurance liabilities and reinsurance-related balances	54	27	81
Accrued expenses	(340)	-	(340)
Federal income tax accruals	198	(6)	192
Cash management agreement	2,427	-	2,427
Other	258	(34)	224
Net cash provided by (used in) operating activities	3,130	(5)	3,125
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,091)	1	(8,090)
Sales of available-for-sale securities and equity securities	236	-	236
Maturities of available-for-sale securities	3,165	-	3,165
Purchases of alternative investments	(300)	-	(300)
Sales and repayments of alternative investments	181	-	181
Issuance of mortgage loans on real estate	(1,368)	2	(1,366)
Repayment and maturities of mortgage loans on real estate	1,422	-	1,422
Repayment (issuance) of policy loans, net	(6)	-	(6)
Net change in collateral on investments, derivatives and related settlements	(2,321)	(1)	(2,322)
Other	(96)	3	(93)
Net cash provided by (used in) investing activities	(7,178)	5	(7,173)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	65	-	65
Payment of long-term debt, including current maturities	(40)	-	(40)
Issuance (payment) of short-term debt	(385)	-	(385)
Payment related to sale-leaseback transactions	(47)	-	(47)
Proceeds from certain financing arrangements	53	-	53
Deposits of fixed account values, including the fixed portion of variable	6,892	-	6,892
Withdrawals of fixed account values, including the fixed portion of variable	(3,280)	(54)	(3,334)
Transfers from (to) separate accounts, net	62	54	116
Common stock issued for benefit plans	(21)	-	(21)
Dividends paid to Lincoln National Corporation	(305)	-	(305)
Net cash provided by (used in) financing activities	2,994	-	2,994
Net increase (decrease) in cash, invested cash and restricted cash	(1,054)	-	(1,054)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	-	2,331
Cash, invested cash and restricted cash as of end-of-period	$1,277	$-	$1,277

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$(1,362)	$(27)	$(1,389)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(353)	15	(338)
Sales and maturities (purchases) of trading securities, net	164	-	164
Amortization of deferred gain (loss) on business sold through reinsurance	(52)	23	(29)
Impairment of intangibles	634	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	9	(6)	3
Premiums and fees receivable	(2)	-	(2)
Accrued investment income	(77)	-	(77)
Insurance liabilities and reinsurance-related balances	2,311	-	2,311
Accrued expenses	(375)	-	(375)
Federal income tax accruals	(301)	(7)	(308)
Cash management agreement	2,803	-	2,803
Other	480	(2)	478
Net cash provided by (used in) operating activities	3,879	(4)	3,875
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,961)	-	(11,961)
Sales of available-for-sale securities and equity securities	1,231	-	1,231
Maturities of available-for-sale securities	4,339	-	4,339
Purchases of alternative investments	(453)	-	(453)
Sales and repayments of alternative investments	380	-	380
Issuance of mortgage loans on real estate	(1,928)	4	(1,924)
Repayment and maturities of mortgage loans on real estate	1,866	-	1,866
Repayment (issuance) of policy loans, net	16	-	16
Net change in collateral on investments, derivatives and related settlements	(3,667)	-	(3,667)
Other	(83)	-	(83)
Net cash provided by (used in) investing activities	(10,260)	4	(10,256)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	145	-	145
Payment of long-term debt, including current maturities	(40)	-	(40)
Issuance (payment) of short-term debt	(313)	-	(313)
Payment related to sale-leaseback transactions	(52)	-	(52)
Proceeds from certain financing arrangements	53	-	53
Deposits of fixed account values, including the fixed portion of variable	11,054	(5)	11,049
Withdrawals of fixed account values, including the fixed portion of variable	(4,916)	(54)	(4,970)
Transfers from (to) separate accounts, net	12	59	71
Common stock issued for benefit plans	(21)	-	(21)
Dividends paid to Lincoln National Corporation	(580)	-	(580)
Other	(1)	-	(1)
Net cash provided by (used in) financing activities	5,341	-	5,341
Net increase (decrease) in cash, invested cash and restricted cash	(1,040)	-	(1,040)
Cash, invested cash and restricted cash as of beginning-of-year	2,331	-	2,331
Cash, invested cash and restricted cash as of end-of-period	$1,291	$-	$1,291

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

Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as a result of the material weakness described within Management’s Report on Internal Control Over Financial Reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 69 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

Except as noted above with respect to the identification of the material weakness, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Further details are described in Management’s Report on Internal Control Over Financial Reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of The Lincoln National Life Insurance Company are included in Part II – Item 8:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2022 (As Restated) and 2021 (As Restated)

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 163, which is incorporated herein by reference.

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 30, 2023	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2023.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates” on page 4 for more detail on items contained within these schedules.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As Restated
	As of December 31, 2022
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$377	$351	$351
Foreign government bonds	339	311	311
State and municipal bonds	5,198	4,885	4,885
Public utilities	13,730	12,084	12,084
All other corporate bonds	75,220	67,082	67,082
Mortgage-backed and asset-backed securities	15,724	14,402	14,402
Hybrid and redeemable preferred securities	356	350	350
Total fixed maturity available-for-sale securities	110,944	99,465	99,465

Equity Securities
Common stocks:
Banks, trusts and insurance companies	48	47	47
Industrial, miscellaneous and all other	55	146	146
Non-redeemable preferred securities	285	234	234
Total equity securities	388	427	427

Trading securities	3,782	3,446	3,446
Mortgage loans on real estate (2)	18,336	16,477	18,211
Policy loans	2,345	N/A	2,345
Derivative investments	1,869	3,519	3,519
Other investments	3,577	3,577	3,577
Total investments	$141,241		$130,990

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums (2)

	As Restated
	As of or For the Year Ended December 31, 2022
Life Insurance	$8,346	$19,797	$-	$43,684	$908
Annuities	4,796	5,556	-	45,493	165
Group Protection	164	6,580	-	213	4,768
Retirement Plan Services	309	18	-	25,133	-
Other Operations	-	9,647	-	5,837	-
Total	$13,615	$41,598	$-	$120,360	$5,841

	As Restated
	As of or For the Year Ended December 31, 2021
Life Insurance	$1,514	$19,929	$-	$39,197	$783
Annuities	4,142	4,180	-	41,620	116
Group Protection	171	6,326	-	214	4,450
Retirement Plan Services	159	15	-	23,635	-
Other Operations	-	9,966	-	6,517	10
Total	$5,986	$40,416	$-	$111,183	$5,359

	As of or For the Year Ended December 31, 2020
Life Insurance	$1,572	$19,621	$-	$39,233	$711
Annuities	3,939	4,183	-	35,234	121
Group Protection	187	5,986	-	213	4,280
Retirement Plan Services	126	11	-	22,912	-
Other Operations	-	10,345	-	7,266	10
Total	$5,824	$40,146	$-	$104,858	$5,122

(1)Unearned premiums are included in Column C, future contract benefits.

(2)Includes amounts ceded to LNBAR.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As Restated
	As of or For the Year Ended December 31, 2022
Life Insurance	$2,464	$7,877	$537	$673	$-
Annuities	1,386	1,182	249	1,440	-
Group Protection	333	3,847	106	1,219	-
Retirement Plan Services	966	633	17	379	-
Other Operations	125	111	-	347	-
Total	$5,274	$13,650	$909	$4,058	$-

	As Restated
	As of or For the Year Ended December 31, 2021
Life Insurance	$3,054	$5,327	$1,029	$693	$-
Annuities	1,314	990	433	1,547	-
Group Protection	364	3,896	107	1,154	-
Retirement Plan Services	982	620	31	387	-
Other Operations	125	117	-	254	-
Total	$5,839	$10,950	$1,600	$4,035	$-

	As of or For the Year Ended December 31, 2020
Life Insurance	$2,689	$5,668	$768	$690	$-
Annuities	1,192	1,026	376	1,350	-
Group Protection	329	3,505	114	1,120	-
Retirement Plan Services	924	617	28	374	-
Other Operations	130	133	-	140	-
Total	$5,264	$10,949	$1,286	$3,674	$-

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2022
Individual life insurance in force (1)	$1,997,539	$848,979	$9,010	$1,157,570	0.8%
Premiums:
Life insurance and annuities (2)	10,564	2,247	98	8,415	1.2%
Accident and health insurance	3,243	38	4	3,209	0.1%
Total premiums	$13,807	$2,285	$102	$11,624

	As Restated
	As of or For the Year Ended December 31, 2021
Individual life insurance in force (1)	$1,808,596	$789,638	$10,651	$1,029,609	1.0%
Premiums:
Life insurance and annuities (2)	10,978	2,095	91	8,974	1.0%
Accident and health insurance	3,050	41	6	3,015	0.2%
Total premiums	$14,028	$2,136	$97	$11,989

	As of or For the Year Ended December 31, 2020
Individual life insurance in force (1)	$1,611,276	$684,067	$11,141	$938,350	1.2%
Premiums:
Life insurance and annuities (2)	10,329	1,977	94	8,446	1.1%
Accident and health insurance	2,830	41	7	2,796	0.3%
Total premiums	$13,159	$2,018	$101	$11,242

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.