Form 10-Q
period 2023-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2023-05-15
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of	As of
	March 31,	December 31,
	2023	2022
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $113,321; 2022 - $110,944; allowance for credit losses: 2023 - $37; 2022 - $21)	$104,170	$99,465
Trading securities	3,217	3,446
Equity securities	414	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $490; 2022 - $487)	18,237	18,211
Policy loans	2,370	2,345
Derivative investments	3,988	3,519
Other investments	3,718	3,577
Total investments	136,114	130,990
Cash and invested cash	2,752	2,499
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,304	12,263
Reinsurance recoverables, net of allowance for credit losses	21,172	21,264
Market risk benefit assets	3,445	2,807
Accrued investment income	1,253	1,234
Goodwill	1,144	1,144
Other assets	20,917	19,926
Separate account assets	148,421	143,536
Total assets	$347,522	$335,663

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$115,714	$113,972
Future contract benefits	39,245	38,302
Market risk benefit liabilities	1,976	2,078
Deferred front-end loads	5,244	5,045
Payables for collateral on investments	6,784	6,638
Short-term debt	101	562
Long-term debt	2,247	2,269
Other liabilities	17,587	14,657
Separate account liabilities	148,421	143,536
Total liabilities	337,319	327,059

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,922	12,903
Retained earnings	381	1,414
Accumulated other comprehensive income (loss)	(3,100)	(5,713)
Total stockholder’s equity	10,203	8,604
Total liabilities and stockholder’s equity	$347,522	$335,663

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2023	2022
Revenues
Insurance premiums	$1,516	$1,406
Fee income	1,321	1,393
Net investment income	1,409	1,352
Realized gain (loss)	(394)	360
Amortization of deferred gain (loss) on business sold through reinsurance	8	10
Other revenues	157	154
Total revenues	4,017	4,675
Expenses
Benefits	2,195	2,102
Interest credited	781	693
Market risk benefit (gain) loss	1,071	113
Policyholder liability remeasurement (gain) loss	(118)	41
Commissions and other expenses	1,248	1,213
Interest and debt expense	46	29
Spark program expense	24	31
Total expenses	5,247	4,222
Income (loss) before taxes	(1,230)	453
Federal income tax expense (benefit)	(302)	63
Net income (loss)	(928)	390
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	1,777	(7,300)
Market risk benefit non-performance risk gain (loss)	1,026	20
Policyholder liability discount rate remeasurement gain (loss)	(190)	759
Funded status of employee benefit plans	-	(1)
Total other comprehensive income (loss), net of tax	2,613	(6,522)
Comprehensive income (loss)	$1,685	$(6,132)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2023	2022

Common Stock
Balance as of beginning-of-year	$12,903	$11,950
Capital contribution from Lincoln National Corporation	5	-
Stock compensation/issued for benefit plans	14	(2)
Balance as of end-of-period	12,922	11,948

Retained Earnings
Balance as of beginning-of-year	1,414	3,734
Net income (loss)	(928)	390
Dividends paid to Lincoln National Corporation	(105)	(25)
Balance as of end-of-period	381	4,099

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(5,713)	10,250
Other comprehensive income (loss), net of tax	2,613	(6,522)
Balance as of end-of-period	(3,100)	3,728
Total stockholder’s equity as of end-of-period	$10,203	$19,775

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(928)	$390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	394	(360)
Market risk benefit (gain) loss	1,071	113
Sales and maturities (purchases) of trading securities, net	286	(189)
Amortization of deferred gain (loss) on business sold through reinsurance	(8)	(10)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	158	123
Accrued investment income	(4)	(44)
Insurance liabilities and reinsurance-related balances	(699)	31
Accrued expenses	(143)	(229)
Federal income tax accruals	(302)	63
Cash management agreement	(355)	872
Other	54	(124)
Net cash provided by (used in) operating activities	(476)	636
Cash Flows from Investing Activities
Proceeds from the sale/maturity/repayment of:
Purchases of available-for-sale securities and equity securities	(2,929)	(3,910)
Sales of available-for-sale securities and equity securities	1,704	105
Maturities of available-for-sale securities	1,358	1,566
Purchases of alternative investments	(166)	(141)
Sales and repayments of alternative investments	22	130
Issuance of mortgage loans on real estate	(269)	(539)
Repayment and maturities of mortgage loans on real estate	183	716
Repayment (issuance) of policy loans, net	(27)	25
Net change in collateral on investments, derivatives and related settlements	(154)	(242)
Other	(58)	(76)
Net cash provided by (used in) investing activities	(336)	(2,366)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	5	-
Issuance (payment) of short-term debt	(461)	(347)
Payment related to sale-leaseback transactions	(5)	(4)
Payment related to certain financing arrangements	(10)	-
Deposits of fixed account balances	4,188	3,472
Withdrawals of fixed account balances	(2,563)	(2,052)
Transfers from (to) separate accounts, net	21	94
Common stock issued for benefit plans	(5)	(17)
Dividends paid to Lincoln National Corporation	(105)	(25)
Net cash provided by (used in) financing activities	1,065	1,121

Net increase (decrease) in cash, invested cash and restricted cash	253	(609)
Cash, invested cash and restricted cash as of beginning-of-year	2,499	2,331
Cash, invested cash and restricted cash as of end-of-period	$2,752	$1,722

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. These products primarily include universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, fixed and indexed annuities, variable annuities, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 15.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Life Insurance	Traditional Life
UL and Other
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and not reflected in the results of the reportable segments listed above.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change, including matters related to or impacted by the COVID-19 pandemic. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), DSI, goodwill and other intangibles, market risk benefits (“MRBs”), future contract benefits, DFEL, pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk. Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). Pursuant to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”), we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”). We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

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

•Mortgage and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain commercial mortgage loans associated with modified coinsurance agreements at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

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

Policy Loans

Policy loans represent loans we issue to policyholders that use the cash surrender value of their life insurance policy as collateral. Policy loans are carried at unpaid principal balances.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorize derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of UL, VUL, traditional life insurance, group life and disability insurance, annuities and other investment contracts have been deferred (i.e., DAC). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (i.e., DFEL) on the Consolidated Balance Sheets.

DAC, VOBA, DSI and DFEL amortization is reported within the following financial statement line items on the Consolidated Statements of Comprehensive Income (Loss):

•DAC and VOBA – commissions and other expenses

•DSI – interest credited

•DFEL – fee income

DAC, VOBA, DSI and DFEL are amortized on a constant level basis relative to the insurance in force over the expected term of the related contracts using the groupings and actuarial assumptions that are consistent with those used for calculating the related policyholder liability balances. Actuarial assumptions include, but are not limited to, mortality, morbidity and certain policyholder behaviors such as persistency, which are adjusted for emerging experience and expected trends of the related long-duration insurance contracts and certain investment contracts by each reportable segment. During the third quarter of each year, we conduct our comprehensive review and update these actuarial assumptions. We may update our actuarial assumptions in other quarters as we become aware of information that warrants updating outside of our comprehensive review. These resulting changes are applied prospectively.

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by reportable segment:

Reportable Segment	Amortization Basis	Expected Amortization Period
Life Insurance	Policy count of policies in force	On average 60 years
Annuities	Total deposits paid to date on policies in force	Between 30 to 40 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Between 40 to 50 years

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract. We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

For reinsurance transactions where we receive proceeds that represent recovery of our previously incurred acquisition costs, we reduce the applicable unamortized acquisition cost such that net acquisition costs are capitalized and charged to commissions and other expenses.

Reinsurance

We and LLANY enter into reinsurance agreements in the normal course of business to limit our exposure to the risk of loss and to enhance our capital management.

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity. When we apply reinsurance accounting, premiums, benefits and DAC amortization are reported net of reinsurance ceded, as applicable, on the Consolidated Statements of Comprehensive Income (Loss). Amounts currently recoverable, such as ceded reserves, other than ceded MRBs, are reported in reinsurance recoverables, and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on the Consolidated Balance Sheets.

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by us to be considered on deposit with the reinsurer and such amounts are reported in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted. When there is a contractual right of offset, assets and liabilities and revenues and expenses from certain reinsurance contracts that grant statutory surplus relief to our insurance companies are netted on the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively.

Reinsurance recoverables are measured and recognized consistent with the liabilities related to the underlying contracts. The interest assumption used for discounting reinsurance recoverables associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts is the upper-medium grade fixed income instrument (“single-A”) interest rate locked-in at the reinsurance contract issuance date. We remeasure reinsurance recoverables associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts with the current single-A interest rate as of the end of each reporting period. Ceded MRBs are accounted for separately from reinsurance recoverables. See “MRBs” below for additional information. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies and is reported within other assets on the Consolidated Balance Sheets.

We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries, other than ceded MRB assets. As such, we performed a quantitative analysis using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The credit loss allowance is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets, other than ceded MRB assets.

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

In the first quarter of 2023, the reinsurance arrangement with LNBAR for certain variable annuity guaranteed benefit riders was modified from a coinsurance funds withheld arrangement to a modified coinsurance arrangement.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, ceded MRB liabilities, specifically identifiable intangible assets, current taxes and deferred taxes, premiums and fees receivable, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, operating lease right-of-use (“ROU”) assets, finance lease assets and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, deferred taxes, other policyholder liabilities, pension and other employee benefit liabilities, deferred gain on business sold through reinsurance, derivative instrument liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, long-term operating lease liabilities, certain financing arrangements, finance lease liabilities, ceded MRB assets and other accrued expenses.

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

Separate Account Assets and Liabilities

Separate accounts represent segregated funds that are maintained to meet specific investment objectives of policyholders who direct the investments and bear the investment risk, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

We report separate account assets as a summary total on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments consist primarily of mutual funds, fixed maturity AFS securities, short-term investments and cash. Investment income and net realized and unrealized gains (losses) of the separate accounts generally accrue directly to the policyholders; therefore, they are not reflected on the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts. Asset-based fees and contract administration charges (collectively referred to as “policyholder assessments”) are assessed against the accounts and included within fee income on the Consolidated Statements of Comprehensive Income (Loss). An amount equivalent to the separate account assets is recorded as separate account liabilities, representing the account balance obligated to be returned to the policyholder.

Future Contract Benefits

Future contract benefits represent liability reserves, including liability for future policy benefits (“LFPB”), liability for future claims reserves and additional liability for other insurance benefits that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

The LFPB associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts is measured using a net premium ratio approach. This approach accrues expected benefits and claims in proportion to the premium revenue recognized. For life-contingent payout annuity contracts with limited premium payments, as premium collection is not the completion of the earnings process, gross premiums in excess of net premiums are deferred. This excess of gross premiums received over the related net premiums is referred to as the deferred profit liability (“DPL”). The DPL is included in the LFPB, and profits are recognized over the life of the contracts.

In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. Factors that we consider in determining cohorts include, but are not limited to, our contract classification and issue year requirements, product risk characteristics, assumptions and modeling level used in the valuation systems. The net premium ratio is capped at 100% at the individual cohort level. Expected benefits and claims in excess of premium revenue recognized are expensed immediately.

We use actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) as well as the actual historical cash flows received and paid to derive a net premium ratio in measuring the LFPB. These actuarial assumptions include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions (excluding the claims settlement expense assumption that is locked in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of such update. On a quarterly basis, we retrospectively update the net premium ratio for actual experience. The remeasurement of LFPB for both assumption updates and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period, which is reported within policyholder liability discount rate remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

We evaluate the liability for future claims on our long-term life and disability group products. Given the term and renewal features of our product and funding nature of the associated premiums, we have determined that the liability value is generally zero for policies that are not on claim. Therefore, the liability for future claims represents future payments on claims for which a disability event has occurred as of the valuation date. In measuring the liability for future claims, we establish cohorts similar to the process described above and use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Cash flow assumptions are subject to the comprehensive review process discussed above. On a quarterly basis, the liability for future claims is updated for actual claims experience. The remeasurement of the liability for future claims for both assumption updates and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period, which is reported within policyholder liability discount rate remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

We use the single-A interest rate curve to discount cash flows used to calculate the LFPB and the liability for future claims. This curve is developed using the upper-medium grade (low credit risk) fixed-income instrument yields that are intended to reflect the duration characteristics of the applicable insurance liabilities.

We issue UL contracts with separate accounts that may include various types of guaranteed benefits that are not accounted for as MRBs or embedded derivatives. These guaranteed benefits require an additional liability that is calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative payments plus interest on the liability. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of such update. On a quarterly basis, we retrospectively update the benefit ratio for actual experience. The remeasurement of additional liability for both assumptions and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). As future cash flow assumption and experience updates result in changes in expected benefit payments or assessments, the benefit ratio is recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. The revised benefit ratio is then applied to the liability calculation described above.

Premium deficiency testing is performed for interest-sensitive life products periodically using best estimate assumptions as of the testing date to test the adequacy and appropriateness of the established net reserve (i.e., GAAP reserves net of any DSI or VOBA assets). The premium deficiency test is also performed using a discount rate based on the average crediting rate. A premium deficiency exists when the net reserve plus the present value of expected future gross premiums are determined to be insufficient to cover expected future benefits and non-level expenses.

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.

MRBs

MRBs are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or periodic withdrawal. MRBs do not include the death benefit component of a life insurance contract (i.e., the difference between the account balance and the death benefit amount). All long-duration insurance contracts and certain investment contracts are subject to MRB evaluation. An MRB can be in either an asset or a liability position. Our MRB assets and MRB liabilities are reported at fair value separately on the Consolidated Balance Sheets.

We issue variable and fixed annuity contracts that may include various types of guaranteed living benefit (“GLB”) and guaranteed death benefit (“GDB”) riders that we have classified as MRBs. For contracts that contain multiple features that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. Ceded MRB liabilities are included in other assets and ceded MRB assets are included in other liabilities on the Consolidated Balance Sheets.

MRBs are valued based on a stochastic projection of risk neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 12.

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability for policyholder account balances includes UL and VUL and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, policyholder assessments, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consists of asset-based fees, percent of premium charges, contract administration charges and surrender charges that are assessed against policyholder account balances. Investment products consist primarily of individual and group variable and fixed annuities. Interest-sensitive life insurance products include UL, VUL, linked-benefit UL and VUL and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the policyholder in accordance with contractual terms. For investment and interest-sensitive life insurance contracts, the amounts collected from policyholders are considered deposits and are not included in revenue.

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

Insurance Premiums

Insurance premiums consist primarily of group insurance products, traditional life insurance and payout annuities with life contingencies. These insurance premiums are recognized as revenue when due.

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

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value of mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is reported net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation.

MRB Gain (Loss)

MRB gain (loss) includes the change in fair value of MRB and ceded MRB assets and liabilities. Changes in the fair value of MRB assets and liabilities are recognized in net income (loss), except for the portion attributable to the change in non-performance risk that is recognized in OCI. Changes in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, are recognized in net income (loss).

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

Interest Credited

We credit interest to our policyholder account balances based on the contractual terms supporting our products.

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

Policyholder Liability Remeasurement Gain (Loss)

Policyholder liability remeasurement gain (loss) recognized in net income (loss) includes remeasurement gains and losses resulting from updates in cash flow assumptions and actual variance from expected experience used in the net premium ratio or benefit ratio calculation for future policy benefits associated with traditional life insurance and limited payment life-contingent annuity products, liabilities for future claims associated with our group products, and additional liabilities for other insurance benefits on certain guaranteed benefits associated with our UL products.

Policyholder liability remeasurement gain (loss) recognized in OCI includes any changes resulting from the discount rate remeasurement of future policy benefits associated with traditional life insurance and limited payment life-contingent annuity products and liabilities for future claims associated with our group products as of each reporting period.

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

Interest and Debt Expense

Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts and debt issuance costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. In addition, gains or losses related to certain derivative instruments associated with debt are recognized in interest and debt expense during the period of the change.

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

March 12, 2020 through December 31, 2024

This standard may be elected and applied prospectively. We have elected practical expedients under this guidance to maintain hedge accounting for certain derivatives. This ASU has not had a material impact to our consolidated financial condition and results of operations, but we will continue to evaluate those impacts as our transition progresses.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023

We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for market risk benefits for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted FASB Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

Under ASU 2018-12, we include actual historical cash flows along with best estimate future cash flows to derive the net premium ratio when calculating the LFPB associated with our traditional and limited-payment long-duration contracts. We review and update, if necessary, assumptions used to measure future cash flows included in the net premium ratio at least annually. Historical cash flows included in the net premium ratio are updated for actual experience quarterly and as assumptions are updated. Changes in the measurement of our LFPB result from updates to cash flow assumptions and actual experience, which impacts are reported within policyholder remeasurement gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). We use an upper-medium grade (low credit risk) fixed-income instrument yield (single-A) discount rate when calculating the LFPB. This discount rate is updated quarterly at each reporting date with the impact recognized in OCI. ASU 2018-12 also eliminated loss recognition testing, premium deficiency testing and the provision for adverse deviation for LFPB.

ASU 2018-12 introduced the category of MRBs, which are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or periodic withdrawal. MRBs are required to be measured at fair value, with periodic changes in fair value reported within MRB gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), except for periodic changes to instrument-specific credit risk related to direct policies, which are recognized in OCI. Changes in the fair value of ceded MRB assets and liabilities are also reported within MRB gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

ASU 2018-12 simplified the amortization model for DAC and DAC-like intangible balances, including VOBA, DSI and DFEL. Historically these balances were amortized in proportion to premium or over expected gross profits. They are now amortized on a constant-level basis over the expected term of the contract. Loss recognition testing and impairment testing are no longer applicable for DAC.

ASU 2018-12 requires disaggregated rollforwards of the beginning of year to the end of the reporting period balances. We also disclose information about inputs, judgments, assumptions, methods, changes during the period and the effect of these changes on the measurement of applicable balances. In determining the appropriate level of aggregation, we considered our reportable segments, nature and risk characteristics of our products and level of aggregation we used in disclosures presented outside the financial statements.

The following table presents the cumulative effect adjustments (in millions), after-tax and shown as increase (decrease), to the components of stockholder’s equity due to the adoption of ASU 2018-12 as of January 1, 2021, by primary accounting topic:

			Total
	Retained		Stockholder’s
	Earnings	AOCI	Equity
Shadow impacts:
DAC, VOBA, DSI and DFEL	$-	$2,271	$2,271
Additional liabilities for other
insurance benefits	-	1,197	1,197
LFPB and Other (1)	(121)	(1,520)	(1,641)
MRBs (2)	(1,699)	2,874	1,175
Total	$(1,820)	$4,822	$3,002

(1)Includes impacts to reserves and ceded reserves reported within future contract benefits and reinsurance recoverables, respectively on the Consolidated Balance Sheets, excluding shadow impacts on additional liabilities for other insurance benefits.

(2)Includes impacts related to MRB assets and MRB liabilities reported on the Consolidated Balance Sheets, and ceded MRBs reported within other assets on the Consolidated Balance Sheets.

The following table summarizes the effect of the adoption of ASU 2018-12 as of January 1, 2021, (in millions) on the Consolidated Balance Sheets:

			Total
	Retained		Stockholder’s
	Earnings	AOCI	Equity
DAC, VOBA and DSI	$-	$6,079	$6,079
Reinsurance recoverables	607	2,556	3,163
Other assets (1)	5,795	-	5,795
Future contract benefits	(760)	(2,966)	(3,726)
MRBs, net	(7,956)	3,656	(4,300)
DFEL	-	(3,190)	(3,190)
Other liabilities (2)	494	(1,313)	(819)
Total	$(1,820)	$4,822	$3,002

(1)Consists primarily of ceded MRB adjustments.

(2)Consists of state and federal tax adjustments.

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DAC
Traditional Life	$1,041	$-	$1,041
UL and Other	297	5,031	5,328
Variable Annuities	3,675	52	3,727
Fixed Annuities	264	215	479
Group Protection	187	-	187
Retirement Plan Services	126	112	238
Total DAC	5,590	5,410	11,000

VOBA
Traditional Life	67	-	67
UL and Other	167	630	797
Fixed Annuities	-	23	23
Total VOBA	234	653	887

DSI (1)
UL and Other	35	-	35
Variable Annuities	194	2	196
Fixed Annuities	17	13	30
Retirement Plan Services	13	1	14
Total DSI	259	16	275
Total DAC, VOBA and DSI	$6,083	$6,079	$12,162

(1)Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DFEL (1)
UL and Other	$77	$3,185	$3,262
Variable Annuities	319	5	324
Total DFEL	$396	$3,190	$3,586

(1)Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from	Single-A
	Balance	Removal of	Discount	Cumulative	Balance
	Pre-Adoption	Shadow	Rate	Effect to	Post-Adoption
	December 31,	Balances	Measurement	Retained	January 1,
	2020 (1)	from AOCI	in AOCI	Earnings	2021
LFPB
Traditional Life	$3,062	$-	$852	$(2)	$3,912
Payout Annuities	2,313	(105)	415	44	2,667
Liability for Future Claims
Group Protection	5,422	-	517	-	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,687	(1,515)	-	92	12,264
Other Operations (2)	10,309	(80)	2,882	626	13,737
Other (3)	3,525	-	-	-	3,525
Total future contract benefits	$38,318	$(1,700)	$4,666	$760	$42,044

(1)Balance pre-adoption excludes features that meet the definition of an MRB upon transition, including features that were previously accounted for as an additional liability. Also, balance pre-adoption reflects certain reclassifications of non-life contingent account balances from future contract benefits to policyholder account balances within the Consolidated Balance Sheets.

(2)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($6.3 billion and $7.4 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.8 billion and $3.3 billion as of December 31, 2020, and January 1, 2021, respectively). Includes LFPB and additional liabilities balances.

(3)Represents other miscellaneous reserves outside the scope of ASU 2018-12.

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Single-A
	Balance	Discount	Cumulative	Balance
	Pre-Adoption	Rate	Effect to	Post-Adoption
	December 31,	Measurement	Retained	January 1,
	2020 (1)	in AOCI	Earnings	2021
Reinsured LFPB
Traditional Life	$372	$88	$-	$460
Payout Annuities	5	-	-	5
Reinsured Liability for Future
Claims
Group Protection	148	14	-	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	922	-	(3)	919
Reinsured Other Operations (2)	14,757	2,454	610	17,821
Reinsured Other (3)	1,346	-	-	1,346
Total reinsurance recoverables	$17,550	$2,556	$607	$20,713

(1)Balance pre-adoption excludes features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities.

(2)Represents reinsurance recoverables reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($12.0 billion and $13.2 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.7 billion and $3.2 billion as of December 31, 2020, and January 1, 2021, respectively). Includes reinsured LFPB and reinsured additional liabilities balances.

(3)Represents other miscellaneous reinsurance recoverables outside the scope of ASU 2018-12.

The following table summarizes the changes in the net liability position of MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance	Cumulative	Cumulative	Balance
	Pre-Adoption	Effect of	Effect to	Post-Adoption
	December 31,	Credit Risk	Retained	January 1,
	2020 (1)	to AOCI	Earnings	2021
MRBs, Net
Variable Annuities	$831	$(3,592)	$7,968	$5,207
Fixed Annuities	192	(52)	(22)	118
Retirement Plan Services	11	(12)	10	9
Total MRBs, net	$1,034	$(3,656)	$7,956	$5,334

(1)Balance pre-adoption includes all features that meet the definition of an MRB upon transition, including features that were previously accounted for as additional liabilities or embedded derivatives.

The following table summarizes the changes in the net asset position of ceded MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12, reported in other assets on the Consolidated Balance Sheets:

	Balance	Cumulative	Balance
	Pre-Adoption	Effect to	Post-Adoption
	December 31,	Retained	January 1,
	2020 (1)	Earnings	2021
Ceded MRBs, Net
Variable Annuities	$828	$5,700	$6,528
Retirement Plan Services	1	10	11
Total ceded MRBs, net	$829	$5,710	$6,539

(1)Balance pre-adoption includes all features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities or embedded derivatives.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Balance Sheets:

	As of December 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Deferred acquisition costs, value of business acquired and
deferred sales inducements (2)	$13,873	$(1,610)	$12,263
Reinsurance recoverables, net of allowance for credit losses	23,910	(2,646)	21,264
Market risk benefit assets	-	2,807	2,807
Other assets (2)	21,080	(1,154)	19,926
Total assets	338,266	(2,603)	335,663
Future contract benefits (2)	41,203	(2,901)	38,302
Market risk benefit liabilities	-	2,078	2,078
Deferred front-end loads (2)	5,695	(650)	5,045
Other liabilities (2)	16,125	(1,468)	14,657
Total liabilities	330,000	(2,941)	327,059
Retained earnings	2,436	(1,022)	1,414
Accumulated other comprehensive income (loss)	(7,073)	1,360	(5,713)
Total stockholder’s equity	8,266	338	8,604

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, as disclosed in Note 1.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,502	$(109)	$1,393
Realized gain (loss)	257	103	360
Total revenues	4,681	(6)	4,675
Benefits	2,199	(97)	2,102
Interest credited	691	2	693
Market risk benefit (gain) loss	-	113	113
Policyholder liability remeasurement (gain) loss	-	41	41
Commissions and other expenses	1,191	22	1,213
Total expenses	4,141	81	4,222
Income (loss) before taxes	540	(87)	453
Federal income tax expense (benefit)	82	(19)	63
Net income (loss)	458	(68)	390
Unrealized investment gain (loss)	(4,990)	(2,310)	(7,300)
Market risk benefit non-performance risk gain (loss)	-	20	20
Policyholder liability discount rate remeasurement gain (loss)	-	759	759
Total other comprehensive income (loss), net of tax	(4,991)	(1,531)	(6,522)
Comprehensive income (loss)	(4,533)	(1,599)	(6,132)

(1)The amounts as previously reported were primarily derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, as disclosed in Note 24.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholder’s Equity:

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$4,366	$(632)	$3,734
Net income (loss)	458	(68)	390
Retained earnings balance as of end-of-period	4,799	(700)	4,099
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,544	3,706	10,250
Other comprehensive income (loss), net of tax	(4,991)	(1,531)	(6,522)
Accumulated other comprehensive income (loss) balance
as of end-of-period	1,553	2,175	3,728
Total stockholder’s equity as of end-of-period	18,300	1,475	19,775

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, as disclosed in Note 24.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$458	$(68)	$390
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(257)	(103)	(360)
Market risk benefit (gain) loss	-	113	113
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	24	99	123
Insurance liabilities and reinsurance-related balances (2)	23	8	31
Federal income tax accruals	82	(19)	63
Other (2)	(94)	(30)	(124)

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, as disclosed in Note 24.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$90,738	$1,108	$8,950	$26	$82,870
U.S. government bonds	397	9	24	-	382
State and municipal bonds	5,259	274	380	-	5,153
Foreign government bonds	329	19	43	-	305
RMBS	2,142	23	174	6	1,985
CMBS	1,902	2	233	-	1,671
ABS	12,200	41	784	4	11,453
Hybrid and redeemable preferred securities	354	25	27	1	351
Total fixed maturity AFS securities	$113,321	$1,501	$10,615	$37	$104,170

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,950	$763	$10,538	$9	$79,166
U.S. government bonds	377	5	31	-	351
State and municipal bonds	5,198	170	483	-	4,885
Foreign government bonds	339	17	45	-	311
RMBS	2,025	21	203	7	1,836
CMBS	1,908	3	244	-	1,667
ABS	11,791	37	925	4	10,899
Hybrid and redeemable preferred securities	356	25	30	1	350
Total fixed maturity AFS securities	$110,944	$1,041	$12,499	$21	$99,465

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,242	$3,204
Due after one year through five years	17,849	17,093
Due after five years through ten years	19,493	18,074
Due after ten years	56,493	50,690
Subtotal	97,077	89,061
Structured securities (RMBS, CMBS, ABS)	16,244	15,109
Total fixed maturity AFS securities	$113,321	$104,170

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$44,549	$4,372	$18,823	$4,578	$63,372	$8,950
U.S. government bonds	211	17	40	7	251	24
State and municipal bonds	1,077	129	843	251	1,920	380
Foreign government bonds	41	6	98	37	139	43
RMBS	1,211	110	322	64	1,533	174
CMBS	949	83	628	150	1,577	233
ABS	4,684	225	5,887	559	10,571	784
Hybrid and redeemable
preferred securities	63	3	103	24	166	27
Total fixed maturity AFS securities	$52,785	$4,945	$26,744	$5,670	$79,529	$10,615

Total number of fixed maturity AFS securities in an unrealized loss position						7,994

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$57,656	$8,684	$6,867	$1,854	$64,523	$10,538
U.S. government bonds	236	25	27	6	263	31
State and municipal bonds	1,850	414	227	69	2,077	483
Foreign government bonds	122	18	58	27	180	45
RMBS	1,337	160	191	43	1,528	203
CMBS	1,224	156	312	88	1,536	244
ABS	6,712	551	3,325	374	10,037	925
Hybrid and redeemable
preferred securities	61	5	98	25	159	30
Total fixed maturity AFS securities	$69,198	$10,013	$11,105	$2,486	$80,303	$12,499

Total number of fixed maturity AFS securities in an unrealized loss position						8,106

(1)As of March 31, 2023, and December 31, 2022, we recognized $15 million and $6 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$2,411	$690	359
Six months or greater, but less than nine months	4,356	1,429	691
Nine months or greater, but less than twelve months	4,300	1,924	627
Twelve months or greater	374	226	85
Total	$11,441	$4,269	1,762

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$10,895	$3,514	1,489
Six months or greater, but less than nine months	4,256	2,150	640
Nine months or greater, but less than twelve months	362	243	73
Twelve months or greater	2	-	15
Total	$15,515	$5,907	2,217

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.9 billion for the three months ended March 31, 2023. As discussed further below, we believe the unrealized loss position as of March 31, 2023, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.3 billion and $3.5 billion, respectively, and a fair value of $3.1 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	March 31, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$5	$21
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	18	-	-	18
Additions (reductions) for securities for which credit losses
were previously recognized	-	(1)	-	(1)
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$26	$6	$5	$37

	For the Three
	Months Ended
	March 31, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	-	1	1	2
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$16	$2	$2	$20

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of March 31, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,918	$1,330	$18,248	$16,913	$1,315	$18,228
30 to 59 days past due	-	29	29	19	23	42
60 to 89 days past due	19	10	29	-	6	6
90 or more days past due	-	31	31	-	33	33
Allowance for credit losses	(83)	(20)	(103)	(83)	(15)	(98)
Unamortized premium (discount)	(8)	36	28	(9)	36	27
Mark-to-market gains (losses) (1)	(25)	-	(25)	(27)	-	(27)
Total carrying value	$16,821	$1,416	$18,237	$16,813	$1,398	$18,211

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% of commercial mortgage loans on real estate as of March 31, 2023, and December 31, 2022, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of March 31, 2023, and December 31, 2022.

Our residential mortgage loan portfolio had the largest concentrations in California, which accounted for 16% and 17% of residential mortgage loans on real estate as of March 31, 2023, and December 31, 2022, respectively, and New Jersey, which accounted for 12% of residential mortgage loans on real estate as of March 31, 2023, and December 31, 2022.

As of March 31, 2023, and December 31, 2022, we had 74 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2023, and December 31, 2022, we had 36 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $15 million and $21 million, respectively.

As of March 31, 2023, and December 31, 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of less than $1 million.

As of March 31, 2023, and December 31, 2022, there were 47 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $19 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$18	$21
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	32	-	34
Total	$-	$32	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$155	1.61	$-	-	$-	-	$155
2022	1,769	2.06	97	2.02	1	1.13	1,867
2021	2,330	3.05	70	1.51	-	-	2,400
2020	1,275	2.85	14	1.54	-	-	1,289
2019	2,630	2.21	93	1.50	18	1.43	2,741
2018 and prior	8,177	2.40	217	1.54	83	1.33	8,477
Total	$16,336		$491		$102		$16,929

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,335	3.05	72	1.53	-	-	2,407
2020	1,280	2.99	17	1.58	-	-	1,297
2019	2,643	2.17	81	1.50	29	1.58	2,753
2018	2,222	2.17	67	1.62	-	-	2,289
2017 and prior	6,170	2.44	131	1.75	-	-	6,301
Total	$16,419		$473		$31		$16,923

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$13	$-	$13
2022	613	7	620
2021	513	6	519
2020	89	2	91
2019	116	14	130
2018 and prior	60	3	63
Total	$1,404	$32	$1,436

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss expense (1)	-	5	5
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$83	$20	$103

	For the Three
	Months Ended
	March 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	(19)	1	(18)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$59	$18	$77

(1)We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2023. We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2022.

(2)Accrued investment income on mortgage loans on real estate totaled $52 million and $49 million as of March 31, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2023, and December 31, 2022, alternative investments included investments in 321 and 328 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(17)	$1
RMBS	1	(1)
ABS	-	(1)
Total credit loss benefit (expense)	$(16)	$(1)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,533	$3,533	$3,210	$3,210
Securities pledged under securities lending agreements (2)	296	288	298	287
Investments pledged for FHLBI (3)	2,955	3,649	3,130	3,925
Total payables for collateral on investments	$6,784	$7,470	$6,638	$7,422

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2023	2022
Collateral payable for derivative investments	$323	$(798)
Securities pledged under securities lending agreements	(2)	17
Investments pledged for FHLBI	(175)	750
Total increase (decrease) in payables for collateral on investments	$146	$(31)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$279	$-	$-	$-	$279
Foreign government bonds	8	-	-	-	8
Equity securities	9	-	-	-	9
Total gross secured borrowings	$296	$-	$-	$-	$296

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2023, our investment commitments were $2.4 billion, which included $1.7 billion of LPs, $399 million of private placement securities and $277 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and White Chapel V LLC with a fair value of $1.0 billion, or 1% of total investments. As of December 31, 2022, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the Federal National Mortgage Association with a fair value of $1.0 billion and $702 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.5 billion and $19.2 billion, respectively, or 15% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.9 billion and $14.3 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.0 billion as of March 31, 2023, and December 31, 2022.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our life and annuity products.

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

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and VUL products. Put options are contracts that require buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

We sell CDSs to offer credit protection to policyholders and investors. The CDSs hedge the policyholders and investors against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows the investor to put the bond back to us at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Other Derivatives

Lapse Protection Rider Ceded Derivative

We also have an inter-company agreement through which LNBAR, an affiliated insurer, assumes the risk under certain UL contracts for lapse protection riders (“LPR”). If the policyholder’s account balance is insufficient to pay the cost of insurance charges required to keep the policy in force, and the policyholder has made the required deposits, we will be reimbursed for those charges.

Embedded Derivatives

We have embedded derivatives that include:

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,082	$6	$143	$1,377	$4	$232
Foreign currency contracts (1)	4,400	637	19	4,383	643	18
Total cash flow hedges	5,482	643	162	5,760	647	250
Fair value hedges:
Interest rate contracts (1)	484	1	61	524	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	83,299	607	764	105,977	709	935
Foreign currency contracts (1)	363	19	2	395	27	2
Equity market contracts (1)	215,376	6,372	2,837	142,653	5,135	2,035
Commodity contracts (1)	13	23	-	13	14	3
Credit contracts (1)	122	-	-	-	-	-
LPR ceded derivative (2)	-	199	-	-	212	-
Embedded derivatives:
Reinsurance-related (3)	-	614	-	-	681	-
Indexed annuity and IUL contracts (3) (4)	-	305	5,796	-	525	4,783
Total derivative instruments	$305,139	$8,783	$9,622	$255,322	$7,952	$8,052

(1)These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.

(2)Reported in other assets on the Consolidated Balance Sheets.

(3)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(4)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2023
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$19,876	$19,738	$21,449	$20,802	$3,000	$84,865
Foreign currency contracts (2)	220	767	1,622	2,112	42	4,763
Equity market contracts	158,036	38,948	7,515	9	10,868	215,376
Commodity contracts	13	-	-	-	-	13
Credit contracts	-	50	72	-	-	122
Total derivative instruments
with notional amounts	$178,145	$59,503	$30,658	$22,923	$13,910	$305,139

(1)As of March 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of March 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$556	$587	$60	$44

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	110	(142)
Foreign currency contracts	76	(17)
Change in foreign currency exchange rate adjustment	(67)	75
Income tax benefit (expense)	(25)	18
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Foreign currency contracts (1)	14	13
Foreign currency contracts (2)	2	3
Income tax benefit (expense)	(3)	(4)
Balance as of end-of-period	$382	$179

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2023			2022
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(394)	$1,409	$2,204	$360	$1,352	$2,102

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	16	-	-	(63)	-
Derivatives designated as
hedging instruments	-	(16)	-	-	63	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	2	14	-	3	13	-

Non-Qualifying Hedges
Interest rate contracts	332	-	-	(821)	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	(53)	-	-	(324)	-	-
Commodity contracts	11	-	-	-	-	-
Credit contracts	(1)	-	-	-	-	-
LPR ceded derivative	-	-	13	-	-	52
Embedded derivatives:
Reinsurance-related	(67)	-	-	546	-	-
Indexed annuity and IUL
contracts	(713)	-	-	506	-	-

As of March 31, 2023, $54 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$510	$(5)	$383	$(6)
A+	1,781	(97)	1,718	(151)
A	1,229	(5)	1,099	-
	$3,520	$(107)	$3,200	$(157)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,664	$919	$8,583
Gross amounts offset	(3,676)	-	(3,676)
Net amount of assets	3,988	919	4,907
Gross amounts not offset:
Cash collateral	(3,520)	-	(3,520)
Non-cash collateral (1)	(468)	-	(468)
Net amount	$-	$919	$919

Financial Liabilities
Gross amount of recognized liabilities	$150	$5,796	$5,946
Gross amounts offset	(1)	-	(1)
Net amount of liabilities	149	5,796	5,945
Gross amounts not offset:
Cash collateral	(107)	-	(107)
Non-cash collateral (2)	-	-	-
Net amount	$42	$5,796	$5,838

(1)Excludes excess non-cash collateral received of $730 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)There was no excess non-cash collateral pledged as of March 31, 2023.

	As of December 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,483	$1,206	$7,689
Gross amounts offset	(2,964)	-	(2,964)
Net amount of assets	3,519	1,206	4,725
Gross amounts not offset:
Cash collateral	(3,200)	-	(3,200)
Non-cash collateral (1)	(319)	-	(319)
Net amount	$-	$1,206	$1,206

Financial Liabilities
Gross amount of recognized liabilities	$304	$4,783	$5,087
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	254	4,783	5,037
Gross amounts not offset:
Cash collateral	(157)	-	(157)
Non-cash collateral (2)	(46)	-	(46)
Net amount	$51	$4,783	$4,834

(1)Excludes excess non-cash collateral received of $1.1 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)There was no excess non-cash collateral pledged as of December 31, 2022.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
DAC, VOBA and DSI
Traditional Life	$1,354	$1,336
UL and Other	6,037	6,002
Variable Annuities	4,035	4,047
Fixed Annuities	475	479
Group Protection	142	141
Retirement Plan Services	261	258
Total DAC, VOBA and DSI	$12,304	$12,263

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
DFEL
UL and Other	$4,936	$4,735
Variable Annuities	308	310
Total DFEL	$5,244	$5,045

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2023
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,286	$5,518	$3,880	$439	$141	$241
Deferrals	55	119	85	14	25	6
Amortization	(35)	(72)	(93)	(17)	(24)	(5)
Balance as of end-of-period	$1,306	$5,565	$3,872	$436	$142	$242

	For the Year Ended December 31, 2022
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,146	$5,269	$3,860	$448	$140	$239
Deferrals	266	537	390	60	98	21
Amortization	(126)	(288)	(370)	(69)	(97)	(19)
Balance as of end-of-year	$1,286	$5,518	$3,880	$439	$141	$241

DAC amortization expense of $246 million and $241 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2023
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$50	$454	$17
Deferrals	-	-	1
Amortization	(2)	(11)	(1)
Balance as of end-of-period	$48	$443	$17

	For the Year Ended December 31, 2022
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$59	$499	$20
Deferrals	-	2	-
Amortization	(9)	(47)	(3)
Balance as of end-of-year	$50	$454	$17

VOBA amortization expense of $13 million and $15 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$30	$167	$23	$17
Deferrals	-	-	-	2
Amortization	(1)	(4)	(1)	-
Balance as of end-of-period	$29	$163	$22	$19

	For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$31	$181	$27	$14
Deferrals	1	2	-	4
Amortization	(2)	(16)	(4)	(1)
Balance as of end-of-year	$30	$167	$23	$17

DSI amortization expense of $6 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended		For the Year Ended
	March 31, 2023		December 31, 2022
	UL and	Variable	UL and	Variable
	Other	Annuities	Other	Annuities

Balance as of beginning-of-year	$4,735	$310	$3,902	$318

Deferrals	262	5	1,060	22
Amortization	(61)	(7)	(227)	(30)
Balance as of end-of-period	$4,936	$308	$4,735	$310

DFEL amortization of $68 million and $65 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.

8. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,305	$1,893	$(1,412)	$2,666	$2,004	$(662)
Fixed Annuities	114	83	(31)	117	72	(45)
Retirement Plan Services	26	-	(26)	24	2	(22)
Total MRBs	$3,445	$1,976	$(1,469)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended			As of or For the Year Ended
	March 31, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	1	-	-	12	-	(3)
Attributed fees collected	379	9	2	1,571	32	6
Benefit payments	(19)	-	-	(63)	-	-
Effect of changes in interest rates	1,406	31	5	(9,346)	(232)	(55)
Effect of changes in equity markets	(1,029)	(2)	(6)	4,293	12	18
Effect of changes in equity index volatility	(286)	-	(2)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	76	1	-	661	10	3
Effect of changes in future expected
policyholder behavior	-	-	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	-	-	-	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	2,039	34	(21)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(3,451)	(65)	(5)	(2,173)	(40)	(2)
Balance as of end-of-period	(1,412)	(31)	(26)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(210)	-	-	294	-	-
Balance as of end-of-period, net of reinsurance	$(1,202)	$(31)	$(26)	$(956)	$(45)	$(22)

Weighted-average age of policyholders (years)	71	68	63	71	68	63
Net amount at risk (3)	6,268	192	9	7,974	171	15

(1)Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.

(2)Consists primarily of the update of fund mapping, volatility and other capital market assumptions.

(3)Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

For the year ended December 31, 2022, Variable Annuities had a favorable impact from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 12 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	March 31,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$147,765	$142,892
Exchange-traded funds	214	258
Fixed maturity AFS securities	173	169
Cash and invested cash	145	98
Other investments	124	119
Total	$148,421	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
UL and Other	$22,162	$20,920
Variable Annuities	108,334	105,573
Retirement Plan Services	17,876	16,996
Other Operations (1)	49	47
Total separate account liabilities	$148,421	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($43 million and $42 million as of March 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended			As of or For the Year Ended
	March 31, 2023			December 31, 2022
			Retirement			Retirement
	UL and	Variable	Plan	UL and	Variable	Plan
	Other	Annuities	Services	Other	Annuities	Services
Balance as of beginning-of-year	$20,920	$105,573	$16,996	$24,785	$136,665	$21,068
Gross deposits	394	624	554	1,900	3,371	2,378
Withdrawals	(75)	(2,436)	(586)	(454)	(9,238)	(2,378)
Policyholder assessments	(238)	(624)	(40)	(938)	(2,603)	(164)
Change in market performance	1,193	5,054	978	(4,371)	(23,194)	(3,710)
Net transfers from (to) general account	(32)	143	(26)	(2)	572	(198)
Balance as of end-of-period	$22,162	$108,334	$17,876	$20,920	$105,573	$16,996

Cash surrender value	$19,863	$106,796	$17,862	$18,666	$103,987	$16,982

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
UL and Other	$37,106	$37,258
Variable Annuities	23,771	22,184
Fixed Annuities	23,993	23,338
Retirement Plan Services	24,994	25,138
Other (1)	5,850	6,054
Total policyholder account balances	$115,714	$113,972

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.4 billion and $5.7 billion as of March 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,258	$22,184	$23,338	$25,138
Gross deposits	922	1,222	1,317	701
Withdrawals	(387)	(170)	(889)	(1,113)
Policyholder assessments	(1,117)	-	(15)	(3)
Net transfers from (to) separate account	32	(114)	-	103
Interest credited	369	109	154	168
Change in fair value of embedded derivative
instruments	29	540	88	-
Balance as of end-of-period	$37,106	$23,771	$23,993	$24,994

Weighted-average crediting rate	4.0%	1.9%	2.6%	2.7%
Net amount at risk (1)(2)	$301,582	$6,268	$192	$9
Cash surrender value	32,960	22,698	23,099	24,989

	As of or For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,719	$19,148	$22,522	$23,579
Gross deposits	3,905	5,178	3,284	4,012
Withdrawals	(1,215)	(417)	(2,511)	(3,579)
Policyholder assessments	(4,446)	(2)	(51)	(13)
Net transfers from (to) separate account	2	(492)	-	510
Interest credited	1,476	287	532	629
Change in fair value of embedded derivative
instruments	(183)	(1,518)	(438)	-
Balance as of end-of-year	$37,258	$22,184	$23,338	$25,138

Weighted-average crediting rate	3.9%	1.4%	2.4%	2.6%
Net amount at risk (1)(2)	$302,481	$7,974	$171	$15
Cash surrender value	33,130	21,147	22,502	25,133

(1)NAR is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit rider exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

(2)Calculation is based on total account balances and includes both policyholder account balances and separate account balances.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2023
					Greater
		1-50 Basis	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$312	$-	$202	$26	$348	$888
1.01% - 2.00%	555	-	-	-	3,229	3,784
2.01% - 3.00%	7,130	158	-	-	-	7,288
3.01% - 4.00%	15,693	-	1	-	-	15,694
4.01% and above	3,767	-	-	-	-	3,767
Other (1)	-	-	-	-	-	5,685
Total	$27,457	$158	$203	$26	$3,577	$37,106

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	-	8	12
2.01% - 3.00%	634	-	-	-	-	634
3.01% - 4.00%	1,503	-	-	-	-	1,503
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	21,612
Total	$2,151	$-	$-	$-	$8	$23,771

Fixed Annuities
Up to 1.00%	$831	$447	$578	$448	$1,773	$4,077
1.01% - 2.00%	559	141	184	493	1,083	2,460
2.01% - 3.00%	1,886	6	2	-	-	1,894
3.01% - 4.00%	1,446	-	-	-	-	1,446
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,923
Total	$4,915	$594	$764	$941	$2,856	$23,993

Retirement Plan Services
Up to 1.00%	$595	$751	$3,062	$2,911	$2,213	$9,532
1.01% - 2.00%	977	2,629	1,196	527	-	5,329
2.01% - 3.00%	3,093	-	-	-	-	3,093
3.01% - 4.00%	5,442	-	-	-	-	5,442
4.01% and above	1,598	-	-	-	-	1,598
Total	$11,705	$3,380	$4,258	$3,438	$2,213	$24,994

	As of December 31, 2022
					Greater
		1-50 Basis	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	15,858	-	1	-	-	15,859
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,528
Total	$27,776	$156	$195	$29	$3,574	$37,258

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$892	$497	$589	$563	$1,330	$3,871
1.01% - 2.00%	546	145	181	492	1,058	2,422
2.01% - 3.00%	1,996	7	2	-	-	2,005
3.01% - 4.00%	1,293	-	-	-	-	1,293
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,554
Total	$4,920	$649	$772	$1,055	$2,388	$23,338

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
Traditional Life (1)	$3,366	$3,190
Payout Annuities (1)	2,067	2,003
Group Protection (2)	5,492	5,462
UL and Other (3)	15,344	14,777
Other Operations (4)	9,751	9,651
Other (5)	3,225	3,219
Total future contract benefits	$39,245	$38,302

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.4 billion as of March 31, 2023, and December 31, 2022, respectively) and Swiss Re ($2.2 billion as of March 31, 2023, and December 31, 2022) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
	Traditional	Payout	Traditional	Payout
	Life	Annuities	Life	Annuities
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$5,896	$-	$6,610	$-
Beginning balance of original discount rate	6,480	-	5,767	-
Effect of changes in cash flow assumptions	-	-	(382)	-
Effect of actual variances from expected
experience	(234)	-	(21)	-
Adjusted balance as of beginning-of-year	6,246	-	5,364	-
Issuances	177	-	1,655	-
Interest accrual	57	-	209	-
Net premiums collected	(195)	-	(742)	-
Flooring impact of LFPB	1	-	(6)	-
Ending balance at original discount rate	6,286	-	6,480	-
Effect of cumulative changes in discount
rate assumptions	(235)	-	(584)	-
Balance as of end-of-period	$6,051	$-	$5,896	$-

Present Value of Expected LFPB
Balance as of beginning-of-year	$9,086	$2,003	$10,353	$2,511
Beginning balance of original discount rate (1)	9,879	2,266	8,893	2,245
Effect of changes in cash flow assumptions	-	-	(321)	-
Effect of actual variances from expected
experience	(243)	(1)	(5)	3
Adjusted balance as of beginning-of-year	9,636	2,265	8,567	2,248
Issuances	177	27	1,655	122
Interest accrual	89	21	326	84
Benefit payments	(169)	(46)	(669)	(188)
Ending balance at original discount rate (1)	9,733	2,267	9,879	2,266
Effect of cumulative changes in discount
rate assumptions	(316)	(200)	(793)	(263)
Balance as of end-of-period	$9,417	$2,067	$9,086	$2,003

Net balance as of end-of-period	$3,366	$2,067	$3,190	$2,003
Less: reinsurance recoverables	270	10	270	10
Net balance as of end-of-period, net of reinsurance	$3,096	$2,057	$2,920	$1,993

Weighted-average duration of future policyholder
benefit liability (years)	11	9	11	9

(1)Includes DPL within Payout Annuities of $43 million, $38 million and $22 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively.

For the year ended December 31, 2022, Traditional Life had updates to the mortality and lapse assumptions resulting in lower projected premiums and benefits, and a corresponding increase in reserves. Payout Annuities did not have any significant assumption updates.

For the three months ended March 31, 2023, and for the year ended December 31, 2022, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Traditional Life
Expected future gross premiums	$13,257	$9,172	$13,166	$8,887
Expected future benefit payments	13,171	9,417	13,026	9,086
Payout Annuities
Expected future gross premiums	-	-	-	-
Expected future benefit payments	3,460	2,067	3,471	2,003

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Traditional Life
Gross premiums	$295	$1,136
Interest accretion	32	117
Payout Annuities
Gross premiums	28	133
Interest accretion	21	84

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Traditional Life
Interest accretion rate	5.1%	5.0%
Current discount rate	4.8%	5.1%
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	4.9%	5.3%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Three	As of or For
	Months	the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Beginning balance of original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	-	15
Effect of actual variances from expected
experience	(100)	(117)
Adjusted beginning-of-year balance	5,959	5,572
New incidence	437	1,777
Interest	42	141
Benefit payments	(377)	(1,431)
Ending balance at original discount rate	6,061	6,059
Effect of cumulative changes in discount
rate assumptions	(569)	(597)
Balance as of end-of-period	5,492	5,462
Less: reinsurance recoverables	126	127
Balance as of end-of-period, net of reinsurance	$5,366	$5,335

Weighted-average duration of liability for future
claims (years)	4	4

For the year ended December 31, 2022, we had an unfavorable impact from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the three months ended March 31, 2023, and for the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,086	$6,061	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Group Protection
Gross premiums	$885	$3,393
Interest accretion	42	141

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Group Protection
Interest accretion rate	2.9%	2.8%
Current discount rate	4.8%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Three	As of or For
	Months	the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,777	$12,513
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,682	11,400
Effect of changes in cash flow assumptions	-	3,108
Effect of actual variances from expected
experience	(9)	195
Adjusted beginning-of-year balance	15,673	14,703
Issuances	-	7
Interest accrual	186	626
Net assessments collected	337	974
Benefit payments	(183)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	16,013	15,682
Balance as of end-of-period	15,344	14,777
Less: reinsurance recoverables	2,007	1,975
Balance as of end-of-period, net of reinsurance	$13,337	$12,802

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

For the year ended December 31, 2022, we had an unfavorable impact primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.7 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. We had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
UL and Other
Gross assessments	$915	$2,818
Interest accretion	186	626

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
UL and Other
Interest accretion rate	5.0%	5.0%

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$104,170	$104,170	$99,465	$99,465
Trading securities	3,217	3,217	3,446	3,446
Equity securities	414	414	427	427
Mortgage loans on real estate	18,237	16,888	18,211	16,477
Derivative investments	3,988	3,988	3,519	3,519
Other investments	3,718	3,718	3,577	3,577
Cash and invested cash	2,752	2,752	2,499	2,499
MRB assets	3,445	3,445	2,807	2,807
Other assets:
Ceded MRBs	699	699	540	540
Reinsurance-related embedded derivatives	614	614	681	681
Indexed annuity ceded embedded derivatives	305	305	525	525
LPR ceded derivative	199	199	212	212
Separate account assets	148,421	148,421	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,157)	(32,767)	(43,550)	(34,251)
Indexed annuity and IUL contracts embedded derivatives	(5,796)	(5,796)	(4,783)	(4,783)
MRB liabilities	(1,976)	(1,976)	(2,078)	(2,078)
Short-term debt	(101)	(101)	(562)	(562)
Long-term debt	(2,247)	(2,095)	(2,269)	(2,166)
Other liabilities:
Ceded MRBs	(909)	(909)	(246)	(246)
Derivative liabilities	(149)	(149)	(254)	(254)
Remaining guaranteed interest and similar contracts	(532)	(532)	(574)	(574)

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

Policyholder Account Balances

Policyholder account balances include account balances of certain investment contracts. The fair value of the account balances of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of these policyholder account balances are classified as Level 3 within the fair value hierarchy.

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Fair value	$490	$487
Aggregate contractual principal	515	514

As of March 31, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,651	$6,219	$82,870
U.S. government bonds	359	23	-	382
State and municipal bonds	-	5,117	36	5,153
Foreign government bonds	-	305	-	305
RMBS	-	1,984	1	1,985
CMBS	-	1,671	-	1,671
ABS	-	10,353	1,100	11,453
Hybrid and redeemable preferred securities	44	248	59	351
Trading securities	-	2,759	458	3,217
Equity securities	-	277	137	414
Mortgage loans on real estate	-	-	490	490
Derivative investments (1)	-	7,185	480	7,665
Other investments – short-term investments	-	33	-	33
Cash and invested cash	-	2,752	-	2,752
MRB assets	-	-	3,445	3,445
Other assets:
Ceded MRBs	-	-	699	699
Reinsurance-related embedded derivatives	-	614	-	614
Indexed annuity ceded embedded derivatives	-	-	305	305
LPR ceded derivative	-	-	199	199
Separate account assets	407	148,014	-	148,421
Total assets	$810	$257,986	$13,628	$272,424

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(5,796)	$(5,796)
MRB liabilities	-	-	(1,976)	(1,976)
Other liabilities:
Ceded MRBs	-	-	(909)	(909)
Derivative liabilities (1)	-	(3,347)	(479)	(3,826)
Total liabilities	$-	$(3,347)	$(9,160)	$(12,507)

	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,980	$5,186	$79,166
U.S. government bonds	332	19	-	351
State and municipal bonds	-	4,850	35	4,885
Foreign government bonds	-	311	-	311
RMBS	-	1,835	1	1,836
CMBS	-	1,667	-	1,667
ABS	-	9,782	1,117	10,899
Hybrid and redeemable preferred securities	40	261	49	350
Trading securities	-	2,865	581	3,446
Equity securities	-	274	153	427
Mortgage loans on real estate	-	-	487	487
Derivative investments (1)	-	5,929	605	6,534
Other investments – short-term investments	-	30	-	30
Cash and invested cash	-	2,499	-	2,499
MRB assets	-	-	2,807	2,807
Other assets:
Ceded MRBs	-	-	540	540
Reinsurance-related embedded derivatives	-	681	-	681
Indexed annuity ceded embedded derivatives	-	-	525	525
LPR ceded derivative	-	-	212	212
Separate account assets	412	143,124	-	143,536
Total assets	$784	$248,107	$12,298	$261,189

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,783)	$(4,783)
MRB liabilities	-	-	(2,078)	(2,078)
Other liabilities:
Ceded MRBs	-	-	(246)	(246)
Derivative liabilities (1)	-	(2,666)	(603)	(3,269)
Total liabilities	$-	$(2,666)	$(7,710)	$(10,376)

(1)Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 8.

	For the Three Months Ended March 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$-	$12	$1,006	$15	$6,219
State and municipal bonds	35	-	1	-	-	36
RMBS	1	-	-	-	-	1
ABS	1,117	-	8	168	(193)	1,100
Hybrid and redeemable preferred
securities	49	-	-	(2)	12	59
Trading securities	581	4	-	(127)	-	458
Equity securities	153	(16)	-	-	-	137
Mortgage loans on real estate	487	2	3	(2)	-	490
Derivative investments	2	(1)	-	-	-	1
Other assets:
Ceded MRBs (3)	539	160	-	-	-	699
Indexed annuity ceded embedded
derivatives (4)	525	6	-	(226)	-	305
LPR ceded derivative (5)	212	(13)	-	-	-	199
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(719)	-	(294)	-	(5,796)
Other liabilities – ceded MRBs (3)	(246)	(663)	-	-	-	(909)
Total, net	$3,858	$(1,240)	$24	$523	$(166)	$2,999

	For the Three Months Ended March 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(351)	$363	$134	$8,948
Foreign government bonds	41	-	(1)	-	-	40
RMBS	3	-	-	12	(2)	13
CMBS	-	-	-	17	-	17
ABS	870	-	(27)	187	(42)	988
Hybrid and redeemable preferred
securities	90	-	4	-	-	94
Trading securities	828	(29)	-	2	(4)	797
Equity securities	91	15	-	(8)	-	98
Mortgage loans on real estate	739	(3)	(1)	(198)	-	537
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
Ceded MRBs (3)	4,113	(1,543)	-	-	-	2,570
Indexed annuity ceded embedded
derivatives (4)	528	(53)	-	18	-	493
LPR ceded derivative (5)	318	(52)	-	-	-	266
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	559	-	(2)	-	(5,574)
Other liabilities – ceded MRBs (3)	(17)	(34)	-	-	-	(51)
Total, net	$10,295	$(1,136)	$(382)	$391	$71	$9,239

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

(3)Gains (losses) from the changes in fair value are included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(4)Gains (losses) from the changes in fair value are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(5)Gains (losses) from the changes in fair value are included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,137	$(55)	$(8)	$(68)	$-	$1,006
ABS	241	(2)	-	(71)	-	168
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(53)	-	(74)	-	(127)
Mortgage loans on real estate	1	-	-	(3)	-	(2)
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(276)	-	(226)
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(300)	-	-	6	-	(294)
Total, net	$1,129	$(110)	$(8)	$(486)	$(2)	$523

	For the Three Months Ended March 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$455	$(24)	$(20)	$(43)	$(5)	$363
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	250	-	-	(56)	(7)	187
Trading securities	179	(132)	-	(45)	-	2
Equity securities	-	(8)	-	-	-	(8)
Mortgage loans on real estate	3	-	-	(201)	-	(198)
Other assets – indexed annuity ceded
embedded derivatives	16	-	-	2	-	18
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(128)	-	-	126	-	(2)
Total, net	$804	$(164)	$(20)	$(217)	$(12)	$391

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Trading securities (1)	$6	$(30)
Equity securities (1)	(16)	17
Mortgage loans on real estate (1)	2	(3)
Derivative investments (1)	(2)	2
MRBs (2)	(1,090)	(121)
Other assets – LPR ceded derivative (3)	(13)	(52)
Embedded derivatives – indexed annuity
and IUL contracts (1)	(153)	84
Total, net	$(1,266)	$(103)

(1)Included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(2)Included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(3)Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$12	$(354)
Foreign government bonds	-	(2)
ABS	8	(27)
Hybrid and redeemable preferred
securities	-	4
Mortgage loans on real estate	2	-
Total, net	$22	$(379)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2023			March 31, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$58	$(43)	$15	$196	$(62)	$134
RMBS	-	-	-	-	(2)	(2)
ABS	-	(193)	(193)	-	(42)	(42)
Hybrid and redeemable preferred
securities	12	-	12	-	-	-
Trading securities	-	-	-	-	(4)	(4)
Derivative investments	-	-	-	-	(15)	(15)
Total, net	$70	$(236)	$(166)	$196	$(125)	$71

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$224	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	4.5%	2.3%
State and municipal
bonds	36	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	2.5%	2.5%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	2.5%	-	2.5%	2.5%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	1.2%	1.2%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	3,445
Other assets – ceded MRBs	699	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.79%	-	3.27%	2.59%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

Other assets – indexed
annuity ceded embedded
derivatives	305	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

Other assets – LPR ceded
derivative	199	Discounted cash flow	Lapse (3)	0%	-	1.55%	(10)
			Non-performance risk (6)	0.79%	-	3.27%	2.26%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(5,788)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,976)
Other liabilities – ceded
MRBs	(909)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.79%	-	3.27%	2.59%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$201	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	4.2%	2.1%
State and municipal
bonds	35	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	2.4%	2.3%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	1.5%	1.5%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	2,807
Other assets – ceded MRBs	540	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.35%	-	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

Other assets – indexed
annuity ceded embedded
derivatives	525	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

Other assets – LPR ceded
derivative	212	Discounted cash flow	Lapse (3)	0%	-	1.55%	(10)
			Non-performance risk (6)	0.35%	-	2.41%	1.75%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(4,845)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(2,078)
Other liabilities – ceded
MRBs	(246)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.35%	-	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

(1)Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.

(2)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3)The lapse input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapses during the surrender charge period.

(4)The utilization of GLB withdrawals input represents the estimated percentage of policyholders that utilize the GLB withdrawal riders.

(5)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the MRB calculation to estimate the impact of inefficient GLB withdrawal behavior, including taking less than or more than the maximum GLB withdrawal.

(6)The non-performance risk input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The non-performance risk input was weighted by the absolute value of the sensitivity of the reserve to the non-performance risk assumption. The non-performance risk input for LPR ceded derivative was weighted using a simple average.

(7)The mortality input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(8)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account value assigned to each index.

(9)The mortality is based on a combination of company and industry experience, adjusted for improvement factors.

(10)A weighted average input range is not a meaningful measurement for lapse, utilization factors or mortality.

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

•Indexed annuity contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse or mortality inputs would have resulted in a decrease in the fair value measurement.

•LPR ceded derivative – Assuming our LPR ceded derivative is in an asset position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in an increase in the fair value measurement.

•MRBs – Assuming our market risk benefits are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement except for policies with GDB riders only, an increase in mortality would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms.

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

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Northern District of Indiana, Fort Wayne Division, Case No. 1:23-cv-00171 (“Brighton”), is a civil action filed on April 20, 2023. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter. As we have previously disclosed, LNL and LNC reached a provisional class settlement agreement (the “Settlement”) with the plaintiffs in In re Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:16-cv-06605, and in In re Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:17-cv-04150. The policies at issue in Brighton are “Class Policies” under the terms of the Settlement. A motion for preliminary approval of the Settlement was filed with the court on March 24, 2023, and remains pending. If the Settlement is approved by the court, the policies at issue in Brighton will not be “Final Settlement Class Policies” under the terms of the Settlement.

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

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. We are vigorously defending this matter.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,526)	$9,153
Unrealized holding gains (losses) arising during the period	2,307	(10,038)
Change in foreign currency exchange rate adjustment	75	(70)
Change in future contract benefits and other policyholder account balances	(260)	923
Income tax benefit (expense)	(455)	1,962
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(37)	(3)
Income tax benefit (expense)	8	1
Balance as of end-of-period	$(6,830)	$1,932
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Unrealized holding gains (losses) arising during the period	186	(159)
Change in foreign currency exchange rate adjustment	(67)	75
Income tax benefit (expense)	(25)	18
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	16	17
Income tax benefit (expense)	(3)	(4)
Balance as of end-of-period	$382	$179
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,739	$1,951
Adjustment arising during the period	1,306	26
Income tax benefit (expense)	(280)	(6)
Balance as of end-of-period	$2,765	$1,971
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$790	$(1,101)
Adjustment arising during the period	(243)	965
Income tax benefit (expense)	53	(206)
Balance as of end-of-period	$600	$(342)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(11)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(17)	$(12)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(37)	$(3)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(37)	(3)	Income (loss) before taxes
Income tax benefit (expense)	8	1	Federal income tax expense (benefit)
Reclassification, net of income tax	$(29)	$(2)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$-	$1	Net investment income
Foreign currency contracts	14	13	Net investment income
Foreign currency contracts	2	3	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	16	17	Income (loss) before taxes
Income tax benefit (expense)	(3)	(4)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$13	$13	Net income (loss)

15. Segment Information

We provide products and services and report results through our Life Insurance, Annuities, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 to the Consolidated Financial Statements in our 2022 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Changes in market risk benefits (“MRBs”), including gains and losses and benefit payments (“MRB-related impacts”)

•Investment and reinsurance-related realized gain (loss):

▪Changes in the carrying value of mortgage loans on real estate attributable to current expected credit losses (“CECL”) (“changes in CECL reserve for mortgage loans on real estate”);

▪Changes in the carrying value of reinsurance-related assets attributable to CECL (“changes in CECL reserve for reinsurance-related assets”);

▪Changes in the carrying value of fixed maturity AFS securities attributable to the estimation of credit losses (“changes in the credit loss allowance for fixed maturity AFS securities”); and

▪Changes in the fair value of investments, including trading securities, equity securities, certain derivatives, and mortgage loans on real estate electing the fair value option, and of embedded derivatives within certain reinsurance arrangements, as well as sales or disposals of investments (“changes in investments and reinsurance-related embedded derivatives”);

•GLB rider fees ceded to LNBAR;

•Fee income allocated to support the cost of hedging GLB and GDB riders (“GLB and GDB hedge allowance”);

•Changes in the fair value of the embedded derivative liabilities of our indexed annuity and indexed universal life insurance contracts and the associated index options we hold to hedge them, including collateral expense associated with hedge programs; (“indexed product net derivative results”);

•Changes in reserves resulting from benefit ratio unlocking on variable universal life insurance products with secondary guarantees (“benefit ratio unlocking”);

•Income (loss) from the initial adoption of new accounting standards, regulations and policy changes;

•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;

•Transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business;

•Gains (losses) on modification or early extinguishment of debt;

•Losses from the impairment of intangible assets and gains (losses) on other non-financial assets; and

•Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Investment and reinsurance-related realized gain (loss);

•GLB rider fees ceded to LNBAR;

•Fee income allocated to support the cost of hedging GLB and GDB riders (“GLB and GDB hedge allowance”);

•Indexed product net derivative results;

•Revenue adjustments from the initial adoption of new accounting standards; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Revenues
Operating revenues:
Life Insurance	$1,638	$1,618
Annuities	1,043	1,045
Group Protection	1,388	1,303
Retirement Plan Services	322	313
Other Operations	38	37
Investment and reinsurance-related
realized gain (loss)	(212)	284
GLB rider fees ceded to LNBAR	(234)	(237)
GLB and GDB hedge allowance	205	203
Indexed product net derivative results	(171)	109
Total revenues	$4,017	$4,675

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(32)	$(12)
Annuities	217	260
Group Protection	71	(46)
Retirement Plan Services	38	54
Other Operations	(52)	(60)
MRB-related impacts, after-tax	(848)	(91)
Investment and reinsurance-related
realized gain (loss), after-tax	(167)	225
GLB rider fees ceded to LNBAR, after-tax	(185)	(187)
GLB and GDB hedge allowance, after-tax	162	161
Indexed product net derivative results,
after-tax	(135)	86
Benefit ratio unlocking, after-tax	3	-
Net income (loss)	$(928)	$390

Other segment information (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Assets
Life Insurance	$98,946	$97,412
Annuities	174,458	165,711
Group Protection	9,815	9,828
Retirement Plan Services	43,031	42,117
Other Operations	21,272	20,595
Total assets	$347,522	$335,663

16. Realized Gain (Loss)

Realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is also net of allocations of investment gains and losses to certain policyholders and certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Fixed maturity AFS securities:
Gross gains	$25	$1
Gross losses	(62)	(4)
Credit loss benefit (expense) (1)	(16)	(1)
Realized gain (loss) on equity securities (2)	(14)	1
Credit loss benefit (expense) on mortgage loans on real estate	(4)	18
Credit loss benefit (expense) on reinsurance-related assets	(1)	(1)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(128)	275
Indexed product derivative results (5)	(153)	109
GLB rider fees ceded to LNBAR and attributed fees	(234)	(236)
GLB and GDB hedge allowance	205	203
Other realized gain (loss)	(12)	(5)
Total realized gain (loss)	$(394)	$360

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $(14) million and $3 million for the three months ended March 31, 2023 and 2022, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $(3) million for the three months ended March 31, 2023 and 2022, respectively.

(5)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity contracts, IUL contracts and index options we may purchase or sell in the future to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 25% and 14% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended March 31, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three months ended March 31, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

18. Subsequent Event

On May 2, 2023, LNL and its affiliate entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”). Pursuant to the agreement, we will cede approximately $28 billion of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity statutory reserves to Fortitude Re.

The transaction is structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks, and as coinsurance with funds withheld for the MoneyGuard block, with counterparty protections including a comfort trust established by Fortitude Re subject to investment guidelines to meet our risk management objectives. Fortitude Re is an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana. Under the terms of the reinsurance agreement, we will retain account administration and recordkeeping of the policies including claims management.

This transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2023 with an effective date as of April 1, 2023. This transaction is designed to improve the capital efficiency of our Life Insurance and Annuities business segments.

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis (“MNA”) of the results of operations is intended to help the reader understand the financial condition as of March 31, 2023, compared with December 31, 2022, and the results of operations for the three months ended March 31, 2023, compared with the corresponding period in 2022 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements;” our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”) and other reports filed with the Securities and Exchange Commission (“SEC”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2022 Form 10-K and Note 1 herein for a description of the business.

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

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) designed to improve the capital efficiency of our Life Insurance and Annuities business segments. For more information, see Note 18.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•Weak general economic and business conditions that may affect demand for our products, account balances, investment results, guaranteed benefit liabilities, premium levels and claims experience;

•Adverse global capital and credit market conditions that may affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and the valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition;

•Legislative, regulatory or tax changes that affect the cost of, or demand for, our products, the required amount of reserves and/or surplus, our ability to conduct business or restrictions on the payment of revenue sharing and 12b-1 distribution fees;

•The impact of U.S. federal tax reform legislation on our business, earnings and capital;

•The impact of regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

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

•Rapidly increasing interest rates causing policyholders to surrender life insurance and annuity policies, thereby causing realized investment losses;

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as market risk benefits, of our variable annuity products;

•Ineffectiveness of our risk management policies and procedures;

•A deviation in actual experience regarding future policyholder behavior, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our products and in establishing related insurance reserves, which may reduce future earnings;

•Changes in accounting principles that may affect our consolidated financial statements;

•Lowering of one or more of our financial strength ratings;

•Significant credit, accounting, fraud, corporate governance or other issues that may adversely affect the value of certain financial assets, as well as counterparties to which we are exposed to credit risk, requiring that we realize losses on financial assets;

•Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems, including from cyberattacks or other breaches of our data security systems;

•The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items;

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

The risks and uncertainties included here are not exhaustive.  Our 2022 Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K for a discussion of certain risks relating to our business segments and products.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2022 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on the Consolidated Balance Sheets as deferred acquisition costs (“DAC”) for products we sold during a period or value of business acquired (“VOBA”) for books of business we acquired during a period. DAC and VOBA when amortized increase commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). In addition, we defer costs associated with deferred sales inducements (“DSI”) and revenues associated with deferred front-end loads (“DFEL”). DSI is an asset on the Consolidated Balance Sheets, and when amortized, increases interest credited on the Consolidated Statements of Comprehensive Income (Loss). DFEL is a liability on the Consolidated Balance Sheets, and when amortized, increases fee income on the Consolidated Statements of Comprehensive Income (Loss).

We incur certain costs that can be capitalized in the acquisition of insurance contracts. Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs in the period they are incurred. This determination of deferability must be made on a contract-level basis. Some examples of acquisition costs that are subject to deferral include the following:

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

•Trail commissions; and

•Other general overhead.

Amortization

The amortization of DAC, VOBA, DSI and DFEL, associated with our long-duration insurance contracts and certain investment contracts, is based on assumptions consistent with those used in the development of the underlying contract reserves adjusted for emerging experience and expected trends. The amortization basis results in a constant level amortization pattern for the expected term of the related contracts by each reportable segment. When identifying the amortization basis we consider actuarial assumptions that are inputs to the models for establishing the expected term, including but not limited to, mortality, morbidity, lapse and surrenders. During the third quarter of each year, we conduct our comprehensive review of these actuarial assumptions and update these actuarial assumptions as needed. We may update these actuarial assumptions in other quarters as we become aware of information that warrants updating outside of our annual comprehensive review. Any updates are applied prospectively.

For a discussion of the amortization basis and periods over which we amortize our DAC, VOBA, DSI and DFEL, see “DAC, VOBA, DSI and DFEL” in Note 7.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K and Note 12 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, default risk, basis risk, equity market risk, credit risk and foreign currency exchange risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

For more information on derivatives, see Notes 1 and 6. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

Future Contract Benefits

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

Liability for Future Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period.

Universal Life Insurance Products with Secondary Guarantees

We issue UL-type contracts where we provide a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated based on the application of a benefit ratio (calculated as the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

For additional information on future contract benefits, see Note 11.

Market Risk Benefits

Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or period withdrawal. An MRB can be in either an asset or a liability position. Our MRB assets and MRB liabilities are reported at fair value separately on the Consolidated Balance Sheet.

We issue variable and fixed annuity contracts that may include various types of GLB and GDB riders that we have accounted for as MRBs. For contracts that contain multiple riders that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. We report ceded MRBs associated with these reinsurance agreements in other assets or other liabilities on the Consolidated Balance Sheets.

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in OCI. Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our nonperformance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 12.

We cede a portion of these GLB and GDB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on a modified coinsurance basis. The modified coinsurance arrangement includes a hedging strategy designed to mitigate selected risk to LNBAR. Effective January 1, 2023, the hedge program was revised to continue to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. This hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.

As part of the hedge program, equity market and interest rate conditions are monitored on a daily basis. The hedge positions are rebalanced based upon changes in these factors as needed. While the hedge positions are actively managed, these positions may not completely offset changes in the fair value of the GLB and GDB riders caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. The hedging results do not impact LNL due to the modified coinsurance arrangement with LNBAR, as LNL cedes these derivative results to LNBAR. For additional information on MRBs, see Note 8.

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes UL and VUL and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 15.

For additional information on the liability for policyholder account balances, see Note 10.

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

As of March 31, 2023, we had an approximate $1.7 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategy and concluded that unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. Additionally, as of March 31, 2023, we had a $257 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on income taxes, see Note 17.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(32)	$(12)
Annuities	217	260
Group Protection	71	(46)
Retirement Plan Services	38	54
Other Operations	(52)	(60)
MRB-related impacts, after-tax	(848)	(91)
Investment and reinsurance-related
realized gain (loss), after-tax	(167)	225
GLB rider fees ceded to LNBAR	(185)	(187)
GLB and GDB hedge allowance	162	161
Indexed product net derivative results,
after-tax	(135)	86
Benefit ratio unlocking, after-tax	3	-
Net income (loss)	$(928)	$390

Comparison of the Three Months Ended March 31, 2023 to 2022

Net income decreased due primarily to the following:

•Higher losses pertaining to MRB-related impacts in 2023 compared to 2022, as interest rates decreased during 2023.

•Realized loss in 2023 compared to realized gain in 2022 driven primarily by the following:

•Losses on the mark-to-market on certain instruments due to changes in the fair value of certain derivative investments driven by the impact of equity markets.

•Realized losses on fixed maturity AFS securities within the banking sector.

•Increase in the CECL reserve for mortgage loans on real estate in 2023 compared to a decrease in 2022.

•Increase in the credit loss allowance for fixed maturity AFS securities.

•Unfavorable indexed product derivative results in 2023 compared to favorable results in 2022, driven by the impact of capital markets.

•Higher benefits driven by the run-rate impact from the third quarter 2022 annual assumption review in our Life Insurance segment.

•Lower prepayment and bond make-whole premiums and lower investment income on alternative investments.

•Lower fee income driven by lower average daily variable account balances.

•Higher compensation expenses.

The decrease in net income was partially offset by growth in business in force and improved disability results in our Group Protection segment.

For additional information on realized gain (loss), see Note 16. We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$224	$207
Fee income	764	749
Net investment income	639	658
Amortization of deferred gain (loss) on
business sold through reinsurance	3	3
Other revenues	8	1
Total operating revenues	1,638	1,618
Operating Expenses
Benefits	1,074	976
Interest credited	324	321
Policyholder liability remeasurement
(gain) loss	(13)	61
Commissions and other expenses	300	283
Total operating expenses	1,685	1,641
Income (loss) from operations before taxes	(47)	(23)
Federal income tax expense (benefit)	(15)	(11)
Income (loss) from operations	$(32)	$(12)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2023 to 2022

Loss from operations for this segment increased due primarily to the following:

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by growth in reserves and the run-rate impact from the third quarter 2022 annual assumption review, partially offset by lower mortality claims.

•Higher commissions and other expenses due to higher compensation expenses.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and lower investment income on alternative investments, partially offset by higher average general account balances.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in business in force.

•Higher fee income due to growth in business in force.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $40 to $45 million per quarter as a result of the second quarter 2023 reinsurance agreement. See Note 18 for more information.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022

Form 10-K. For information on the interest rate environment, see “Part II – Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$38	$30
Fee income	495	576
Net investment income	424	340
Amortization of deferred gain on
business sold through reinsurance	5	6
Other revenues (2)	81	93
Total operating revenues	1,043	1,045
Operating Expenses
Benefits (1)	63	51
Interest credited	279	207
Policyholder liability remeasurement
(gain) loss	(1)	1
Commissions and other expenses	474	488
Total operating expenses	815	747
Income (loss) from operations before taxes	228	298
Federal income tax expense (benefit)	11	38
Income (loss) from operations	$217	$260

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.

(2)Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment decreased due primarily to lower fee income driven by lower average daily variable account balances.

The decrease in income from operations was partially offset by the following:

•Lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

•Lower commissions and other expenses driven by lower trail commissions resulting from lower average daily variable account balances, partially offset by higher compensation expenses.

•Higher net investment income, net of interest credited, driven by higher average fixed account balances and impacts to portfolio yields from the current interest rate environment, partially offset by lower prepayment and bond make-whole premiums and lower investment income on alternative investments within our surplus portfolio.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $5 million per quarter as a result of the second quarter 2023 reinsurance agreement. See Note 18 for more information.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three months ended March 31, 2023, and 7% for the corresponding period in 2022.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K. For information on the interest rate environment, see “Part II – Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums	$1,251	$1,169
Net investment income	85	85
Other revenues (1)	52	49
Total operating revenues	1,388	1,303
Operating Expenses
Benefits	1,037	1,060
Interest credited	1	1
Policyholder liability remeasurement
(gain) loss	(100)	(22)
Commissions and other expenses	361	322
Total operating expenses	1,299	1,361
Income (loss) from operations before taxes	89	(58)
Federal income tax expense (benefit)	18	(12)
Income (loss) from operations	$71	$(46)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and persistency.

•Lower benefits, net of policyholder liability remeasurement (gain) loss, driven by lower incidence in our disability and life businesses.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher sales volume and higher compensation expenses.

Additional Information

Our total loss ratio for the three months ended March 31, 2023 and 2022, was 75.0% and 88.9%, respectively.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2022 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2022 Form 10-K. For information on the interest rate environment, see “Part II – Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Fee income	$62	$68
Net investment income	251	235
Other revenues (1)	9	10
Total operating revenues	322	313
Operating Expenses
Interest credited	167	152
Commissions and other expenses	110	99
Total operating expenses	277	251
Income (loss) from operations before taxes	45	62
Federal income tax expense (benefit)	7	8
Income (loss) from operations	$38	$54

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher compensation expenses.

•Lower fee income driven by lower average daily account balances.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by higher average fixed account balances and impacts to portfolio yields from the current interest rate environment, partially offset by lower investment income on prepayment and bond make-whole premiums and alternative investments within our surplus portfolio.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12% and 11% for the three months ended March 31, 2023 and 2022, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 18% as of March 31, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K. For information on the interest rate environment, see “Part II – Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$3	$1
Net investment income	28	34
Other revenues	7	2
Total operating revenues	38	37
Operating Expenses
Benefits	20	15
Interest credited	10	12
Policyholder liability remeasurement
(gain) loss	-	1
Other expenses	2	19
Interest and debt expense	46	29
Spark program expense	24	31
Total operating expenses	102	107
Income (loss) from operations before taxes	(64)	(70)
Federal income tax expense (benefit)	(12)	(10)
Income (loss) from operations	$(52)	$(60)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2023 to 2022

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price decreased during the first quarter of 2023, compared to a less significant decrease during the first quarter of 2022, and a decrease in legal reserves.

•Lower Spark program expense as part of our Spark Initiative.

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the first quarter of 2023, compared to a decrease during the first quarter of 2022.

The decrease in loss from operations was partially offset by the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher benefits attributable to unfavorable experience in our run-off institutional pension business.

Lower net investment income, net of interest credited, related to lower allocated investments driven by an increase in excess capital retained by Other Operations

LIQUIDITY AND CAPITAL RESOURCES

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(476) million and $636 million for the three months ended March 31, 2023 and 2022, respectively. In addition, we received capital contributions from LNC of $5 million and zero during the three months ended March 31, 2023 and 2022, respectively. We paid dividends to LNC of $105 million and $25 million during the three months ended March 31, 2023 and 2022, respectively. We also received dividends from our subsidiaries of $133 million and $106 million during the three months ended March 31, 2023 and 2022, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings, and a reduction in our or LLANY’s surplus will affect our RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2022 Form 10-K.

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to Actuarial Guideline XXXVIII (“AG38”). We employ strategies to reduce the strain caused by AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 12 in 2022 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 3 in 2022 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the guaranteed benefit riders to LNBAR through inter-company reinsurance agreements. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative instruments hedging these reserves.

We also use long-dated LOCs or other capital market solutions to reduce the potential strain caused by temporary mismatches between movements in the statutory reserves and derivative instruments for variable annuity guaranteed benefit riders reinsured to LNBAR. For information on the LOCs, see the credit facilities table in Note 12 in the Form 10-K.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY. On May 2, 2023, we entered into a reinsurance agreement with Fortitude Re designed to improve the capital efficiency of our Life Insurance and Annuities business segments. For more information, see Note 18.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2022 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNL, certain of our subsidiaries and certain affiliates, can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2023, we had a net outstanding receivable (payable) of $379 million from (to) certain subsidiaries and affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.6 billion. As of March 31, 2023, LNL had outstanding borrowings of $3.0 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2023, we had securities pledged under securities lending agreements with a carrying value of $296 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2023, we were in a net collateral payable position of $3.4 billion compared to $3.0 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2022 Form 10-K for information on our financial strength ratings.

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

See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2022 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The MNA included in our 2022 Form 10-K contains a detailed discussion of our quantitative and qualitative disclosures about market risk. Set forth below is a material update to the disclosure contained in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K, which should be read in conjunction with that disclosure.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate and non-market actuarial assumptions. For additional information, see Note 8. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value.

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President (the principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2023, as a result of the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed on March 30, 2023.

Remediation Plan for Previously Reported Material Weakness

Since identifying the material weakness related to management’s review controls over significant reinsurance transactions, management has taken the following steps towards remediating the material weakness:

•The formation of a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;

•The establishment of protocols that are in place and operating, enabling the involvement of external subject matter experts providing support and insights to management from third party firms;

•Formalization of the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and

•Communication across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

Our management has monitored the effectiveness of these and other processes, procedures and controls and these controls have functioned or are functioning now as part of the reinsurance transaction with Fortitude Re described in Note 18 and announced on May 2, 2023. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are on track with our plan to complete our testing procedures and complete remediation of this material weakness prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, the Company implemented internal controls associated with new processes supporting the adoption of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”), which the Company adopted on January 1, 2023, using a modified retrospective method. For additional information, see Note 3. There were no material changes to our internal controls over financial reporting due to the adoption ASU 2018-12.

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”). On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms.

Reference is made to In re: Lincoln National 2017 COI Rate Litigation, previously disclosed in our 2022 Form 10-K. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms.

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Northern District of Indiana, Fort Wayne Division, Case No. 1:23-cv-00171(“Brighton”), is a civil action filed on April 20, 2023. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now The Lincoln National Life Insurance Company (“LNL”)). Plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter. As we have previously disclosed, LNL and LNC reached a provisional class settlement agreement (the “Settlement”) with the plaintiffs in In re Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:16-cv-06605, and in In re Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:17-cv-04150. The policies at issue in Brighton are “Class Policies” under the terms of the Settlement. A motion for preliminary approval of the Settlement was filed with the court on March 24, 2023, and remains pending. If the Settlement is approved by the court, the policies at issue in Brighton will not be “Final Settlement Class Policies” under the terms of the Settlement.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. We are vigorously defending this matter.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 96, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2023

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 15, 2023	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)