Form 10-Q
period 2023-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2023-08-07
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $110,681; 2022 - $110,944; allowance for credit losses: 2023 - $25; 2022 - $21)	$103,119	$99,465
Trading securities	2,895	3,446
Equity securities	403	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $404; 2022 - $487)	18,371	18,211
Policy loans	2,410	2,345
Derivative investments	5,065	3,519
Other investments	4,038	3,577
Total investments	136,301	130,990
Cash and invested cash	2,883	2,499
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,341	12,263
Reinsurance recoverables, net of allowance for credit losses	20,904	21,264
Market risk benefit assets	3,906	2,807
Accrued investment income	1,260	1,234
Goodwill	1,144	1,144
Other assets	20,788	19,926
Separate account assets	153,246	143,536
Total assets	$352,773	$335,663

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$117,156	$113,972
Future contract benefits	37,855	38,302
Market risk benefit liabilities	1,548	2,078
Deferred front-end loads	5,444	5,045
Payables for collateral on investments	6,962	6,638
Short-term debt	273	562
Long-term debt	2,243	2,269
Other liabilities	17,645	14,657
Separate account liabilities	153,246	143,536
Total liabilities	342,372	327,059

Contingencies and Commitments (See Note 14)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,935	12,903
Retained earnings	(730)	1,414
Accumulated other comprehensive income (loss)	(1,804)	(5,713)
Total stockholder’s equity	10,401	8,604
Total liabilities and stockholder’s equity	$352,773	$335,663

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Insurance premiums	$1,551	$1,436	$3,067	$2,842
Fee income	1,307	1,349	2,628	2,743
Net investment income	1,476	1,338	2,885	2,690
Realized gain (loss)	(3,252)	148	(3,646)	508
Amortization of deferred gain (loss) on business sold through reinsurance	8	10	17	20
Other revenues	157	133	313	287
Total revenues	1,247	4,414	5,264	9,090
Expenses
Benefits	1,676	1,922	3,872	4,024
Interest credited	804	706	1,585	1,399
Market risk benefit (gain) loss	(1,238)	716	(168)	830
Policyholder liability remeasurement (gain) loss	(109)	85	(227)	126
Commissions and other expenses	1,281	1,158	2,530	2,370
Interest and debt expense	47	31	93	60
Spark program expense	41	44	64	75
Total expenses	2,502	4,662	7,749	8,884
Income (loss) before taxes	(1,255)	(248)	(2,485)	206
Federal income tax expense (benefit)	(299)	(76)	(601)	(12)
Net income (loss)	(956)	(172)	(1,884)	218
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	2,119	(6,518)	3,896	(13,818)
Market risk benefit non-performance risk gain (loss)	(924)	354	102	374
Policyholder liability discount rate remeasurement gain (loss)	102	667	(88)	1,426
Foreign currency translation adjustment	(1)	-	(1)	-
Funded status of employee benefit plans	-	1	-	-
Total other comprehensive income (loss), net of tax	1,296	(5,496)	3,909	(12,018)
Comprehensive income (loss)	$340	$(5,668)	$2,025	$(11,800)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Common Stock
Balance as of beginning-of-period	$12,922	$11,948	$12,903	$11,950
Capital contribution from Lincoln National Corporation	-	65	5	65
Stock compensation/issued for benefit plans	13	7	27	5
Balance as of end-of-period	12,935	12,020	12,935	12,020

Retained Earnings
Balance as of beginning-of-period	381	4,099	1,414	3,734
Net income (loss)	(956)	(172)	(1,884)	218
Dividends paid to Lincoln National Corporation	(155)	(280)	(260)	(305)
Balance as of end-of-period	(730)	3,647	(730)	3,647

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(3,100)	3,728	(5,713)	10,250
Other comprehensive income (loss), net of tax	1,296	(5,496)	3,909	(12,018)
Balance as of end-of-period	(1,804)	(1,768)	(1,804)	(1,768)
Total stockholder’s equity as of end-of-period	$10,401	$13,899	$10,401	$13,899

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(1,884)	$218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	3,646	(508)
Market risk benefit (gain) loss	(168)	830
Sales and maturities (purchases) of trading securities, net	603	109
Amortization of deferred gain (loss) on business sold through reinsurance	(17)	(20)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	321	248
Accrued investment income	(8)	(40)
Insurance liabilities and reinsurance-related balances	(1,029)	(258)
Accrued expenses	(55)	(344)
Federal income tax accruals	(593)	11
Cash management agreement	(594)	2,427
Other	(120)	110
Net cash provided by (used in) operating activities	102	2,783
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(5,256)	(8,090)
Sales of available-for-sale securities and equity securities	2,405	236
Maturities of available-for-sale securities	2,741	3,165
Purchases of alternative investments	(317)	(300)
Sales and repayments of alternative investments	64	181
Issuance of mortgage loans on real estate	(719)	(1,366)
Repayment and maturities of mortgage loans on real estate	524	1,422
Repayment (issuance) of policy loans, net	(68)	(6)
Net change in collateral on investments, certain derivatives and related settlements	(444)	(2,322)
Other	(158)	(93)
Net cash provided by (used in) investing activities	(1,228)	(7,173)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	5	65
Payment of long-term debt, including current maturities	-	(40)
Issuance (payment) of short-term debt	(288)	(385)
Payment related to sale-leaseback transactions	(58)	(47)
Proceeds from certain financing arrangements	65	53
Payment related to certain financing arrangements	(20)	-
Deposits of fixed account balances	7,516	7,412
Withdrawals of fixed account balances	(5,063)	(3,538)
Transfers from (to) separate accounts, net	(381)	142
Common stock issued for benefit plans	(6)	(21)
Dividends paid to Lincoln National Corporation	(260)	(305)
Net cash provided by (used in) financing activities	1,510	3,336

Net increase (decrease) in cash, invested cash and restricted cash	384	(1,054)
Cash, invested cash and restricted cash as of beginning-of-year	2,499	2,331
Cash, invested cash and restricted cash as of end-of-period	$2,883	$1,277

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. These products primarily include universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, fixed and indexed annuities, variable annuities, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 16.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”), as updated by our Current Report on Form 8-K filed with the SEC on May 23, 2023 (the “May 2023 Form 8-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change, including matters related to or impacted by the COVID-19 pandemic. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill and other intangibles, market risk benefits (“MRBs”), future contract benefits, deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

In the first quarter of 2023, the reinsurance arrangement with Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) for certain variable annuity guaranteed benefit riders was modified from a coinsurance funds withheld arrangement to a modified coinsurance arrangement.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, current and deferred taxes, premiums and fees receivable, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, specifically identifiable intangible assets, operating lease right-of-use (“ROU”) assets, ceded MRB liabilities, finance lease assets and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, ceded MRB assets, pension and other employee benefit liabilities, certain financing arrangements, derivative instrument liabilities, other policyholder liabilities, deferred gain on business sold through reinsurance, long-term operating lease liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, finance lease liabilities and other accrued expenses.

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

Other assets includes deferred losses on business sold through reinsurance attributable to our 2012 and 2014 reinsurance transactions where we ceded closed blocks of UL contracts with secondary guarantees to LNBAR, a wholly-owned subsidiary of LNC. We are recognizing the losses related to these transactions over a period of 30 years.

Other liabilities includes deferred gains on business sold through reinsurance. During 2009, we completed a reinsurance transaction whereby we assumed a closed block of term contracts from First Penn-Pacific Life Insurance Company, a wholly-owned subsidiary of LNC. We are recognizing the gain related to this transaction over a period of 15 years. During 2012, we completed a reinsurance transaction whereby we ceded a closed block of UL contracts with secondary guarantees to LNBAR. We are recognizing the gain related to the transaction over a period of 30 years. During 2013, we completed a reinsurance transaction whereby we ceded a closed block of UL contracts with secondary guarantees to LNBAR. During 2019, we amended the 2013 reinsurance transaction by recapturing the underlying base policy from LNBAR while continuing to cede the associated riders. We are recognizing the gain related to this transaction over the expected life of the underlying business, or 20 years. Effective October 1, 2018, we entered into a reinsurance agreement with Athene Holding Ltd. (“Athene”). We are recognizing the gain related to this transaction over the period in which the majority of account balances is expected to run off, or 20 years. Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”). We are recognizing the gain related to this transaction over the projected life of the policies, or 30 years.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 13.

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

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

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

March 12, 2020 through December 31, 2024

This standard may be elected and applied prospectively. We have elected practical expedients under this guidance to maintain hedge accounting for certain derivatives. This ASU has not had a material impact to our consolidated financial condition and results of operations to date.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023

We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for MRBs for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted FASB ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

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

(1)The amounts as previously reported were derived from Note 1 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,446	$(97)	$1,349
Realized gain (loss)	70	78	148
Total revenues	4,433	(19)	4,414
Benefits	2,051	(129)	1,922
Interest credited	701	5	706
Market risk benefit (gain) loss	-	716	716
Policyholder liability remeasurement (gain) loss	-	85	85
Commissions and other expenses	1,077	81	1,158
Total expenses	3,904	758	4,662
Income (loss) before taxes	529	(777)	(248)
Federal income tax expense (benefit)	86	(162)	(76)
Net income (loss)	443	(615)	(172)
Unrealized investment gain (loss)	(5,447)	(1,071)	(6,518)
Market risk benefit non-performance risk gain (loss)	-	354	354
Policyholder liability discount rate remeasurement gain (loss)	-	667	667
Total other comprehensive income (loss), net of tax	(5,446)	(50)	(5,496)
Comprehensive income (loss)	(5,003)	(665)	(5,668)

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$2,948	$(205)	$2,743
Realized gain (loss)	327	181	508
Total revenues	9,114	(24)	9,090
Benefits	4,250	(226)	4,024
Interest credited	1,392	7	1,399
Market risk benefit (gain) loss	-	830	830
Policyholder liability remeasurement (gain) loss	-	126	126
Commissions and other expenses	2,268	102	2,370
Total expenses	8,045	839	8,884
Income (loss) before taxes	1,069	(863)	206
Federal income tax expense (benefit)	168	(180)	(12)
Net income (loss)	901	(683)	218
Unrealized investment gain (loss)	(10,437)	(3,381)	(13,818)
Market risk benefit non-performance risk gain (loss)	-	374	374
Policyholder liability discount rate remeasurement gain (loss)	-	1,426	1,426
Total other comprehensive income (loss), net of tax	(10,437)	(1,581)	(12,018)
Comprehensive income (loss)	(9,536)	(2,264)	(11,800)

(1)The amounts as previously reported were derived from Note 24 in our 2022 Form 10-K.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholder’s Equity:

	For the Three Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-period	$4,799	$(700)	$4,099
Net income (loss)	443	(615)	(172)
Retained earnings balance as of end-of-period	4,962	(1,315)	3,647
Accumulated other comprehensive income (loss) balance
as of beginning-of-period	1,553	2,175	3,728
Other comprehensive income (loss), net of tax	(5,446)	(50)	(5,496)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(3,893)	2,125	(1,768)
Total stockholder’s equity as of end-of-period	13,089	810	13,899

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$4,366	$(632)	$3,734
Net income (loss)	901	(683)	218
Retained earnings balance as of end-of-period	4,962	(1,315)	3,647
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,544	3,706	10,250
Other comprehensive income (loss), net of tax	(10,437)	(1,581)	(12,018)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(3,893)	2,125	(1,768)
Total stockholder’s equity as of end-of-period	13,089	810	13,899

(1)The amounts as previously reported were derived from Note 24 in our 2022 Form 10-K.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$901	$(683)	$218
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(327)	(181)	(508)
Market risk benefit (gain) loss	-	830	830
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	(10)	258	248
Insurance liabilities and reinsurance-related balances (2)	(198)	(60)	(258)
Accrued expenses	(340)	(4)	(344)
Federal income tax accruals	192	(181)	11
Other (2)	89	21	110

(1)The amounts as previously reported were derived from Note 24 in our 2022 Form 10-K.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,108	$850	$7,216	$13	$81,729
U.S. government bonds	395	5	30	-	370
State and municipal bonds	5,001	214	253	-	4,962
Foreign government bonds	307	15	45	-	277
RMBS	2,089	21	151	6	1,953
CMBS	1,891	1	208	-	1,684
ABS	12,539	40	786	5	11,788
Hybrid and redeemable preferred securities	351	26	20	1	356
Total fixed maturity AFS securities	$110,681	$1,172	$8,709	$25	$103,119

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,950	$763	$10,538	$9	$79,166
U.S. government bonds	377	5	31	-	351
State and municipal bonds	5,198	170	483	-	4,885
Foreign government bonds	339	17	45	-	311
RMBS	2,025	21	203	7	1,836
CMBS	1,908	3	244	-	1,667
ABS	11,791	37	925	4	10,899
Hybrid and redeemable preferred securities	356	25	30	1	350
Total fixed maturity AFS securities	$110,944	$1,041	$12,499	$21	$99,465

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,523	$3,481
Due after one year through five years	18,371	17,485
Due after five years through ten years	18,548	17,136
Due after ten years	53,720	49,592
Subtotal	94,162	87,694
Structured securities (RMBS, CMBS, ABS)	16,519	15,425
Total fixed maturity AFS securities	$110,681	$103,119

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$21,580	$694	$43,435	$6,522	$65,015	$7,216
U.S. government bonds	114	8	142	22	256	30
State and municipal bonds	558	9	1,520	244	2,078	253
Foreign government bonds	69	3	118	42	187	45
RMBS	762	25	915	126	1,677	151
CMBS	408	15	1,222	193	1,630	208
ABS	3,182	115	7,446	671	10,628	786
Hybrid and redeemable
preferred securities	56	4	124	16	180	20
Total fixed maturity AFS securities	$26,729	$873	$54,922	$7,836	$81,651	$8,709

Total number of fixed maturity AFS securities in an unrealized loss position						8,279

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$57,656	$8,684	$6,867	$1,854	$64,523	$10,538
U.S. government bonds	236	25	27	6	263	31
State and municipal bonds	1,850	414	227	69	2,077	483
Foreign government bonds	122	18	58	27	180	45
RMBS	1,337	160	191	43	1,528	203
CMBS	1,224	156	312	88	1,536	244
ABS	6,712	551	3,325	374	10,037	925
Hybrid and redeemable
preferred securities	61	5	98	25	159	30
Total fixed maturity AFS securities	$69,198	$10,013	$11,105	$2,486	$80,303	$12,499

Total number of fixed maturity AFS securities in an unrealized loss position						8,106

(1)As of June 30, 2023, and December 31, 2022, we recognized $10 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$4,561	$1,294	665
Six months or greater, but less than nine months	208	80	28
Nine months or greater, but less than twelve months	4,152	1,494	661
Twelve months or greater	4,587	2,223	656
Total	$13,508	$5,091	2,010

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$10,895	$3,514	1,489
Six months or greater, but less than nine months	4,256	2,150	640
Nine months or greater, but less than twelve months	362	243	73
Twelve months or greater	2	-	15
Total	$15,515	$5,907	2,217

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $3.8 billion for the six months ended June 30, 2023, due in part to the impairment on certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance transaction. We do not believe the unrealized loss position as of June 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities. For additional information related to the intent to sell impairments, see “Impairments on Fixed Maturity AFS Securities” below.

As of June 30, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and $3.5 billion, respectively, and a fair value of $2.9 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$26	$6	$5	$37
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	2	-	-	2
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	1	(2)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$13	$6	$6	$25

Of course
	For the Six
	Months Ended
	June 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$5	$21
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	20	-	-	20
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	(1)	1	(3)
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$13	$6	$6	$25

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of June 30, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,932	$1,471	$18,403	$16,913	$1,315	$18,228
30 to 59 days past due	-	20	20	19	23	42
60 to 89 days past due	-	4	4	-	6	6
90 or more days past due	-	45	45	-	33	33
Allowance for credit losses	(81)	(23)	(104)	(83)	(15)	(98)
Unamortized premium (discount)	(8)	39	31	(9)	36	27
Mark-to-market gains (losses) (1)	(27)	(1)	(28)	(27)	-	(27)
Total carrying value	$16,816	$1,555	$18,371	$16,813	$1,398	$18,211

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% of commercial mortgage loans on real estate as of June 30, 2023, and December 31, 2022, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of June 30, 2023, and December 31, 2022.

As of June 30, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 15% and 13% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of June 30, 2023, and December 31, 2022, we had 90 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of June 30, 2023, and December 31, 2022, we had 67 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $28 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings. Losses from loan modifications for the three and six months ended June 30, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2023, and December 31, 2022, there were two specifically identified impaired commercial mortgage loans, with an aggregate carrying value of less than $1 million.

As of June 30, 2023, and December 31, 2022, there were 64 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $29 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$24	$15	$21	$18
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	47	-	34
Total	$-	$47	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$427	1.80	$32	1.45	$-	-	$459
2022	1,769	2.07	91	2.05	1	1.13	1,861
2021	2,326	3.06	67	1.51	-	-	2,393
2020	1,243	2.90	12	1.55	-	-	1,255
2019	2,550	2.21	87	1.50	18	1.43	2,655
2018 and prior	7,895	2.39	244	1.67	162	1.57	8,301
Total	$16,210		$533		$181		$16,924

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,335	3.05	72	1.53	-	-	2,407
2020	1,280	2.99	17	1.58	-	-	1,297
2019	2,643	2.17	81	1.50	29	1.58	2,753
2018	2,222	2.17	67	1.62	-	-	2,289
2017 and prior	6,170	2.44	131	1.75	-	-	6,301
Total	$16,419		$473		$31		$16,923

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$185	$-	$185
2022	602	14	616
2021	496	10	506
2020	87	1	88
2019	105	19	124
2018 and prior	57	3	60
Total	$1,532	$47	$1,579

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$83	$20	$103
Additions (reductions) from provision for credit loss expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$81	$23	$104

	For the Six
	Months Ended
	June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss expense (1)	(2)	8	6
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$81	$23	$104

	For the Three
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$59	$18	$77
Additions (reductions) from provision for credit loss expense (1)	13	(9)	4
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Six
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	(6)	(8)	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

(1)We recognized $(2) million and less than $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2023 and 2022, respectively. We recognized $(1) million and less than $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the six months ended June 30, 2023 and 2022, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $53 million and $49 million as of June 30, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2023, and December 31, 2022, alternative investments included investments in 329 and 328 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(2,748)	$-	$(2,748)	$-
State and municipal bonds	(151)	-	(151)	-
RMBS	(55)	-	(55)	-
CMBS	(52)	-	(52)	-
ABS	(53)	-	(53)	-
Hybrid and redeemable preferred securities	(3)	-	(3)	-
Total intent to sell impairments	$(3,062)	$-	$(3,062)	$-

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$(3)	$(16)	$(2)
RMBS	-	(1)	1	(2)
ABS	-	-	-	(1)
Total credit loss benefit (expense)	$1	$(4)	$(15)	$(5)

(1)Represents impairment of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $477 million pre-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,522	$4,522	$3,210	$3,210
Securities pledged under securities lending agreements (2)	290	282	298	287
Investments pledged for FHLBI (3)	2,150	2,725	3,130	3,925
Total payables for collateral on investments	$6,962	$7,529	$6,638	$7,422

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

(3)Our pledged investments for FHLB of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2023	2022
Collateral payable for derivative investments	$1,312	$(2,269)
Securities pledged under securities lending agreements	(8)	58
Investments pledged for FHLBI	(980)	800
Total increase (decrease) in payables for collateral on investments	$324	$(1,411)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$285	$-	$-	$-	$285
Equity securities	5	-	-	-	5
Total gross secured borrowings	$290	$-	$-	$-	$290

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2023, our investment commitments were $2.5 billion, which included $1.9 billion of LPs, $412 million of private placement securities and $226 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and White Chapel V LLC with a fair value of $1.0 billion, or 1% of total investments. As of December 31, 2022, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the Federal National Mortgage Association with a fair value of $1.0 billion and $702 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $20.0 billion and $19.2 billion, respectively, or 15% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.1 billion and $14.3 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.2 billion and $3.0 billion as of June 30, 2023, and December 31, 2022, respectively.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$877	$2	$125	$1,377	$4	$232
Foreign currency contracts (1)	4,548	601	36	4,383	643	18
Total cash flow hedges	5,425	603	161	5,760	647	250
Fair value hedges:
Interest rate contracts (1)	484	2	42	524	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	85,019	638	925	105,977	709	935
Foreign currency contracts (1)	357	19	2	395	27	2
Equity market contracts (1)	234,998	8,671	4,152	142,653	5,135	2,035
Commodity contracts (1)	27	14	15	13	14	3
Credit contracts (1)	52	-	-	-	-	-
LPR ceded derivative (2)	-	202	-	-	212	-
Embedded derivatives:
Reinsurance-related (3)	-	690	-	-	681	-
Indexed annuity and IUL contracts (3) (4)	-	603	7,510	-	525	4,783
Total derivative instruments	$326,362	$11,442	$12,807	$255,322	$7,952	$8,052

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

(4)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2023
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$19,186	$21,463	$21,929	$20,802	$3,000	$86,380
Foreign currency contracts (2)	222	918	1,632	2,091	42	4,905
Equity market contracts	155,638	61,524	7,241	9	10,586	234,998
Commodity contracts	27	-	-	-	-	27
Credit contracts	-	52	-	-	-	52
Total derivative instruments
with notional amounts	$175,073	$83,957	$30,802	$22,902	$13,628	$326,362

(1)As of June 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of June 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$536	$587	$41	$44

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	124	(307)
Foreign currency contracts	80	19
Change in foreign currency exchange rate adjustment	(110)	373
Income tax benefit (expense)	(20)	(18)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Foreign currency contracts (1)	27	30
Foreign currency contracts (2)	3	4
Income tax benefit (expense)	(6)	(7)
Balance as of end-of-period	$351	$297

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2023			2022
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(3,252)	$1,476	$1,676	$148	$1,338	$1,922

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(19)	-	-	(58)	-
Derivatives designated as
hedging instruments	-	19	-	-	58	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	-	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	13	-	1	17	-

Non-Qualifying Hedges
Interest rate contracts	(319)	-	-	(625)	-	-
Foreign currency contracts	-	-	-	2	-	-
Equity market contracts	809	-	-	(1,588)	-	-
Commodity contracts	-	-	-	9	-	-
Credit contracts	(1)	-	-	-	-	-
LPR ceded derivative	-	-	(3)	-	-	51
Embedded derivatives:
Reinsurance-related	76	-	-	432	-	-
Indexed annuity and IUL
contracts	(1,554)	-	-	2,177	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2023			2022
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(3,646)	$2,885	$3,871	$508	$2,690	$4,024

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(3)	-	-	(121)	-
Derivatives designated as						-
hedging instruments	-	3	-	-	121
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	3	27	-	4	30	-

Non-Qualifying Hedges
Interest rate contracts	12	-	-	(1,446)	-	-
Foreign currency contracts	(2)	-	-	3	-	-
Equity market contracts	750	-	-	(1,912)	-	-
Commodity contracts	11	-	-	9	-	-
Credit contracts	(2)	-	-	-	-	-
LPR ceded derivative	-	-	10	-	-	103
Embedded derivatives:
Reinsurance-related	9	-	-	979	-	-
Indexed annuity and IUL
contracts	(2,266)	-	-	2,683	-	-

As of June 30, 2023, $50 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$980	$(12)	$383	$(6)
A+	3,460	(258)	1,718	(151)
A	66	(41)	1,099	-
	$4,506	$(311)	$3,200	$(157)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$8,875	$1,293	$10,168
Gross amounts offset	(3,810)	-	(3,810)
Net amount of assets	5,065	1,293	6,358
Gross amounts not offset:
Cash collateral	(4,506)	-	(4,506)
Non-cash collateral (1)	(559)	-	(559)
Net amount	$-	$1,293	$1,293

Financial Liabilities
Gross amount of recognized liabilities	$1,486	$7,510	$8,996
Gross amounts offset	(1,071)	-	(1,071)
Net amount of liabilities	415	7,510	7,925
Gross amounts not offset:
Cash collateral	(311)	-	(311)
Non-cash collateral (2)	(59)	-	(59)
Net amount	$45	$7,510	$7,555

(1)Excludes excess non-cash collateral received of $946 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)There was no excess non-cash collateral pledged as of June 30, 2023.

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

(2)There was no excess non-cash collateral pledged as of December 31, 2022.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
DAC, VOBA and DSI
Traditional Life	$1,366	$1,336
UL and Other	6,074	6,002
Variable Annuities	4,030	4,047
Fixed Annuities	465	479
Group Protection	145	141
Retirement Plan Services	261	258
Total DAC, VOBA and DSI	$12,341	$12,263

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
DFEL
UL and Other	$5,139	$4,735
Variable Annuities	305	310
Total DFEL	$5,444	$5,045

The following tables summarize the changes in DAC (in millions):

	For the Six Months Ended June 30, 2023
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,286	$5,518	$3,880	$439	$141	$241
Deferrals	105	239	176	23	53	10
Amortization	(71)	(144)	(187)	(34)	(49)	(9)
Balance as of end-of-period	$1,320	$5,613	$3,869	$428	$145	$242

	For the Year Ended December 31, 2022
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,146	$5,269	$3,860	$448	$140	$239
Deferrals	266	537	390	60	98	21
Amortization	(126)	(288)	(370)	(69)	(97)	(19)
Balance as of end-of-year	$1,286	$5,518	$3,880	$439	$141	$241

DAC amortization expense of $248 million and $494 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $242 million and $483 million for the corresponding periods in 2022.

The following tables summarize the changes in VOBA (in millions):

	For the Six Months Ended June 30, 2023
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$50	$454	$17
Deferrals	-	1	-
Amortization	(4)	(23)	(1)
Balance as of end-of-period	$46	$432	$16

	For the Year Ended December 31, 2022
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$59	$499	$20
Deferrals	-	2	-
Amortization	(9)	(47)	(3)
Balance as of end-of-year	$50	$454	$17

VOBA amortization expense of $14 million and $28 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $15 million and $30 million for the corresponding periods in 2022. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):

	For the Six Months Ended June 30, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$30	$167	$23	$17
Deferrals	-	2	-	2
Amortization	(1)	(8)	(2)	-
Balance as of end-of-period	$29	$161	$21	$19

	For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$31	$181	$27	$14
Deferrals	1	2	-	4
Amortization	(2)	(16)	(4)	(1)
Balance as of end-of-year	$30	$167	$23	$17

DSI amortization expense of $5 million and $11 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $6 million and $12 million for the corresponding periods in 2022.

The following tables summarize the changes in DFEL (in millions):

	For the Six Months Ended		For the Year Ended
	June 30, 2023		December 31, 2022
	UL and	Variable	UL and	Variable
	Other	Annuities	Other	Annuities

Balance as of beginning-of-year	$4,735	$310	$3,902	$318
Deferrals	529	10	1,060	22
Amortization	(125)	(15)	(227)	(30)
Balance as of end-of-period	$5,139	$305	$4,735	$310

DFEL amortization of $71 million and $140 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $63 million and $128 million for the corresponding periods in 2022.

8. Reinsurance

On May 2, 2023, LNL and its affiliate entered into a reinsurance agreement with Fortitude Re. Pursuant to the agreement, we will cede approximately $28 billion of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity statutory reserves to Fortitude Re.

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

This transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow.

9. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,756	$1,460	$(2,296)	$2,666	$2,004	$(662)
Fixed Annuities	116	82	(34)	117	72	(45)
Retirement Plan Services	34	6	(28)	24	2	(22)
Total MRBs	$3,906	$1,548	$(2,358)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended			As of or For the Year Ended
	June 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	3	-	-	12	-	(3)
Attributed fees collected	755	17	3	1,571	32	6
Benefit payments	(35)	-	-	(63)	-	-
Effect of changes in interest rates	215	3	10	(9,346)	(232)	(55)
Effect of changes in equity markets	(2,205)	(6)	(9)	4,293	12	18
Effect of changes in equity index volatility	(372)	2	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	120	2	-	661	10	3
Effect of changes in future expected
policyholder behavior	-	-	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	-	-	-	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	(8)	13	(19)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(2,288)	(47)	(9)	(2,173)	(40)	(2)
Balance as of end-of-period	(2,296)	(34)	(28)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(1,035)	-	(4)	294	-	-
Balance as of end-of-period, net of reinsurance	$(1,261)	$(34)	$(24)	$(956)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	4,783	213	6	7,974	171	15

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

See “MRBs” in Note 1 and Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

10. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	June 30,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$152,584	$142,892
Exchange-traded funds	364	258
Fixed maturity AFS securities	169	169
Cash and invested cash	3	98
Other investments	126	119
Total	$153,246	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
UL and Other	$23,409	$20,920
Variable Annuities	110,998	105,573
Retirement Plan Services	18,789	16,996
Other Operations (1)	50	47
Total separate account liabilities	$153,246	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($45 million and $42 million as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended			As of or For the Year Ended
	June 30, 2023			December 31, 2022
			Retirement			Retirement
	UL and	Variable	Plan	UL and	Variable	Plan
	Other	Annuities	Services	Other	Annuities	Services
Balance as of beginning-of-year	$20,920	$105,573	$16,996	$24,785	$136,665	$21,068
Gross deposits	821	1,367	1,078	1,900	3,371	2,378
Withdrawals	(154)	(4,915)	(1,123)	(454)	(9,238)	(2,378)
Policyholder assessments	(476)	(1,251)	(79)	(938)	(2,603)	(164)
Change in market performance	2,374	9,950	1,953	(4,371)	(23,194)	(3,710)
Net transfers from (to) general account	(76)	274	(36)	(2)	572	(198)
Balance as of end-of-period	$23,409	$110,998	$18,789	$20,920	$105,573	$16,996

Cash surrender value	$21,080	$109,501	$18,774	$18,666	$103,987	$16,982

11. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
UL and Other	$37,042	$37,258
Variable Annuities	26,257	22,184
Fixed Annuities	23,786	23,338
Retirement Plan Services	24,430	25,138
Other (1)	5,641	6,054
Total policyholder account balances	$117,156	$113,972

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.2 billion and $5.7 billion as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,258	$22,184	$23,338	$25,138
Gross deposits	1,826	2,437	1,919	1,317
Withdrawals	(705)	(328)	(1,920)	(2,094)
Policyholder assessments	(2,224)	(1)	(28)	(7)
Net transfers from (to) separate account	76	(198)	-	(259)
Interest credited	735	240	312	335
Change in fair value of embedded derivative
instruments	76	1,923	165	-
Balance as of end-of-period	$37,042	$26,257	$23,786	$24,430

Weighted-average crediting rate	4.0%	2.0%	2.6%	2.7%
Net amount at risk (1)(2)	$301,018	$4,783	$213	$6
Cash surrender value	32,822	25,146	22,889	24,425

	As of or For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,719	$19,148	$22,522	$23,579
Gross deposits	3,905	5,178	3,284	4,012
Withdrawals	(1,215)	(417)	(2,511)	(3,579)
Policyholder assessments	(4,446)	(2)	(51)	(13)
Net transfers from (to) separate account	2	(492)	-	510
Interest credited	1,476	287	532	629
Change in fair value of embedded derivative
instruments	(183)	(1,518)	(438)	-
Balance as of end-of-year	$37,258	$22,184	$23,338	$25,138

Weighted-average crediting rate	3.9%	1.4%	2.4%	2.6%
Net amount at risk (1)(2)	$302,481	$7,974	$171	$15
Cash surrender value	33,130	21,147	22,502	25,133

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2023
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$302	$-	$206	$46	$505	$1,059
1.01% - 2.00%	557	-	6	-	3,142	3,705
2.01% - 3.00%	7,217	10	139	-	-	7,366
3.01% - 4.00%	15,269	-	1	-	-	15,270
4.01% and above	3,807	-	-	-	-	3,807
Other (1)	-	-	-	-	-	5,835
Total	$27,152	$10	$352	$46	$3,647	$37,042

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	-	8	12
2.01% - 3.00%	619	-	-	-	-	619
3.01% - 4.00%	1,470	-	-	-	-	1,470
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	24,146
Total	$2,103	$-	$-	$-	$8	$26,257

Fixed Annuities
Up to 1.00%	$756	$414	$515	$467	$2,296	$4,448
1.01% - 2.00%	577	133	194	498	1,083	2,485
2.01% - 3.00%	1,746	3	6	-	-	1,755
3.01% - 4.00%	1,171	-	-	-	-	1,171
4.01% and above	184	-	-	-	-	184
Other (1)	-	-	-	-	-	13,743
Total	$4,434	$550	$715	$965	$3,379	$23,786

Retirement Plan Services
Up to 1.00%	$601	$746	$3,092	$2,693	$2,422	$9,554
1.01% - 2.00%	637	2,880	1,184	531	-	5,232
2.01% - 3.00%	2,647	1	-	-	-	2,648
3.01% - 4.00%	5,349	1	-	-	-	5,350
4.01% and above	1,646	-	-	-	-	1,646
Total	$10,880	$3,628	$4,276	$3,224	$2,422	$24,430

	As of December 31, 2022
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	15,858	-	1	-	-	15,859
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,528
Total	$27,776	$156	$195	$29	$3,574	$37,258

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	-	-	1,979
3.01% - 4.00%	1,326	-	-	-	-	1,326
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,555
Total	$4,927	$646	$769	$1,055	$2,386	$23,338

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

12. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
Traditional Life (1)	$3,372	$3,190
Payout Annuities (1)	2,047	2,003
Group Protection (2)	5,493	5,462
UL and Other (3)	14,126	14,777
Other Operations (4)	9,578	9,651
Other (5)	3,239	3,219
Total future contract benefits	$37,855	$38,302

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.4 billion as of June 30, 2023, and December 31, 2022, respectively) and Swiss Re ($2.1 billion and $2.2 billion as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Six Months Ended		Year Ended
	June 30, 2023		December 31, 2022
	Traditional	Payout	Traditional	Payout
	Life	Annuities	Life	Annuities
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$5,896	$-	$6,610	$-
Less: Effect of cumulative changes in discount
rate assumptions	(584)	-	843	-
Beginning balance at original discount rate	6,480	-	5,767	-
Effect of changes in cash flow assumptions	-	-	(382)	-
Effect of actual variances from expected
experience	(257)	-	(21)	-
Adjusted balance as of beginning-of-year	6,223	-	5,364	-
Issuances	330	-	1,655	-
Interest accrual	116	-	209	-
Net premiums collected	(395)	-	(742)	-
Flooring impact of LFPB	3	-	(6)	-
Ending balance at original discount rate	6,277	-	6,480	-
Effect of cumulative changes in discount
rate assumptions	(329)	-	(584)	-
Balance as of end-of-period	$5,948	$-	$5,896	$-

Present Value of Expected LFPB
Balance as of beginning-of-year	$9,086	$2,003	$10,353	$2,511
Less: Effect of cumulative changes in discount
rate assumptions	(793)	(263)	1,460	266
Beginning balance at original discount rate (1)	9,879	2,266	8,893	2,245
Effect of changes in cash flow assumptions	-	-	(321)	-
Effect of actual variances from expected
experience	(280)	(2)	(5)	3
Adjusted balance as of beginning-of-year	9,599	2,264	8,567	2,248
Issuances	330	69	1,655	122
Interest accrual	179	43	326	84
Benefit payments	(309)	(93)	(669)	(188)
Ending balance at original discount rate (1)	9,799	2,283	9,879	2,266
Effect of cumulative changes in discount
rate assumptions	(479)	(236)	(793)	(263)
Balance as of end-of-period	$9,320	$2,047	$9,086	$2,003

Net balance as of end-of-period	$3,372	$2,047	$3,190	$2,003
Less: reinsurance recoverables	263	10	270	10
Net balance as of end-of-period, net of reinsurance	$3,109	$2,037	$2,920	$1,993

Weighted-average duration of future policyholder
benefit liability (years)	10	9	11	9

(1)Includes DPL within Payout Annuities of $53 million, $38 million and $22 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

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

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Traditional Life
Expected future gross premiums	$13,309	$9,050	$13,166	$8,887
Expected future benefit payments	13,280	9,320	13,026	9,086
Payout Annuities
Expected future gross premiums	-	-	-	-
Expected future benefit payments	3,500	2,047	3,471	2,003

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Traditional Life
Gross premiums	$297	$283	$592	$556
Interest accretion	32	29	63	57
Payout Annuities
Gross premiums	44	21	71	43
Interest accretion	21	21	43	42

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	5.1%	5.1%
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.2%	5.3%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Six	As of or For
	Months	the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	-	15
Effect of actual variances from expected
experience	(220)	(117)
Adjusted beginning-of-year balance	5,839	5,572
New incidence	882	1,777
Interest	83	141
Benefit payments	(734)	(1,431)
Ending balance at original discount rate	6,070	6,059
Effect of cumulative changes in discount
rate assumptions	(577)	(597)
Balance as of end-of-period	5,493	5,462
Less: reinsurance recoverables	121	127
Balance as of end-of-period, net of reinsurance	$5,372	$5,335

Weighted-average duration of liability for future
claims (years)	4	4

For the six months ended June 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

For the year ended December 31, 2022, we had an unfavorable impact from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,111	$6,070	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Group Protection
Gross premiums	$885	$841	$1,770	$1,671
Interest accretion	41	36	83	78

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Group Protection
Interest accretion rate	2.9%	2.8%
Current discount rate	5.1%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Six	As of or For
	Months	the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,777	$12,513
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,682	11,400
Effect of changes in cash flow assumptions	-	3,108
Effect of actual variances from expected
experience	6	195
Adjusted beginning-of-year balance	15,688	14,703
Issuances	-	7
Interest accrual	377	626
Net assessments collected	190	974
Benefit payments	(360)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	15,895	15,682
Effect of cumulative changes in shadow
balance in AOCI	(1,769)	(905)
Balance as of end-of-period	14,126	14,777
Less: reinsurance recoverables	2,041	1,975
Balance as of end-of-period, net of reinsurance	$12,085	$12,802

Weighted-average duration of additional liabilities
for other insurance benefits (years)	18	17

For the six months ended June 30, 2023, we did not have any significantly different actual experience compared to expected.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
UL and Other
Gross assessments		$542		$680		$1,457		$1,407
Interest accretion		190		137		377		270

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
UL and Other
Interest accretion rate	4.9%	5.0%

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$103,119	$103,119	$99,465	$99,465
Trading securities	2,895	2,895	3,446	3,446
Equity securities	403	403	427	427
Mortgage loans on real estate	18,371	16,734	18,211	16,477
Derivative investments	5,065	5,065	3,519	3,519
Other investments	4,035	4,035	3,577	3,577
Cash and invested cash	2,883	2,883	2,499	2,499
MRB assets	3,906	3,906	2,807	2,807
Other assets:
Ceded MRBs	401	401	540	540
Reinsurance-related embedded derivatives	690	690	681	681
Indexed annuity ceded embedded derivatives	603	603	525	525
LPR ceded derivative	202	202	212	212
Separate account assets	153,246	153,246	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(43,430)	(32,084)	(43,550)	(34,251)
Indexed annuity and IUL contracts embedded derivatives	(7,510)	(7,510)	(4,783)	(4,783)
MRB liabilities	(1,548)	(1,548)	(2,078)	(2,078)
Short-term debt	(273)	(273)	(562)	(562)
Long-term debt	(2,243)	(2,099)	(2,269)	(2,166)
Other liabilities:
Ceded MRBs	(1,440)	(1,440)	(246)	(246)
Derivative liabilities	(415)	(415)	(254)	(254)
Remaining guaranteed interest and similar contracts	(482)	(482)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Fair value	$404	$487
Aggregate contractual principal	432	514

As of June 30, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$75,552	$6,177	$81,729
U.S. government bonds	348	22	-	370
State and municipal bonds	-	4,926	36	4,962
Foreign government bonds	-	277	-	277
RMBS	-	1,947	6	1,953
CMBS	-	1,684	-	1,684
ABS	-	10,580	1,208	11,788
Hybrid and redeemable preferred securities	44	252	60	356
Trading securities	-	2,544	351	2,895
Equity securities	1	277	125	403
Mortgage loans on real estate	-	-	404	404
Derivative investments (1)	-	9,356	591	9,947
Other investments – short-term investments	-	95	-	95
Cash and invested cash	-	2,883	-	2,883
MRB assets	-	-	3,906	3,906
Other assets:
Ceded MRBs	-	-	401	401
Reinsurance-related embedded derivatives	-	690	-	690
Indexed annuity ceded embedded derivatives	-	-	603	603
LPR ceded derivative	-	-	202	202
Separate account assets	417	152,829	-	153,246
Total assets	$810	$263,914	$14,070	$278,794

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(7,510)	$(7,510)
MRB liabilities	-	-	(1,548)	(1,548)
Other liabilities:
Ceded MRBs	-	-	(1,440)	(1,440)
Derivative liabilities (1)	-	(4,737)	(560)	(5,297)
Total liabilities	$-	$(4,737)	$(11,058)	$(15,795)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 9.

	For the Three Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,219	$(12)	$3	$(57)	$24	$6,177
State and municipal bonds	36	(2)	3	(1)	-	36
RMBS	1	-	-	5	-	6
CMBS	-	-	-	(4)	4	-
ABS	1,100	-	(6)	152	(38)	1,208
Hybrid and redeemable preferred
securities	59	-	(3)	-	4	60
Trading securities	458	(2)	-	(105)	-	351
Equity securities	137	(13)	-	1	-	125
Mortgage loans on real estate	490	(4)	2	(84)	-	404
Derivative investments	1	(1)	-	-	31	31
Other assets:
Ceded MRBs (3)	699	(298)	-	-	-	401
Indexed annuity ceded embedded
derivatives (4)	565	4	-	34	-	603
LPR ceded derivative (5)	199	3	-	-	-	202
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(5,796)	(1,558)	-	(156)	-	(7,510)
Other liabilities – ceded MRBs (3)	(909)	(531)	-	-	-	(1,440)
Total, net	$3,259	$(2,414)	$(1)	$(215)	$25	$654

	For the Three Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,948	$-	$(651)	$254	$(20)	$8,531
Foreign government bonds	40	-	(3)	-	-	37
RMBS	13	-	-	-	(12)	1
CMBS	17	-	-	-	(17)	-
ABS	988	-	(33)	266	(68)	1,153
Hybrid and redeemable preferred
securities	94	-	5	-	-	99
Trading securities	797	(29)	-	(148)	-	620
Equity securities	98	15	-	32	-	145
Mortgage loans on real estate	537	(12)	(5)	8	-	528
Derivative investments	3	-	-	-	-	3
Other assets:
Ceded MRBs (3)	2,570	(233)	-	-	-	2,337
Indexed annuity ceded embedded
derivatives (4)	493	(113)	-	60	-	440
LPR ceded derivative (5)	266	(51)	-	-	-	215
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(5,574)	2,290	-	(82)	-	(3,366)
Other liabilities – ceded MRBs (3)	(51)	(64)	-	-	-	(115)
Total, net	$9,239	$1,803	$(687)	$390	$(117)	$10,628

	For the Six Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$(12)	$15	$949	$39	$6,177
State and municipal bonds	35	(2)	4	(1)	-	36
RMBS	1	-	-	5	-	6
CMBS	-	-	-	(4)	4	-
ABS	1,117	-	2	320	(231)	1,208
Hybrid and redeemable preferred
securities	49	-	(3)	(2)	16	60
Trading securities	581	2	-	(232)	-	351
Equity securities	153	(29)	-	1	-	125
Mortgage loans on real estate	487	(2)	5	(86)	-	404
Derivative investments	2	(2)	-	-	31	31
Other assets:
Ceded MRBs (3)	540	(139)	-	-	-	401
Indexed annuity ceded embedded
derivatives (4)	525	11	-	67	-	603
LPR ceded derivative (5)	212	(10)	-	-	-	202
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(2,277)	-	(450)	-	(7,510)
Other liabilities – ceded MRBs (3)	(246)	(1,194)	-	-	-	(1,440)
Total, net	$3,859	$(3,654)	$23	$567	$(141)	$654

	For the Six Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(1,002)	$617	$114	$8,531
Foreign government bonds	41	-	(4)	-	-	37
RMBS	3	-	-	12	(14)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(60)	453	(110)	1,153
Hybrid and redeemable preferred
securities	90	-	9	-	-	99
Trading securities	828	(58)	-	(146)	(4)	620
Equity securities	91	30	-	24	-	145
Mortgage loans on real estate	739	(15)	(6)	(190)	-	528
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
Ceded MRBs (3)	4,113	(1,776)	-	-	-	2,337
Indexed annuity ceded embedded
derivatives (4)	528	(166)	-	78	-	440
LPR ceded derivative (5)	318	(103)	-	-	-	215
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	2,849	-	(84)	-	(3,366)
Other liabilities – ceded MRBs (3)	(17)	(98)	-	-	-	(115)
Total, net	$10,295	$667	$(1,069)	$781	$(46)	$10,628

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$253	$(62)	$(26)	$(211)	$(11)	$(57)
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	216	-	-	(64)	-	152
Trading securities	-	(102)	-	(3)	-	(105)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	3	-	-	(87)	-	(84)
Other assets – indexed annuity ceded
embedded derivatives	34	-	-	-	-	34
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(316)	-	-	160	-	(156)
Total, net	$196	$(165)	$(26)	$(209)	$(11)	$(215)

	For the Three Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$443	$(74)	$(4)	$(85)	$(26)	$254
ABS	305	-	-	(39)	-	266
Trading securities	92	(88)	-	(152)	-	(148)
Equity securities	32	-	-	-	-	32
Mortgage loans on real estate	9	-	-	(1)	-	8
Other assets – indexed annuity ceded
embedded derivatives	20	-	-	40	-	60
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(100)	-	-	18	-	(82)
Total, net	$801	$(162)	$(4)	$(219)	$(26)	$390

	For the Six Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,390	$(117)	$(34)	$(279)	$(11)	$949
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	457	(2)	-	(135)	-	320
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(155)	-	(77)	-	(232)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	4	-	-	(90)	-	(86)
Other assets – indexed annuity ceded
embedded derivatives	84	-	-	(17)	-	67
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(615)	-	-	165	-	(450)
Total, net	$1,326	$(275)	$(34)	$(437)	$(13)	$567

	For the Six Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$898	$(98)	$(24)	$(128)	$(31)	$617
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	555	-	-	(95)	(7)	453
Trading securities	271	(220)	-	(197)	-	(146)
Equity securities	32	(8)	-	-	-	24
Mortgage loans on real estate	12	-	-	(202)	-	(190)
Other assets – indexed annuity ceded
embedded derivatives	38	-	-	40	-	78
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(228)	-	-	144	-	(84)
Total, net	$1,607	$(326)	$(24)	$(438)	$(38)	$781

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Trading securities (1)	$(5)	$(28)	$1	$(58)
Equity securities (1)	(13)	14	(29)	32
Mortgage loans on real estate (1)	(5)	(12)	(3)	(15)
Derivative investments (1)	-	1	(2)	3
MRBs (2)	1,222	(731)	133	(852)
Other assets – LPR ceded derivative (3)	3	(51)	(10)	(103)
Embedded derivatives – indexed annuity
and IUL contracts (1)	(55)	(26)	(208)	58
Total, net	$1,147	$(833)	$(118)	$(935)

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

(3)Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$-	$(651)	$12	$(1,005)
State and municipal bonds	3	-	3	-
Foreign government bonds	-	(3)	-	(5)
ABS	(7)	(34)	1	(62)
Hybrid and redeemable preferred
securities	(2)	5	(2)	10
Mortgage loans on real estate	2	(5)	4	(6)
Total, net	$(4)	$(688)	$18	$(1,068)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2023			June 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$100	$(76)	$24	$32	$(52)	$(20)
RMBS	-	-	-	-	(12)	(12)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(40)	(38)	1	(69)	(68)
Hybrid and redeemable preferred
securities	4	-	4	-	-	-
Derivative investments	31	-	31	-	-	-
Total, net	$141	$(116)	$25	$33	$(150)	$(117)

1
	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2023			June 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$158	$(119)	$39	$228	$(114)	$114
RMBS	-	-	-	-	(14)	(14)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(233)	(231)	1	(111)	(110)
Hybrid and redeemable preferred
securities	16	-	16	-	-	-
Trading securities	-	-	-	-	(4)	(4)
Derivative investments	31	-	31	-	(15)	(15)
Total, net	$211	$(352)	$(141)	$229	$(275)	$(46)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$229	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	3.7%	2.1%
State and municipal
bonds	36	Discounted cash flow	Liquidity/duration adjustment (2)	0.5%	-	1.9%	1.9%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	-	1.9%	1.9%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	1.5%	1.4%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	3,906
Other assets – ceded MRBs	401	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.69%	-	2.82%	2.27%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

Other assets – indexed
annuity ceded embedded
derivatives	603	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

Other assets – LPR ceded
derivative	202	Discounted cash flow	Lapse (3)	0%	-	1.55%	(10)
			Non-performance risk (6)	0.69%	-	2.82%	1.98%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(7,451)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,548)
Other liabilities – ceded
MRBs	(1,440)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.69%	-	2.82%	2.27%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts when LNL increased non-guaranteed cost of insurance rates in 2016 and 2017. We are vigorously defending this matter.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment, which remains pending. We are vigorously defending this matter.

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

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:23-cv-02251, is a civil action filed on April 20, 2023. On June 12, 2023, the U.S. District Court for the Northern District of Indiana granted a motion filed by LNL to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and briefing is complete. Oral argument is scheduled for September 12, 2023.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. On May 8, 2023, the Lincoln defendants and the Fidelity defendants filed motions to dismiss, which remain pending. We are vigorously defending this matter.

15. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,526)	$9,153
Unrealized holding gains (losses) arising during the period	1,199	(19,005)
Change in foreign currency exchange rate adjustment	119	(370)
Change in future contract benefits and policyholder account balances	856	1,751
Income tax benefit (expense)	(478)	3,764
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2,722)	(4)
Income tax benefit (expense)	572	1
Balance as of end-of-period	$(4,680)	$(4,704)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Unrealized holding gains (losses) arising during the period	204	(288)
Change in foreign currency exchange rate adjustment	(110)	373
Income tax benefit (expense)	(20)	(18)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	30	35
Income tax benefit (expense)	(6)	(7)
Balance as of end-of-period	$351	$297
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,739	$1,951
Adjustment arising during the period	129	476
Income tax benefit (expense)	(27)	(102)
Balance as of end-of-period	$1,841	$2,325
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$790	$(1,101)
Adjustment arising during the period	(114)	1,813
Income tax benefit (expense)	26	(387)
Balance as of end-of-period	$702	$325
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$-	$-
Foreign currency translation adjustment arising during the period	(1)	-
Balance as of end-of-period	$(1)	$-
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(11)
Balance as of end-of-period	$(17)	$(11)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2023		2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassifications:
Net unrealized investment gains (losses)		$(3,140)		$(4)	Realized gain (loss)
Associated change in future contract benefits		418		-	Benefits
Reclassification before income
tax benefit (expense)		(2,722)		(4)	Income (loss) before taxes
Income tax benefit (expense)		572		1	Federal income tax expense (benefit)
Reclassification, net of income tax		$(2,150)		$(3)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts		$-		$1	Net investment income
Foreign currency contracts		27		30	Net investment income
Foreign currency contracts		3		4	Realized gain (loss)
Total gross reclassifications		30		35
Reclassifications before income
tax benefit (expense)		30		35	Income (loss) before taxes
Income tax benefit (expense)		(6)		(7)	Federal income tax expense (benefit)
Reclassifications, net of income tax		$24		$28	Net income (loss)

16. Segment Information

We provide products and services and report results through our Life Insurance, Annuities, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 in our 2022 Form 10-K, as updated by Note 20 in the May 2023 Form 8-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Changes in MRBs, including gains and losses and benefit payments (“MRB-related impacts”);

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

•Changes in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts and the associated index options we hold to hedge them, including collateral expense associated with hedge programs; (“indexed product net derivative results”);

•Changes in reserves resulting from benefit ratio unlocking (“benefit ratio unlocking”);

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Revenues
Operating revenues:
Life Insurance		$1,656		$1,602		$3,294		$3,220
Annuities		1,097		1,003		2,140		2,048
Group Protection		1,400		1,323		2,787		2,626
Retirement Plan Services		328		310		650		624
Other Operations		36		28		75		65
Investment and reinsurance-related realized gain (loss)		(3,175)		159		(3,388)		444
GLB rider fees ceded to LNBAR		(232)		(233)		(465)		(471)
GLB and GDB hedge allowance		204		193		409		396
Indexed product net derivative results		(67)		29		(238)		138
Total revenues		$1,247		$4,414		$5,264		$9,090

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance		$32		$11		$-		$-
Annuities		218		242		435		502
Group Protection		109		49		179		3
Retirement Plan Services		43		52		81		106
Other Operations		(75)		(66)		(127)		(126)
MRB-related impacts, after-tax		977		(570)		129		(661)
Investment and reinsurance-related realized gain (loss), after-tax (1)		(2,509)		126		(2,676)		351
GLB rider fees ceded to LNBAR, after-tax		(184)		(184)		(367)		(372)
GLB and GDB hedge allowance, after-tax		160		151		323		312
Indexed product net derivative results, after-tax		(53)		23		(188)		109
Benefit ratio unlocking, after-tax (2)		333		(6)		334		(6)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (3)		(7)		-		(7)		-
Net income (loss)		$(956)		$(172)		$(1,884)		$218

(1)Includes a $2.4 billion after-tax impairment of fixed maturity AFS securities in an unrealized loss position for the three and six months ended June 30, 2023, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $377 million after-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information, see Notes 4 and 8.

(2)Includes $330 million after-tax related to the Fortitude Re reinsurance transaction.

(3)Includes costs pertaining to the Fortitude Re reinsurance transaction. For more information, see Note 8.

Other segment information (in millions) was as follows:

	As of			As of
	June 30,		December 31,
	2023			2022
Assets
Life Insurance		$100,129			$97,412
Annuities		179,000			165,711
Group Protection		9,570			9,828
Retirement Plan Services		43,086			42,117
Other Operations		20,988			20,595
Total assets		$352,773			$335,663

17. Realized Gain (Loss)

Realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, VUL derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is also net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Fixed maturity AFS securities:
Gross gains		$8		$2		$33		$4
Gross losses		(48)		(4)		(111)		(8)
Credit loss benefit (expense) (1)		1		(4)		(15)		(5)
Intent to sell impairments (2)		(3,062)		-		(3,062)		-
Realized gain (loss) on equity securities (3)		(13)		(22)		(27)		(21)
Credit loss benefit (expense) on mortgage loans on real estate		(3)		(4)		(7)		14
Credit loss benefit (expense) on reinsurance-related assets		(3)		4		(4)		3
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)		(80)		188		(207)		463
Indexed product derivative results (6)		(49)		29		(203)		138
GLB rider fees ceded to LNBAR and attributed fees		(232)		(233)		(466)		(470)
GLB and GDB hedge allowance		204		193		409		396
Other realized gain (loss)		25		(1)		14		(6)
Total realized gain (loss)		$(3,252)		$148		$(3,646)		$508

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $477 million pre-tax as of June 30, 2023.  Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Notes 4 and 8 for additional information.

(3)Includes mark-to-market adjustments on equity securities still held of $(13) million and $(19) million for the three months ended June 30, 2023 and 2022, respectively, and $(27) million and $(16) million for the six months ended June 30, 2023 and 2022, respectively.

(4)Represents changes in the fair values of VUL derivatives, reinsurance-related embedded derivatives and trading securities.

(5)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(3) million and $(14) million for the three months ended June 30, 2023 and 2022, respectively, and $(1) million and $(17) million for the six months ended June 30, 2023 and 2022, respectively.

(6)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity contracts, IUL contracts and index options we may purchase or sell in the future to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 24% for the three and six months ended June 30, 2023, compared to 31% and (6)%, respectively, for the corresponding periods in 2022. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and six months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three months ended June 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of the preferential tax items. For the six months ended June 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis (“MNA”) of the results of operations is intended to help the reader understand the financial condition as of June 30, 2023, compared with December 31, 2022, and the results of operations for the three and six months ended June 30, 2023, compared with the corresponding periods in 2022 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”), as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023 (the “May 2023 Form 8-K”); and other reports filed with the SEC.

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2022 Form 10-K and Note 1 herein for a description of the business.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 16. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”) for which we applied the full retrospective approach. For more information, see Note 3.

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow. For more information, see Note 8.

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as MRBs, of our variable annuity products;

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

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2022 Form 10-K, as updated by the May 2023 Form 8-K, and therefore, should be read in conjunction with that disclosure.

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

For a discussion of the amortization basis and periods over which we amortize our DAC, VOBA, DSI and DFEL, see “DAC, VOBA, DSI and DFEL” in Note 1.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K as updated by the May 2023 Form 8-K and Note 13 herein.

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

For more information on derivatives, see Notes 1 and 6. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

Future Contract Benefits

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

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

For additional information on future contract benefits, see Note 12.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 13.

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

The hedging results do not impact LNL due to the modified coinsurance arrangement with LNBAR, as LNL cedes these derivative results to LNBAR. For additional information on MRBs, see Note 9.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 16.

For additional information on the liability for policyholder account balances, see Note 11.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating DAC, VOBA, DSI, DFEL, MRBs, reserves and embedded derivatives. For more information on our comprehensive review, see Note 1.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax assets and liabilities for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any future prudent and feasible tax planning strategies.

As of June 30, 2023, we had an approximate $1.5 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of June 30, 2023, we had an approximate $543 million deferred tax asset related to the portfolio of investments anticipated to be sold in the Fortitude Re reinsurance transaction. See “Results of Consolidated Operations – Additional Information” below and Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain limited partnerships and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and

•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of June 30, 2023, we had a $350 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized. For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2022 Form 10-K. For additional information on income taxes, see Note 18.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance		$32		$11		$-		$-
Annuities		218		242		435		502
Group Protection		109		49		179		3
Retirement Plan Services		43		52		81		106
Other Operations		(75)		(66)		(127)		(126)
MRB-related impacts, after-tax		977		(570)		129		(661)
Investment and reinsurance-related
realized gain (loss), after-tax		(2,509)		126		(2,676)		351
GLB rider fees ceded to LNBAR, after-tax		(184)		(184)		(367)		(372)
GLB and GDB hedge allowance, after-tax		160		151		323		312
Indexed product net derivative results, after-tax		(53)		23		(188)		109
Benefit ratio unlocking, after-tax		333		(6)		334		(6)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax		(7)		-		(7)		-
Net income (loss)		$(956)		$(172)		$(1,884)		$218

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Net income decreased due primarily to the following:

• Realized loss in 2023 compared to realized gain in 2022, driven primarily by the following:

•Higher losses related to investments and reinsurance-related embedded derivatives driven by a $2.4 billion after-tax impairment on fixed maturity securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction and mark-to-market losses in 2023 on the hedges associated with VUL products.

•Unfavorable indexed product derivative results in 2023 compared to favorable results in 2022 driven by the impact of capital markets.

•Higher compensation-related expenses.

•Higher benefits driven by the run-rate impact from the third quarter 2022 annual assumption review in our Life Insurance segment.

The decrease in net income was partially offset by the following:

•Gains in MRB-related impacts in 2023 compared to losses in 2022 driven by favorable equity markets, partially offset by less favorable impacts from changes in interest rates.

•Favorable benefit ratio unlocking driven by the impacts from the Fortitude Re reinsurance transaction.

•Lower total loss ratio in our Group Protection segment.

Additional Information

Within the investment portfolio anticipated to be sold in the Fortitude Re reinsurance transaction discussed above, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $377 million after-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information on the Fortitude Re reinsurance transaction, see Notes 4 and 8.

For additional information on realized gain (loss), see Note 17. We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$235	$223	$459	$430
Fee income	742	742	1,506	1,492
Net investment income	673	632	1,311	1,289
Amortization of deferred gain (loss) on
business sold through reinsurance	3	3	6	6
Other revenues	3	2	12	3
Total operating revenues	1,656	1,602	3,294	3,220
Operating Expenses
Benefits	990	907	2,064	1,882
Interest credited	320	324	644	644
Policyholder liability remeasurement
(gain) loss	14	85	1	146
Commissions and other expenses	298	278	598	562
Total operating expenses	1,622	1,594	3,307	3,234
Income (loss) from operations before taxes	34	8	(13)	(14)
Federal income tax expense (benefit)	2	(3)	(13)	(14)
Income (loss) from operations	$32	$11	$-	$-

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments and growth in investments, partially offset by lower prepayment and bond make-whole premiums.

•Higher insurance premiums due to growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses due to higher compensation-related expenses.

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by the run-rate impact from the third quarter 2022 annual assumption review and higher mortality claims, partially offset by favorable reserve adjustments.

Comparison of the Six Months Ended June 30, 2023 to 2022

Income (loss) from operations for this segment remained flat when compared to the corresponding period due primarily to the following:

•Higher insurance premiums due to growth in business in force.

•Higher net investment income, net of interest credited, driven by growth in investments and higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums.

•Higher fee income due to growth in business in force.

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by the run-rate impact from the third quarter 2022 annual assumption review, partially offset by favorable reserve adjustments and lower mortality claims.

•Higher commissions and other expenses due to higher compensation expenses.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $40 to $45 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$54	$25	$92	$55
Fee income	501	544	996	1,120
Net investment income	457	350	879	690
Amortization of deferred gain on
business sold through reinsurance	4	6	11	12
Other revenues (2)	81	78	162	171
Total operating revenues	1,097	1,003	2,140	2,048
Operating Expenses
Benefits (1)	69	48	131	100
Interest credited	306	216	585	423
Policyholder liability remeasurement
(gain) loss	(1)	1	(2)	2
Commissions and other expenses	480	461	955	949
Total operating expenses	854	726	1,669	1,474
Income (loss) from operations before taxes	243	277	471	574
Federal income tax expense (benefit)	25	35	36	72
Income (loss) from operations	$218	$242	$435	$502

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

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.

•Higher commissions and other expenses driven by higher compensation-related expenses, partially offset by lower trail commissions resulting from lower average account balances.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, due to higher average fixed account balances and impacts to portfolio yields from the current interest rate environment, partially offset by lower prepayment and bond make-whole premiums.

The decrease in income from operations for the six months ended June 30, 2023, was partially offset by lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $5 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three and six months ended June 30, 2023, and 7% for the corresponding periods in 2022. Our outflow rate increase in 2023 is due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums	$1,263	$1,187	$2,514	$2,356
Net investment income	85	86	169	171
Other revenues (1)	52	50	104	99
Total operating revenues	1,400	1,323	2,787	2,626
Operating Expenses
Benefits	1,019	950	2,057	2,011
Interest credited	1	2	2	3
Policyholder liability remeasurement
(gain) loss	(121)	(11)	(220)	(32)
Commissions and other expenses	363	320	722	640
Total operating expenses	1,262	1,261	2,561	2,622
Income (loss) from operations before taxes	138	62	226	4
Federal income tax expense (benefit)	29	13	47	1
Income (loss) from operations	$109	$49	$179	$3

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and stable persistency.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims, lower disability and life incidence and favorable life waiver experience.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and higher commissions due to growth in business in force.

Additional Information

Our total loss ratio for the three and six months ended June 30, 2023, was 71.3% and 73.1%, respectively, compared to 79.3% and 84.1% for the corresponding periods in 2022, respectively. Our disability results are benefiting from effective claims management as well as economic factors, including a favorable discount rate environment.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” below. For information on the interest rate environment, see “Part II – Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Fee income	$63	$63	$125	$131
Net investment income	255	238	507	474
Other revenues (1)	10	9	18	19
Total operating revenues	328	310	650	624
Operating Expenses
Interest credited	168	156	336	308
Commissions and other expenses	110	93	219	192
Total operating expenses	278	249	555	500
Income (loss) from operations before taxes	50	61	95	124
Federal income tax expense (benefit)	7	9	14	18
Income (loss) from operations	$43	$52	$81	$106

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by higher compensation-related expenses. The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment and higher average fixed account balances, partially offset by lower investment income on prepayment and bond make-whole premiums.

The decrease in income from operations for the six months ended June 30, 2023, was also due to lower fee income driven by lower average account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 11% and 12% for the three and six months ended June 30, 2023, respectively, and 10% and 11% for the corresponding periods in 2022.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 18% as of June 30, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$-	$1	$3	$1
Net investment income	25	32	54	67
Other revenues	11	(5)	18	(3)
Total operating revenues	36	28	75	65
Operating Expenses
Benefits	16	16	38	31
Interest credited	9	9	18	21
Policyholder liability remeasurement
(gain) loss	1	2	-	2
Other expenses	19	1	23	21
Interest and debt expense	47	31	93	60
Spark program expense	41	44	64	75
Total operating expenses	133	103	236	210
Income (loss) from operations before taxes	(97)	(75)	(161)	(145)
Federal income tax expense (benefit)	(22)	(9)	(34)	(19)
Income (loss) from operations	$(75)	$(66)	$(127)	$(126)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased during the three months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the three months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•More favorable income tax benefit driven by favorable market impacts on tax preferred investment income.

Comparison of the Six Months Ended June 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

•Higher benefits attributable to unfavorable experience in our run-off institutional pension business.

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the six months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•More favorable income tax benefit driven by favorable market impacts on tax preferred investment income.

•Lower Spark program expense as part of our Spark Initiative.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $102 million and $2.8 billion for the six months ended June 30, 2023 and 2022, respectively. In addition, we received capital contributions from LNC of zero and $5 million during the three and six months ended June 30, 2023, respectively, compared to $65 million for the corresponding periods in 2022. We paid dividends to LNC of $155 million and $260 million during the three and six months ended June 30, 2023, respectively, compared to $280 million and $305 million for the corresponding periods in 2022. We also received dividends from our subsidiaries of $132 million and $265 million during the three and six months ended June 30, 2023, respectively, compared to $89 million and $195 million for the corresponding periods in 2022.

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

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 12 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 3 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative instruments hedging these reserves.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of LNL and LLANY. On May 2, 2023, we entered into a reinsurance agreement with Fortitude Re expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow. For more information, see Note 8.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries where each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of June 30, 2023, we had a net receivable balance of $446 million due from certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.4 billion. As of June 30, 2023, LNL had outstanding borrowings of $2.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2023, we had securities pledged under securities lending agreements with a carrying value of $290 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2023, we were in a net collateral payable position of $4.2 billion compared to $3.0 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The MNA included in our 2022 Form 10-K, as updated by the May 2023 Form 8-K, contains a detailed discussion of our quantitative and qualitative disclosures about market risk. Set forth below are material updates to the disclosure contained in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K, which should be read in conjunction with that disclosure.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 9. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 9 and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Market Risk Benefits.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our fixed maturity securities and interest rate sensitive liabilities.

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to the account balances of our policyholders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates. For additional information, see “Part II – Item 7A. Quantitative and Qualitive Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after June 30, 2023, relative to interest rates remaining flat.

	1%	1%
	Increase	Decrease
Life Insurance	$8	$(8)
Annuities (1)	(21)	21
Group Protection	4	(4)
Retirement Plan Services	(1)	(3)
Other Operations	(7)	7
Income (loss) from operations	$(17)	$13

(1)Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

We have updated estimated impacts to income (loss) from operations for changes primarily related to new money rates. For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, persistency, hedge program performance or customer behavior caused by the interest rate changes.

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President (the principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2023, as a result of the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023.

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

Our management has monitored the effectiveness of these and other processes, procedures and controls and these controls have functioned or are functioning now as part of the reinsurance transaction with Fortitude Re described in Note 8 and announced on May 2, 2023. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are on track with our plan to complete our testing procedures and complete remediation of this material weakness prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”). The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

Reference is made to Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2022 Form 10-K. On April 19, 2023, Lincoln Life & Annuity Company of New York (“LLANY”) filed a motion for summary judgment, which remains pending.

Reference is made to Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, previously disclosed in our First Quarter 2023 Form 10-Q. On June 12, 2023, the U.S. District Court for the Northern District of Indiana granted a motion filed by The Lincoln National Life Insurance Company (“LNL”) to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2022 Form 10-K. With respect to the question that has been certified to the New York Court of Appeals, briefing is complete and oral argument is scheduled for September 12, 2023.

Reference is made to Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, previously disclosed in our First Quarter 2023 Form 10-Q. On May 8, 2023, the Lincoln defendants (Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY) and the Fidelity defendants (FMR, LLC, and Fidelity Product Services, LLC) filed motions to dismiss, which remain pending.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 104, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2023

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 7, 2023	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)