Form 10-Q
period 2023-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2023-11-07
CIK 726865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_______________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $110,943; 2022 - $110,944; allowance for credit losses: 2023 - $21; 2022 - $21)	$100,387	$99,465
Trading securities	2,749	3,446
Equity securities	383	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $315; 2022 - $487)	18,661	18,211
Policy loans	2,415	2,345
Derivative investments	5,454	3,519
Other investments	4,428	3,577
Total investments	134,477	130,990
Cash and invested cash	2,285	2,499
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,363	12,263
Reinsurance recoverables, net of allowance for credit losses	20,317	21,264
Market risk benefit assets	4,108	2,807
Accrued investment income	1,377	1,234
Goodwill	1,144	1,144
Other assets	21,674	19,926
Separate account assets	145,810	143,536
Total assets	$343,555	$335,663

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$116,777	$113,972
Future contract benefits	37,860	38,302
Market risk benefit liabilities	1,385	2,078
Deferred front-end loads	5,646	5,045
Payables for collateral on investments	7,732	6,638
Short-term debt	497	562
Long-term debt	2,244	2,269
Other liabilities	18,286	14,657
Separate account liabilities	145,810	143,536
Total liabilities	336,237	327,059

Contingencies and Commitments (See Note 15)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,948	12,903
Retained earnings (deficit)	(520)	1,414
Accumulated other comprehensive income (loss)	(5,110)	(5,713)
Total stockholder’s equity	7,318	8,604
Total liabilities and stockholder’s equity	$343,555	$335,663

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Insurance premiums	$1,514	$1,496	$4,581	$4,338
Fee income	1,305	1,324	3,934	4,065
Net investment income	1,466	1,241	4,351	3,931
Realized gain (loss)	(867)	33	(4,513)	541
Amortization of deferred gain (loss) on business sold through reinsurance	14	9	31	29
Other revenues	145	162	457	451
Total revenues	3,577	4,265	8,841	13,355
Expenses
Benefits	1,895	2,094	5,766	6,118
Interest credited	827	722	2,412	2,121
Market risk benefit (gain) loss	(1,014)	(74)	(1,182)	755
Policyholder liability remeasurement (gain) loss	157	2,370	(70)	2,496
Commissions and other expenses	1,275	1,219	3,805	3,591
Interest and debt expense	49	36	142	96
Spark program expense	36	44	101	118
Impairment of intangibles	-	634	-	634
Total expenses	3,225	7,045	10,974	15,929
Income (loss) before taxes	352	(2,780)	(2,133)	(2,574)
Federal income tax expense (benefit)	37	(488)	(564)	(500)
Net income (loss)	315	(2,292)	(1,569)	(2,074)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(2,807)	(4,909)	1,088	(18,727)
Market risk benefit non-performance risk gain (loss)	(844)	(150)	(742)	224
Policyholder liability discount rate remeasurement gain (loss)	345	517	257	1,943
Total other comprehensive income (loss), net of tax	(3,306)	(4,542)	603	(16,560)
Comprehensive income (loss)	$(2,991)	$(6,834)	$(966)	$(18,634)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Common Stock
Balance as of beginning-of-period	$12,935	$12,020	$12,903	$11,950
Capital contribution from Lincoln National Corporation	-	80	5	145
Stock compensation/issued for benefit plans	13	14	40	19
Balance as of end-of-period	12,948	12,114	12,948	12,114

Retained Earnings (Deficit)
Balance as of beginning-of-period	(730)	3,647	1,414	3,734
Net income (loss)	315	(2,292)	(1,569)	(2,074)
Dividends paid to Lincoln National Corporation	(105)	(275)	(365)	(580)
Balance as of end-of-period	(520)	1,080	(520)	1,080

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,804)	(1,768)	(5,713)	10,250
Other comprehensive income (loss), net of tax	(3,306)	(4,542)	603	(16,560)
Balance as of end-of-period	(5,110)	(6,310)	(5,110)	(6,310)
Total stockholder’s equity as of end-of-period	$7,318	$6,884	$7,318	$6,884

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(1,569)	$(2,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	4,513	(541)
Market risk benefit (gain) loss	(1,182)	755
Sales and maturities (purchases) of trading securities, net	689	164
Amortization of deferred gain (loss) on business sold through reinsurance	(31)	(29)
Impairment of intangibles	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	501	370
Accrued investment income	(74)	(77)
Insurance liabilities and reinsurance-related balances	(1,327)	1,944
Accrued expenses	(67)	(379)
Federal income tax accruals	(415)	(489)
Cash management agreement	(622)	2,803
Other	(145)	419
Net cash provided by (used in) operating activities	271	3,500
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,151)	(11,961)
Sales of available-for-sale securities and equity securities	2,828	1,231
Maturities of available-for-sale securities	3,975	4,339
Purchases of alternative investments	(416)	(453)
Sales and repayments of alternative investments	104	380
Issuance of mortgage loans on real estate	(1,375)	(1,924)
Repayment and maturities of mortgage loans on real estate	906	1,866
Repayment (issuance) of policy loans, net	(73)	16
Net change in collateral on investments, certain derivatives and related settlements	(407)	(3,667)
Other	(269)	(83)
Net cash provided by (used in) investing activities	(2,878)	(10,256)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	5	145
Payment of long-term debt, including current maturities	-	(40)
Issuance (payment) of short-term debt	(65)	(313)
Payment related to sale-leaseback transactions	(63)	(52)
Proceeds from certain financing arrangements	65	53
Payment related to certain financing arrangements	(35)	-
Deposits of fixed account balances	11,117	11,832
Withdrawals of fixed account balances	(7,740)	(5,408)
Transfers from (to) separate accounts, net	(519)	101
Common stock issued for benefit plans	(7)	(21)
Dividends paid to Lincoln National Corporation	(365)	(580)
Other	-	(1)
Net cash provided by (used in) financing activities	2,393	5,716

Net increase (decrease) in cash, invested cash and restricted cash	(214)	(1,040)
Cash, invested cash and restricted cash as of beginning-of-year	2,499	2,331
Cash, invested cash and restricted cash as of end-of-period	$2,285	$1,291

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include fixed and variable annuities, fixed indexed annuities, indexed variable annuities, also referred to as registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 17.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of the effect on future contract benefits and policyholder account balances that would result from the realization of the unrealized gains and losses. We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

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

•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of annuity contracts and life insurance policies;

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

In periods subsequent to the recognition of a credit loss impairment through a credit loss allowance, we continue to reassess the expected cash flows of the debt security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on debt securities is written-off through net investment income on the Consolidated Statements of Comprehensive Income (Loss) when deemed uncollectible.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans associated with modified coinsurance agreements at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

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

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorize derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of annuities, UL, VUL, traditional life insurance, group life and disability insurance, and other investment contracts have been deferred (i.e., DAC). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, a portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (i.e., DFEL) on the Consolidated Balance Sheets.

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

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by reportable segment:

Reportable Segment	Amortization Basis	Expected Amortization Period
Annuities	Total deposits paid to date on policies in force	Between 30 to 40 years
Life Insurance	Policy count of policies in force	On average 60 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Between 40 to 50 years

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, current and deferred taxes, premiums and fees receivable, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, specifically identifiable intangible assets, operating lease right-of-use (“ROU”) assets, finance lease assets, ceded MRB liabilities and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, pension and other employee benefit liabilities, certain financing arrangements, derivative instrument liabilities, ceded MRB assets, other policyholder liabilities, deferred gain on business sold through reinsurance, long-term operating lease liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, finance lease liabilities and other accrued expenses.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 14.

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

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DAC
Variable Annuities	$3,675	$52	$3,727
Fixed Annuities	264	215	479
Traditional Life	1,041	-	1,041
UL and Other	297	5,031	5,328
Group Protection	187	-	187
Retirement Plan Services	126	112	238
Total DAC	5,590	5,410	11,000

VOBA
Fixed Annuities	-	23	23
Traditional Life	67	-	67
UL and Other	167	630	797
Total VOBA	234	653	887

DSI (1)
Variable Annuities	194	2	196
Fixed Annuities	17	13	30
UL and Other	35	-	35
Retirement Plan Services	13	1	14
Total DSI	259	16	275
Total DAC, VOBA and DSI	$6,083	$6,079	$12,162

(1)Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DFEL (1)
Variable Annuities	$319	$5	$324
UL and Other	77	3,185	3,262
Total DFEL	$396	$3,190	$3,586

(1)Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from	Single-A
	Balance	Removal of	Discount	Cumulative	Balance
	Pre-Adoption	Shadow	Rate	Effect to	Post-Adoption
	December 31,	Balances	Measurement	Retained	January 1,
	2020 (1)	from AOCI	in AOCI	Earnings	2021
LFPB
Payout Annuities	$2,313	$(105)	$415	$44	$2,667
Traditional Life	3,062	-	852	(2)	3,912
Liability for Future Claims
Group Protection	5,422	-	517	-	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,687	(1,515)	-	92	12,264
Other Operations (2)	10,309	(80)	2,882	626	13,737
Other (3)	3,525	-	-	-	3,525
Total future contract benefits	$38,318	$(1,700)	$4,666	$760	$42,044

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

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Single-A
	Balance	Discount	Cumulative	Balance
	Pre-Adoption	Rate	Effect to	Post-Adoption
	December 31,	Measurement	Retained	January 1,
	2020 (1)	in AOCI	Earnings	2021
Reinsured LFPB
Payout Annuities	$5	$-	$-	$5
Traditional Life	372	88	-	460
Reinsured Liability for Future
Claims
Group Protection	148	14	-	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	922	-	(3)	919
Reinsured Other Operations (2)	14,757	2,454	610	17,821
Reinsured Other (3)	1,346	-	-	1,346
Total reinsurance recoverables	$17,550	$2,556	$607	$20,713

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

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,438	$(114)	$1,324
Realized gain (loss)	11	22	33
Total revenues	4,357	(92)	4,265
Benefits	4,498	(2,404)	2,094
Interest credited	717	5	722
Market risk benefit (gain) loss	-	(74)	(74)
Policyholder liability remeasurement (gain) loss	-	2,370	2,370
Commissions and other expenses	1,205	14	1,219
Total expenses	7,134	(89)	7,045
Income (loss) before taxes	(2,777)	(3)	(2,780)
Net income (loss)	(2,289)	(3)	(2,292)
Unrealized investment gain (loss)	(4,140)	(769)	(4,909)
Market risk benefit non-performance risk gain (loss)	-	(150)	(150)
Policyholder liability discount rate remeasurement gain (loss)	-	517	517
Total other comprehensive income (loss), net of tax	(4,140)	(402)	(4,542)
Comprehensive income (loss)	(6,429)	(405)	(6,834)

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$4,384	$(319)	$4,065
Realized gain (loss)	338	203	541
Total revenues	13,471	(116)	13,355
Benefits	8,748	(2,630)	6,118
Interest credited	2,109	12	2,121
Market risk benefit (gain) loss	-	755	755
Policyholder liability remeasurement (gain) loss	-	2,496	2,496
Commissions and other expenses	3,473	118	3,591
Total expenses	15,179	750	15,929
Income (loss) before taxes	(1,708)	(866)	(2,574)
Federal income tax expense (benefit)	(320)	(180)	(500)
Net income (loss)	(1,388)	(686)	(2,074)
Unrealized investment gain (loss)	(14,577)	(4,150)	(18,727)
Market risk benefit non-performance risk gain (loss)	-	224	224
Policyholder liability discount rate remeasurement gain (loss)	-	1,943	1,943
Total other comprehensive income (loss), net of tax	(14,577)	(1,983)	(16,560)
Comprehensive income (loss)	(15,965)	(2,669)	(18,634)

(1)The amounts as previously reported were derived from Note 24 in our 2022 Form 10-K.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholder’s Equity:

	For the Three Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-period	$4,962	$(1,315)	$3,647
Net income (loss)	(2,289)	(3)	(2,292)
Retained earnings balance as of end-of-period	2,398	(1,318)	1,080
Accumulated other comprehensive income (loss) balance
as of beginning-of-period	(3,893)	2,125	(1,768)
Other comprehensive income (loss), net of tax	(4,140)	(402)	(4,542)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(8,033)	1,723	(6,310)
Total stockholder’s equity as of end-of-period	6,479	405	6,884

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$4,366	$(632)	$3,734
Net income (loss)	(1,388)	(686)	(2,074)
Retained earnings balance as of end-of-period	2,398	(1,318)	1,080
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,544	3,706	10,250
Other comprehensive income (loss), net of tax	(14,577)	(1,983)	(16,560)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(8,033)	1,723	(6,310)
Total stockholder’s equity as of end-of-period	6,479	405	6,884

(1)The amounts as previously reported were derived from Note 24 in our 2022 Form 10-K.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$(1,388)	$(686)	$(2,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(338)	(203)	(541)
Market risk benefit (gain) loss	-	755	755
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	3	367	370
Insurance liabilities and reinsurance-related balances (2)	2,016	(72)	1,944
Accrued expenses	(375)	(4)	(379)
Federal income tax accruals	(308)	(181)	(489)
Other (2)	395	24	419

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

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$87,724	$433	$9,387	$9	$78,761
U.S. government bonds	417	2	47	-	372
State and municipal bonds	4,950	67	346	-	4,671
Foreign government bonds	321	10	61	-	270
RMBS	2,067	18	210	6	1,869
CMBS	1,937	-	236	-	1,701
ABS	13,177	36	820	5	12,388
Hybrid and redeemable preferred securities	350	24	18	1	355
Total fixed maturity AFS securities	$110,943	$590	$11,125	$21	$100,387

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,950	$763	$10,538	$9	$79,166
U.S. government bonds	377	5	31	-	351
State and municipal bonds	5,198	170	483	-	4,885
Foreign government bonds	339	17	45	-	311
RMBS	2,025	21	203	7	1,836
CMBS	1,908	3	244	-	1,667
ABS	11,791	37	925	4	10,899
Hybrid and redeemable preferred securities	356	25	30	1	350
Total fixed maturity AFS securities	$110,944	$1,041	$12,499	$21	$99,465

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,950	$3,907
Due after one year through five years	18,900	17,925
Due after five years through ten years	18,279	16,548
Due after ten years	52,633	46,049
Subtotal	93,762	84,429
Structured securities (RMBS, CMBS, ABS)	17,181	15,958
Total fixed maturity AFS securities	$110,943	$100,387

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$19,506	$1,136	$47,089	$8,251	$66,595	$9,387
U.S. government bonds	70	5	221	42	291	47
State and municipal bonds	1,312	27	1,607	319	2,919	346
Foreign government bonds	71	6	120	55	191	61
RMBS	602	31	1,082	179	1,684	210
CMBS	608	18	1,077	218	1,685	236
ABS	2,375	67	7,739	753	10,114	820
Hybrid and redeemable
preferred securities	59	4	116	14	175	18
Total fixed maturity AFS securities	$24,603	$1,294	$59,051	$9,831	$83,654	$11,125

Total number of fixed maturity AFS securities in an unrealized loss position						8,537

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$57,656	$8,684	$6,867	$1,854	$64,523	$10,538
U.S. government bonds	236	25	27	6	263	31
State and municipal bonds	1,850	414	227	69	2,077	483
Foreign government bonds	122	18	58	27	180	45
RMBS	1,337	160	191	43	1,528	203
CMBS	1,224	156	312	88	1,536	244
ABS	6,712	551	3,325	374	10,037	925
Hybrid and redeemable
preferred securities	61	5	98	25	159	30
Total fixed maturity AFS securities	$69,198	$10,013	$11,105	$2,486	$80,303	$12,499

Total number of fixed maturity AFS securities in an unrealized loss position						8,106

(1)As of September 30, 2023, and December 31, 2022, we recognized $11 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$10,143	$3,100	1,344
Six months or greater, but less than nine months	782	282	172
Nine months or greater, but less than twelve months	183	84	25
Twelve months or greater	5,240	2,600	1,052
Total	$16,348	$6,066	2,593

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$10,895	$3,514	1,489
Six months or greater, but less than nine months	4,256	2,150	640
Nine months or greater, but less than twelve months	362	243	73
Twelve months or greater	2	-	15
Total	$15,515	$5,907	2,217

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.4 billion for the nine months ended September 30, 2023. Other than with respect to those certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance transaction (as discussed further below), we do not believe the unrealized loss position as of September 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities. For additional information related to the intent to sell impairments, see “Impairments on Fixed Maturity AFS Securities” below.

As of September 30, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.5 billion, respectively, and a fair value of $3.0 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$13	$6	$6	$25
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	1	-	-	1
Additions (reductions) for securities for which credit losses
were previously recognized	-	-	-	-
Reductions for securities charged-off	(5)	-	-	(5)
Balance as of end-of-period (2)	$9	$6	$6	$21

	For the Nine
	Months Ended
	September 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$5	$21
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	21	-	-	21
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	(1)	1	(3)
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(17)	-	-	(17)
Balance as of end-of-period (2)	$9	$6	$6	$21

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of September 30, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.2 billion and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,131	$1,555	$18,686	$16,913	$1,315	$18,228
30 to 59 days past due	-	24	24	19	23	42
60 to 89 days past due	-	13	13	-	6	6
90 or more days past due	-	44	44	-	33	33
Allowance for credit losses	(89)	(24)	(113)	(83)	(15)	(98)
Unamortized premium (discount)	(7)	40	33	(9)	36	27
Mark-to-market gains (losses) (1)	(27)	1	(26)	(27)	-	(27)
Total carrying value	$17,008	$1,653	$18,661	$16,813	$1,398	$18,211

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% of commercial mortgage loans on real estate as of September 30, 2023, and December 31, 2022, and Texas, which accounted for 10% and 9% of commercial mortgage loans on real estate as of September 30, 2023, and December 31, 2022, respectively.

As of September 30, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 13% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of September 30, 2023, and December 31, 2022, we had 89 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of September 30, 2023, and December 31, 2022, we had 66 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $30 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings. Losses from loan modifications for the three and nine months ended September 30, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2023, and December 31, 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $3 million and less than $1 million, respectively.

As of September 30, 2023, and December 31, 2022, there were 67 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $34 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$34	$13	$25	$16
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	47	-	34
Total	$-	$47	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$934	1.87	$48	1.42	$-	-	$982
2022	1,766	2.06	88	2.06	1	1.13	1,855
2021	2,322	3.36	64	1.57	-	-	2,386
2020	1,222	3.19	11	1.50	-	-	1,233
2019	2,443	2.44	82	1.48	10	2.33	2,535
2018 and prior	7,980	2.42	152	1.59	1	1.67	8,133
Total	$16,667		$445		$12		$17,124

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,335	3.05	72	1.53	-	-	2,407
2020	1,280	2.99	17	1.58	-	-	1,297
2019	2,643	2.17	81	1.50	29	1.58	2,753
2018	2,222	2.17	67	1.62	-	-	2,289
2017 and prior	6,170	2.44	131	1.75	-	-	6,301
Total	$16,419		$473		$31		$16,923

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$359	$-	$359
2022	552	17	569
2021	477	14	491
2020	83	1	84
2019	103	12	115
2018 and prior	55	3	58
Total	$1,629	$47	$1,676

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$81	$23	$104
Additions (reductions) from provision for credit loss expense (1)	8	1	9
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$89	$24	$113

	For the Nine
	Months Ended
	September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss expense (1)	6	9	15
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$89	$24	$113

	For the Three
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$72	$9	$81
Additions (reductions) from provision for credit loss expense (1)	8	2	10
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Nine
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	2	(6)	(4)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

(1)We recognized less than $(1) million and $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2023 and 2022, respectively. We recognized $(1) million and less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the nine months ended September 30, 2023 and 2022, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $54 million and $50 million as of September 30, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2023, and December 31, 2022, alternative investments included investments in 337 and 328 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(1,057)	$-	$(3,805)	$-
State and municipal bonds	(62)	-	(214)	-
RMBS	(19)	-	(74)	-
CMBS	(7)	-	(60)	-
ABS	(4)	-	(57)	-
Hybrid and redeemable preferred securities	(1)	-	(3)	-
Total intent to sell impairments	$(1,150)	$-	$(4,213)	$-

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(1)	$-	$(16)	$(2)
RMBS	-	(2)	1	(4)
ABS	-	(3)	(1)	(5)
Total credit loss benefit (expense)	$(1)	$(5)	$(16)	$(11)

(1)Represents impairment of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $212 million pre-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment on certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,522	$4,522	$3,210	$3,210
Securities pledged under securities lending agreements (2)	290	280	298	287
Investments pledged for FHLBI (3)	2,920	3,860	3,130	3,925
Total payables for collateral on investments	$7,732	$8,662	$6,638	$7,422

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2023	2022
Collateral payable for derivative investments	$1,312	$(2,140)
Securities pledged under securities lending agreements	(8)	59
Investments pledged for FHLBI	(210)	-
Total increase (decrease) in payables for collateral on investments	$1,094	$(2,081)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$281	$-	$-	$-	$281
Foreign government bonds	1	-	-	-	1
Equity securities	8	-	-	-	8
Total gross secured borrowings	$290	$-	$-	$-	$290

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.0 billion, and we had re-pledged $335 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $87 million as of September 30, 2023.

Investment Commitments

As of September 30, 2023, our investment commitments were $2.3 billion, which included $1.8 billion of LPs, $257 million of mortgage loans on real estate and $217 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of total investments. As of December 31, 2022, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the Federal National Mortgage Association with a fair value of $1.0 billion and $702 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $19.5 billion and $19.2 billion, respectively, or 14% and 15%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.5 billion and $14.3 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.2 billion and $3.0 billion as of September 30, 2023, and December 31, 2022, respectively.

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

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for certain annuity contracts and life insurance products. Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate. For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate. There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA), fixed indexed annuity, IUL and VUL products.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA) and VUL products. Put options are contracts that require buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA) and VUL products.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$663	$-	$145	$1,377	$4	$232
Foreign currency contracts (1)	4,578	550	33	4,383	643	18
Total cash flow hedges	5,241	550	178	5,760	647	250
Fair value hedges:
Interest rate contracts (1)	484	15	15	524	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	89,067	1,003	1,398	105,977	709	935
Foreign currency contracts (1)	353	24	1	395	27	2
Equity market contracts (1)	285,520	8,194	3,366	142,653	5,135	2,035
Commodity contracts (1)	27	9	11	13	14	3
Credit contracts (1)	307	-	-	-	-	-
LPR ceded derivative (2)	-	184	-	-	212	-
Embedded derivatives:
Reinsurance-related (3)	-	933	-	-	681	-
Indexed annuity and IUL contracts (3) (4)	-	586	7,174	-	525	4,783
Total derivative instruments	$380,999	$11,498	$12,143	$255,322	$7,952	$8,052

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

(4)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2023
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$27,214	$16,713	$22,487	$20,800	$3,000	$90,214
Foreign currency contracts (2)	252	953	1,592	2,092	42	4,931
Equity market contracts	193,990	74,261	7,014	9	10,246	285,520
Commodity contracts	27	-	-	-	-	27
Credit contracts	-	-	307	-	-	307
Total derivative instruments
with notional amounts	$221,483	$91,927	$31,400	$22,901	$13,288	$380,999

(1)As of September 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.

(2)As of September 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

Cumulative Fair Value
Hedging Adjustment
Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$498	$587	$-	$44

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	102	(392)
Foreign currency contracts	(92)	178
Change in foreign currency exchange rate adjustment	30	623
Income tax benefit (expense)	(9)	(87)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Foreign currency contracts (1)	42	48
Foreign currency contracts (2)	4	29
Income tax benefit (expense)	(10)	(16)
Balance as of end-of-period	$296	$518

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2023			2022
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(867)	$1,466	$1,895	$33	$1,241	$2,094

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(41)	-	-	(42)	-
Derivatives designated as
hedging instruments	-	41	-	-	42	-
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	-	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	2	14	-	25	19	-

Non-Qualifying Hedges
Interest rate contracts	(604)	-	-	(552)	-	-
Foreign currency contracts	-	-	-	4	-	-
Equity market contracts	163	-	-	(188)	-	-
Commodity contracts	(1)	-	-	(6)	-	-
Credit contracts	-	-	-	(2)	-	-
LPR ceded derivative	-	-	18	-	-	24
Embedded derivatives:
Reinsurance-related	243	-	-	382	-	-
Indexed annuity and IUL
contracts	572	-	-	347	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2023			2022
	Realized	Net		Realized	Net
	Gain	Investment		Gain	Investment
	(Loss)	Income	Benefits	(Loss)	Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(4,513)	$4,351	$5,766	$541	$3,931	$6,118

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(44)	-	-	(164)	-
Derivatives designated as						-
hedging instruments	-	44	-	-	164
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	-	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	4	42	-	29	48	-

Non-Qualifying Hedges
Interest rate contracts	(592)	-	-	(1,998)	-	-
Foreign currency contracts	(2)	-	-	6	-	-
Equity market contracts	913	-	-	(2,100)	-	-
Commodity contracts	10	-	-	4	-	-
Credit contracts	(2)	-	-	(2)	-	-
LPR ceded derivative	-	-	28	-	-	127
Embedded derivatives:
Reinsurance-related	252	-	-	1,361	-	-
Indexed annuity and IUL
contracts	(1,706)	-	-	3,030	-	-

As of September 30, 2023, $59 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNL	Counter-	LNL
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNL)	Party)	LNL)	Party)

AA-	$1,061	$(42)	$383	$(6)
A+	3,326	(379)	1,718	(151)
A	57	(49)	1,099	-
A-	58	-	-	-
	$4,502	$(470)	$3,200	$(157)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$8,553	$1,519	$10,072
Gross amounts offset	(3,099)	-	(3,099)
Net amount of assets	5,454	1,519	6,973
Gross amounts not offset:
Cash collateral	(4,502)	-	(4,502)
Non-cash collateral (1)	(952)	-	(952)
Net amount	$-	$1,519	$1,519

Financial Liabilities
Gross amount of recognized liabilities	$1,870	$7,174	$9,044
Gross amounts offset	(1,242)	-	(1,242)
Net amount of liabilities	628	7,174	7,802
Gross amounts not offset:
Cash collateral	(470)	-	(470)
Non-cash collateral (2)	(158)	-	(158)
Net amount	$-	$7,174	$7,174

(1)Excludes excess non-cash collateral received of $826 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)Excludes excess non-cash collateral pledged of $320 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

(2)There was no excess non-cash collateral pledged as of December 31, 2022.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
DAC, VOBA and DSI
Variable Annuities	$4,027	$4,047
Fixed Annuities	454	479
Traditional Life	1,372	1,336
UL and Other	6,099	6,002
Group Protection	147	141
Retirement Plan Services	264	258
Total DAC, VOBA and DSI	$12,363	$12,263

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
DFEL
Variable Annuities	$303	$310
UL and Other	5,343	4,735
Total DFEL	$5,646	$5,045

The following tables summarize the changes in DAC (in millions):

	For the Nine Months Ended September 30, 2023
						Retirement
	Variable	Fixed	Traditional	UL and	Group	Plan
	Annuities	Annuities	Life	Other	Protection	Services

Balance as of beginning-of-year	$3,880	$439	$1,286	$5,518	$141	$241
Deferrals	269	31	148	346	79	15
Amortization	(281)	(51)	(106)	(217)	(73)	(14)
Balance as of end-of-period	$3,868	$419	$1,328	$5,647	$147	$242

	For the Year Ended December 31, 2022
						Retirement
	Variable	Fixed	Traditional	UL and	Group	Plan
	Annuities	Annuities	Life	Other	Protection	Services

Balance as of beginning-of-year	$3,860	$448	$1,146	$5,269	$140	$239
Deferrals	390	60	266	537	98	21
Amortization	(370)	(69)	(126)	(288)	(97)	(19)
Balance as of end-of-year	$3,880	$439	$1,286	$5,518	$141	$241

DAC amortization expense of $248 million and $742 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $242 million and $725 million for the corresponding periods in 2022.

The following tables summarize the changes in VOBA (in millions):

	For the Nine Months Ended
	September 30, 2023
	Fixed	Traditional	UL and
	Annuities	Life	Other

Balance as of beginning-of-year	$17	$50	$454
Deferrals	-	-	1
Amortization	(2)	(6)	(32)
Balance as of end-of-period	$15	$44	$423

	For the Year Ended
	December 31, 2022
	Fixed	Traditional	UL and
	Annuities	Life	Other

Balance as of beginning-of-year	$20	$59	$499
Deferrals	-	-	2
Amortization	(3)	(9)	(47)
Balance as of end-of-year	$17	$50	$454

VOBA amortization expense of $13 million and $40 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $14 million and $44 million for the corresponding periods in 2022. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):

	For the Nine Months Ended September 30, 2023
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services

Balance as of beginning-of-year	$167	$23	$30	$17
Deferrals	3	-	1	5
Amortization	(11)	(3)	(2)	-
Balance as of end-of-period	$159	$20	$29	$22

	For the Year Ended December 31, 2022
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services

Balance as of beginning-of-year	$181	$27	$31	$14
Deferrals	2	-	1	4
Amortization	(16)	(4)	(2)	(1)
Balance as of end-of-year	$167	$23	$30	$17

DSI amortization expense of $5 million and $16 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $6 million and $17 million for the corresponding periods in 2022.

The following tables summarize the changes in DFEL (in millions):

	For the Nine
	Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
	Variable	UL and	Variable	UL and
	Annuities	Other	Annuities	Other

Balance as of beginning-of-year	$310	$4,735	$318	$3,902
Deferrals	15	799	22	1,060
Amortization	(22)	(191)	(30)	(227)
Balance as of end-of-period	$303	$5,343	$310	$4,735

DFEL amortization of $74 million and $213 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $63 million and $192 million for the corresponding periods in 2022.

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

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $114 million and $315 million as of September 30, 2023 and December 31, 2022, respectively. The decrease was primarily attributable to the release of the allowance for credit losses related to a third-party reinsurer, Scottish Re (U.S.) Inc. (“Scottish Re”), where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured. See Note 18 for additional information.

9. Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Nine Months Ended
			September 30, 2023
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Life Insurance	2,186	(2,186)	-	-	-
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,930	$(2,786)	$1,144	$-	$1,144

			For the Nine Months Ended
			September 30, 2022
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Life Insurance	2,186	(1,552)	634	(634)	-
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,930	$(2,152)	$1,778	$(634)	$1,144

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

We concluded that, for the third quarter of 2022, there were not indicators of impairment for our remaining reporting units (Annuities, Group Protection and Retirement Plan Services).

As of October 1, 2022, we performed our annual quantitative goodwill impairment test for our other reporting units, and, as of such date, the fair value was in excess of the carrying value for each of the Annuities, Group Protection and Retirement Plan Services reporting units.

During the fourth quarter of 2023, we will perform our annual quantitative goodwill impairment test as of October 1, 2023, on all of our reporting units.

10. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,966	$1,293	$(2,673)	$2,666	$2,004	$(662)
Fixed Annuities	105	88	(17)	117	72	(45)
Retirement Plan Services	37	4	(33)	24	2	(22)
Total MRBs	$4,108	$1,385	$(2,723)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended			As of or For the Year Ended
	September 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	3	-	-	12	-	(3)
Attributed fees collected	1,127	23	4	1,571	32	6
Benefit payments	(49)	-	-	(63)	-	-
Effect of changes in interest rates	(2,347)	(66)	(7)	(9,346)	(232)	(55)
Effect of changes in equity markets	(1,430)	(5)	(6)	4,293	12	18
Effect of changes in equity index volatility	(358)	6	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	182	4	-	661	10	3
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	(33)	70	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	(66)	15	(2)	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	(1,460)	42	(34)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(1,213)	(59)	1	(2,173)	(40)	(2)
Balance as of end-of-period	(2,673)	(17)	(33)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(1,457)	-	(6)	294	-	-
Balance as of end-of-period, net of reinsurance	$(1,216)	$(17)	$(27)	$(956)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	6,235	188	9	7,974	171	15

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

Effect of Assumption Review

For the nine months ended September 30, 2023, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to volatility and policyholder GLB utilization behavior assumptions, partially offset by unfavorable impacts from updates to mortality and policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder GLB utilization and lapse behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

For the year ended December 31, 2022, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 14 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

11. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	September 30,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$145,178	$142,892
Exchange-traded funds	269	258
Fixed maturity AFS securities	161	169
Cash and invested cash	70	98
Other investments	132	119
Total separate account assets	$145,810	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Variable Annuities	$105,192	$105,573
UL and Other	22,642	20,920
Retirement Plan Services	17,928	16,996
Other Operations (1)	48	47
Total separate account liabilities	$145,810	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($42 million as of September 30, 2023, and December 31, 2022) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended			As of or For the Year Ended
	September 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	UL and	Plan	Variable	UL and	Plan
	Annuities	Other	Services	Annuities	Other	Services
Balance as of beginning-of-year	$105,573	$20,920	$16,996	$136,665	$24,785	$21,068
Gross deposits	2,137	1,178	1,576	3,371	1,900	2,378
Withdrawals	(7,402)	(227)	(1,795)	(9,238)	(454)	(2,378)
Policyholder assessments	(1,883)	(714)	(121)	(2,603)	(938)	(164)
Change in market performance	6,320	1,573	1,316	(23,194)	(4,371)	(3,710)
Net transfers from (to) general account	447	(88)	(44)	572	(2)	(198)
Balance as of end-of-period	$105,192	$22,642	$17,928	$105,573	$20,920	$16,996

Cash surrender value	$103,729	$20,324	$17,914	$103,987	$18,666	$16,982

12. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Variable Annuities	$26,772	$22,184
Fixed Annuities	23,655	23,338
UL and Other	36,810	37,258
Retirement Plan Services	24,099	25,138
Other (1)	5,441	6,054
Total policyholder account balances	$116,777	$113,972

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.1 billion and $5.7 billion as of September 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2023
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services
Balance as of beginning-of-year	$22,184	$23,338	$37,258	$25,138
Gross deposits	3,626	2,698	2,737	2,026
Withdrawals	(508)	(2,861)	(1,077)	(3,262)
Policyholder assessments	(1)	(41)	(3,337)	(10)
Net transfers from (to) separate account	(311)	-	90	(297)
Interest credited	391	469	1,101	504
Change in fair value of embedded derivative instruments	1,391	52	38	-
Balance as of end-of-period	$26,772	$23,655	$36,810	$24,099

Weighted-average crediting rate	2.1%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,235	$188	$301,876	$9
Cash surrender value	25,629	22,753	32,685	24,094

	As of or For the Year Ended December 31, 2022
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services
Balance as of beginning-of-year	$19,148	$22,522	$37,719	$23,579
Gross deposits	5,178	3,284	3,905	4,012
Withdrawals	(417)	(2,511)	(1,215)	(3,579)
Policyholder assessments	(2)	(51)	(4,446)	(13)
Net transfers from (to) separate account	(492)	-	2	510
Interest credited	287	532	1,476	629
Change in fair value of embedded derivative instruments	(1,518)	(438)	(183)	-
Balance as of end-of-year	$22,184	$23,338	$37,258	$25,138

Weighted-average crediting rate	1.4%	2.4%	3.9%	2.6%
Net amount at risk (1)(2)	$7,974	$171	$302,481	$15
Cash surrender value	21,147	22,502	33,130	25,133

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2023
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	5	-	-	-	8	13
2.01% - 3.00%	602	-	-	-	-	602
3.01% - 4.00%	1,429	-	-	-	-	1,429
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	24,718
Total	$2,046	$-	$-	$-	$8	$26,772

Fixed Annuities
Up to 1.00%	$744	$427	$515	$518	$2,427	$4,631
1.01% - 2.00%	481	106	212	456	1,264	2,519
2.01% - 3.00%	1,881	32	6	-	3	1,922
3.01% - 4.00%	929	-	-	-	-	929
4.01% and above	182	-	-	-	-	182
Other (1)	-	-	-	-	-	13,472
Total	$4,217	$565	$733	$974	$3,694	$23,655

UL and Other
Up to 1.00%	$284	$-	$192	$34	$362	$872
1.01% - 2.00%	553	-	-	-	3,181	3,734
2.01% - 3.00%	6,998	11	147	-	-	7,156
3.01% - 4.00%	15,385	-	1	-	-	15,386
4.01% and above	3,783	-	-	-	-	3,783
Other (1)	-	-	-	-	-	5,879
Total	$27,003	$11	$340	$34	$3,543	$36,810

Retirement Plan Services
Up to 1.00%	$407	$596	$762	$4,882	$2,837	$9,484
1.01% - 2.00%	610	2,405	1,474	668	-	5,157
2.01% - 3.00%	2,594	-	-	-	-	2,594
3.01% - 4.00%	5,223	-	-	-	-	5,223
4.01% and above	1,641	-	-	-	-	1,641
Total	$10,475	$3,001	$2,236	$5,550	$2,837	$24,099

	As of December 31, 2022
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	-	-	1,979
3.01% - 4.00%	1,326	-	-	-	-	1,326
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,555
Total	$4,927	$646	$769	$1,055	$2,386	$23,338

UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	15,858	-	1	-	-	15,859
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,528
Total	$27,776	$156	$195	$29	$3,574	$37,258

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

13. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Payout Annuities (1)	$1,943	$2,003
Traditional Life (1)	3,252	3,190
Group Protection (2)	5,373	5,462
UL and Other (3)	14,899	14,777
Other Operations (4)	9,157	9,651
Other (5)	3,236	3,219
Total future contract benefits	$37,860	$38,302

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.3 billion and $5.4 billion as of September 30, 2023, and December 31, 2022, respectively) and Swiss Re ($2.0 billion and $2.2 billion as of September 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
	Payout	Traditional	Payout	Traditional
	Annuities	Life	Annuities	Life
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$-	$5,896	$-	$6,610
Less: Effect of cumulative changes in discount
rate assumptions	-	(584)	-	843
Beginning balance at original discount rate	-	6,480	-	5,767
Effect of changes in cash flow assumptions	-	(5)	-	(382)
Effect of actual variances from expected
experience	-	(262)	-	(21)
Adjusted balance as of beginning-of-year	-	6,213	-	5,364
Issuances	-	460	-	1,655
Interest accrual	-	176	-	209
Net premiums collected	-	(588)	-	(742)
Flooring impact of LFPB	-	3	-	(6)
Ending balance at original discount rate	-	6,264	-	6,480
Effect of cumulative changes in discount
rate assumptions	-	(527)	-	(584)
Balance as of end-of-period	$-	$5,737	$-	$5,896

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,003	$9,086	$2,511	$10,353
Less: Effect of cumulative changes in discount
rate assumptions	(263)	(793)	266	1,460
Beginning balance at original discount rate (1)	2,266	9,879	2,245	8,893
Effect of changes in cash flow assumptions	17	(21)	-	(321)
Effect of actual variances from expected
experience	(1)	(289)	3	(5)
Adjusted balance as of beginning-of-year	2,282	9,569	2,248	8,567
Issuances	83	460	122	1,655
Interest accrual	64	270	84	326
Benefit payments	(142)	(479)	(188)	(669)
Ending balance at original discount rate (1)	2,287	9,820	2,266	9,879
Effect of cumulative changes in discount
rate assumptions	(344)	(831)	(263)	(793)
Balance as of end-of-period	$1,943	$8,989	$2,003	$9,086

Net balance as of end-of-period	$1,943	$3,252	$2,003	$3,190
Less: reinsurance recoverables	11	232	10	270
Net balance as of end-of-period, net of reinsurance	$1,932	$3,020	$1,993	$2,920

Weighted-average duration of future policyholder
benefit liability (years)	9	10	9	11

(1)Includes DPL within Payout Annuities of $38 million, $38 million and $22 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2023, Payout Annuities had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality assumptions, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, Payout Annuities did not have any significant assumption updates. Traditional Life had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and lapse assumptions resulting in lower projected premiums and benefits, and a corresponding increase in reserves. For the year ended December 31, 2022, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$-	$-	$-	$-
Expected future benefit payments	3,552	1,943	3,471	2,003
Traditional Life
Expected future gross premiums	13,410	8,802	13,166	8,887
Expected future benefit payments	13,372	8,989	13,026	9,086

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Payout Annuities
Gross premiums	$16	$49	$88	$92
Interest accretion	22	21	64	63
Traditional Life
Gross premiums	293	285	885	841
Interest accretion	31	30	94	87

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.8%	5.3%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	5.6%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Nine	As of or For
	Months	the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	(27)	15
Effect of actual variances from expected
experience	(233)	(117)
Adjusted beginning-of-year balance	5,799	5,572
New incidence	1,267	1,777
Interest	122	141
Benefit payments	(1,095)	(1,431)
Ending balance at original discount rate	6,093	6,059
Effect of cumulative changes in discount
rate assumptions	(720)	(597)
Balance as of end-of-period	5,373	5,462
Less: reinsurance recoverables	117	127
Balance as of end-of-period, net of reinsurance	$5,256	$5,335

Weighted-average duration of liability for future
claims (years)	5	4

For the nine months ended September 30, 2023, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to long-term disability and life waiver claim termination rate assumptions, partially offset by unfavorable impacts from updates to long-term disability social security offset assumptions. For the nine months ended September 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,148	$6,093	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Group Protection
Gross premiums	$874	$852	$2,645	$2,523
Interest accretion	39	33	122	111

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Group Protection
Interest accretion rate	3.0%	2.8%
Current discount rate	5.7%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Nine	As of or For
	Months	the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,777	$12,513
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,682	11,400
Effect of changes in cash flow assumptions	173	3,108
Effect of actual variances from expected
experience	(28)	195
Adjusted beginning-of-year balance	15,827	14,703
Issuances	-	7
Interest accrual	573	626
Net assessments collected	334	974
Benefit payments	(473)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	16,261	15,682
Effect of cumulative changes in shadow
balance in AOCI	(136)	(905)
Balance as of end-of-period	14,899	14,777
Less: reinsurance recoverables	1,897	1,975
Balance as of end-of-period, net of reinsurance	$13,002	$12,802

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

For the nine months ended September 30, 2023, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder lapse behavior assumptions, partially offset by a favorable impact from updates to interest rate assumptions. For the nine months ended September 30, 2023, we did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.7 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. We had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
UL and Other
Gross assessments	$337	$690	$1,794	$2,097
Interest accretion	197	175	573	446

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
UL and Other
Interest accretion rate	5.1%	5.0%

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$100,387	$100,387	$99,465	$99,465
Trading securities	2,749	2,749	3,446	3,446
Equity securities	383	383	427	427
Mortgage loans on real estate	18,661	16,553	18,211	16,477
Derivative investments	5,454	5,454	3,519	3,519
Other investments	4,428	4,428	3,577	3,577
Cash and invested cash	2,285	2,285	2,499	2,499
MRB assets	4,108	4,108	2,807	2,807
Other assets:
Ceded MRBs	273	273	540	540
Reinsurance-related embedded derivatives	933	933	681	681
Indexed annuity ceded embedded derivatives	586	586	525	525
LPR ceded derivative	184	184	212	212
Separate account assets	145,810	145,810	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(43,068)	(30,869)	(43,550)	(34,251)
Indexed annuity and IUL contracts embedded derivatives	(7,174)	(7,174)	(4,783)	(4,783)
MRB liabilities	(1,385)	(1,385)	(2,078)	(2,078)
Short-term debt	(497)	(497)	(562)	(562)
Long-term debt	(2,244)	(2,114)	(2,269)	(2,166)
Other liabilities:
Ceded MRBs	(1,736)	(1,736)	(246)	(246)
Derivative liabilities	(628)	(628)	(254)	(254)
Remaining guaranteed interest and similar contracts	(433)	(433)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Fair value	$315	$487
Aggregate contractual principal	341	514

As of September 30, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$72,294	$6,467	$78,761
U.S. government bonds	332	40	-	372
State and municipal bonds	-	4,638	33	4,671
Foreign government bonds	-	270	-	270
RMBS	-	1,857	12	1,869
CMBS	-	1,701	-	1,701
ABS	-	11,051	1,337	12,388
Hybrid and redeemable preferred securities	45	262	48	355
Trading securities	-	2,399	350	2,749
Equity securities	1	245	137	383
Mortgage loans on real estate	-	-	315	315
Derivative investments (1)	-	8,918	877	9,795
Other investments – short-term investments	-	170	-	170
Cash and invested cash	-	2,285	-	2,285
MRB assets	-	-	4,108	4,108
Other assets:
Ceded MRBs	-	-	273	273
Reinsurance-related embedded derivatives	-	933	-	933
Indexed annuity ceded embedded derivatives	-	-	586	586
LPR ceded derivative	-	-	184	184
Separate account assets	429	145,381	-	145,810
Total assets	$807	$252,444	$14,727	$267,978

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(7,174)	$(7,174)
MRB liabilities	-	-	(1,385)	(1,385)
Other liabilities:
Ceded MRBs	-	-	(1,736)	(1,736)
Derivative liabilities (1)	-	(4,105)	(864)	(4,969)
Total liabilities	$-	$(4,105)	$(11,159)	$(15,264)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 10.

	For the Three Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,177	$(7)	$(13)	$353	$(43)	$6,467
State and municipal bonds	36	(2)	(1)	-	-	33
RMBS	6	-	(1)	-	7	12
ABS	1,208	-	(5)	247	(113)	1,337
Hybrid and redeemable preferred
securities	60	-	1	-	(13)	48
Trading securities	351	(3)	-	(4)	6	350
Equity securities	125	12	-	-	-	137
Mortgage loans on real estate	404	2	(3)	(88)	-	315
Derivative investments	31	(26)	-	8	-	13
Other assets:
Ceded MRBs (3)	401	(128)	-	-	-	273
Indexed annuity ceded embedded
derivatives (4)	603	(49)	-	32	-	586
LPR ceded derivative (5)	202	(18)	-	-	-	184
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(7,600)	621	-	(195)	-	(7,174)
Other liabilities – ceded MRBs (3)	(1,440)	(296)	-	-	-	(1,736)
Total, net	$564	$106	$(22)	$353	$(156)	$845

	For the Three Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,531	$1	$(512)	$(34)	$(16)	$7,970
Foreign government bonds	37	-	(3)	-	-	34
RMBS	1	-	-	9	-	10
ABS	1,153	-	(38)	123	(147)	1,091
Hybrid and redeemable preferred
securities	99	(1)	(34)	(6)	-	58
Trading securities	620	(24)	-	3	3	602
Equity securities	145	24	-	(1)	-	168
Mortgage loans on real estate	528	(1)	(4)	(28)	-	495
Derivative investments	3	3	-	-	(1)	5
Other assets:
Ceded MRBs (3)	2,337	(722)	-	-	-	1,615
Indexed annuity ceded embedded
derivatives (4)	440	(47)	-	63	-	456
LPR ceded derivative (5)	215	(24)	-	-	-	191
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(3,366)	394	-	(222)	-	(3,194)
Other liabilities – ceded MRBs (3)	(115)	(54)	-	-	-	(169)
Total, net	$10,628	$(451)	$(591)	$(93)	$(161)	$9,332

	For the Nine Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$(19)	$2	$1,302	$(4)	$6,467
State and municipal bonds	35	(4)	3	(1)	-	33
RMBS	1	-	(1)	5	7	12
CMBS	-	-	-	(4)	4	-
ABS	1,117	-	(3)	567	(344)	1,337
Hybrid and redeemable preferred
securities	49	-	(2)	(2)	3	48
Trading securities	581	(1)	-	(236)	6	350
Equity securities	153	(17)	-	1	-	137
Mortgage loans on real estate	487	-	2	(174)	-	315
Derivative investments	2	(28)	-	8	31	13
Other assets:
Ceded MRBs (3)	540	(267)	-	-	-	273
Indexed annuity ceded embedded
derivatives (4)	525	(37)	-	98	-	586
LPR ceded derivative (5)	212	(28)	-	-	-	184
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(1,669)	-	(722)	-	(7,174)
Other liabilities – ceded MRBs (3)	(246)	(1,490)	-	-	-	(1,736)
Total, net	$3,859	$(3,560)	$1	$842	$(297)	$845

	For the Nine Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$2	$(1,514)	$583	$98	$7,970
Foreign government bonds	41	-	(7)	-	-	34
RMBS	3	-	-	21	(14)	10
CMBS	-	-	-	17	(17)	-
ABS	870	-	(98)	576	(257)	1,091
Hybrid and redeemable preferred
securities	90	(1)	(25)	(6)	-	58
Trading securities	828	(82)	-	(143)	(1)	602
Equity securities	91	54	-	23	-	168
Mortgage loans on real estate	739	(16)	(10)	(218)	-	495
Derivative investments	21	5	(6)	-	(15)	5
Other assets:
Ceded MRBs (3)	4,114	(2,499)	-	-	-	1,615
Indexed annuity ceded embedded
derivatives (4)	528	(214)	-	142	-	456
LPR ceded derivative (5)	318	(127)	-	-	-	191
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	3,244	-	(307)	-	(3,194)
Other liabilities – ceded MRBs (3)	(17)	(152)	-	-	-	(169)
Total, net	$10,296	$214	$(1,660)	$688	$(206)	$9,332

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$435	$(47)	$-	$(35)	$-	$353
ABS	279	-	-	(32)	-	247
Trading securities	-	-	-	(4)	-	(4)
Mortgage loans on real estate	1	-	-	(89)	-	(88)
Derivative investments	9	-	(1)	-	-	8
Other assets – indexed annuity ceded
embedded derivatives	28	-	-	4	-	32
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(231)	-	-	36	-	(195)
Total, net	$521	$(47)	$(1)	$(120)	$-	$353

	For the Three Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$207	$(138)	$(50)	$(51)	$(2)	$(34)
RMBS	9	-	-	-	-	9
ABS	213	-	-	(90)	-	123
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	11	-	-	(8)	-	3
Equity securities	-	(1)	-	-	-	(1)
Mortgage loans on real estate	2	-	-	(30)	-	(28)
Other assets – indexed annuity ceded
embedded derivatives	37	-	-	26	-	63
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(181)	-	-	(41)	-	(222)
Total, net	$298	$(139)	$(50)	$(194)	$(8)	$(93)

	For the Nine Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,825	$(164)	$(34)	$(314)	$(11)	$1,302
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	736	(2)	-	(167)	-	567
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(155)	-	(81)	-	(236)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	5	-	-	(179)	-	(174)
Derivative investments	9	-	(1)	-	-	8
Other assets – indexed annuity ceded
embedded derivatives	112	-	-	(14)	-	98
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(846)	-	-	124	-	(722)
Total, net	$1,847	$(322)	$(35)	$(635)	$(13)	$842

	For the Nine Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,105	$(236)	$(74)	$(179)	$(33)	$583
RMBS	21	-	-	-	-	21
CMBS	17	-	-	-	-	17
ABS	768	-	-	(185)	(7)	576
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	282	(220)	-	(205)	-	(143)
Equity securities	32	(9)	-	-	-	23
Mortgage loans on real estate	14	-	-	(232)	-	(218)
Other assets – indexed annuity ceded
embedded derivatives	76	-	-	66	-	142
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(410)	-	-	103	-	(307)
Total, net	$1,905	$(465)	$(74)	$(632)	$(46)	$688

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Trading securities (1)	$(3)	$(23)	$(2)	$(81)
Equity securities (1)	12	23	(17)	54
Mortgage loans on real estate (1)	2	(1)	(1)	(16)
Derivative investments (1)	(25)	2	(27)	5
MRBs (2)	1,001	56	1,133	(795)
Other assets – LPR ceded derivative (3)	(18)	(24)	(28)	(127)
Embedded derivatives – indexed annuity
and IUL contracts (1)	(4)	(55)	(223)	4
Total, net	$965	$(22)	$835	$(956)

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

(3)Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$(17)	$(517)	$(5)	$(1,521)
State and municipal bonds	-	-	3	-
Foreign government bonds	-	(2)	-	(7)
RMBS	(1)	-	(1)	-
ABS	(5)	(39)	(4)	(101)
Hybrid and redeemable preferred
securities	-	(35)	(2)	(25)
Mortgage loans on real estate	(3)	(4)	1	(10)
Total, net	$(26)	$(597)	$(8)	$(1,664)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2023			September 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$36	$(79)	$(43)	$37	$(53)	$(16)
RMBS	12	(5)	7	-	-	-
ABS	-	(113)	(113)	15	(162)	(147)
Hybrid and redeemable preferred
securities	-	(13)	(13)	-	-	-
Trading securities	6	-	6	4	(1)	3
Derivative investments	-	-	-	-	(1)	(1)
Total, net	$54	$(210)	$(156)	$56	$(217)	$(161)

1
	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2023			September 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$194	$(198)	$(4)	$265	$(167)	$98
RMBS	12	(5)	7	-	(14)	(14)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(346)	(344)	16	(273)	(257)
Hybrid and redeemable preferred
securities	16	(13)	3	-	-	-
Trading securities	6	-	6	4	(5)	(1)
Derivative investments	31	-	31	-	(15)	(15)
Total, net	$265	$(562)	$(297)	$285	$(491)	$(206)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$186	Discounted cash flow	Liquidity/duration adjustment (2)	(0.1)%	-	3.7%	2.0%
State and municipal
bonds	33	Discounted cash flow	Liquidity/duration adjustment (2)	0.8%	-	1.9%	1.8%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	1.5%	1.4%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	4,108
Other assets – ceded MRBs	273	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.74%	-	2.56%	2.15%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	29%	13.65%

Other assets – indexed
annuity ceded embedded
derivatives	586	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

Other assets – LPR ceded
derivative	184	Discounted cash flow	Lapse (3)	0%	-	1.55%	(10)
			Non-performance risk (6)	0.74%	-	2.56%	1.94%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(7,163)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,385)
Other liabilities – ceded
MRBs	(1,736)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.74%	-	2.56%	2.15%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	29%	13.65%

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

•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement except for policies with GDB riders only, an increase in mortality inputs would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. We are vigorously defending this matter.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit.

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

16. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,526)	$9,153
Unrealized holding gains (losses) arising during the period	(2,781)	(25,928)
Change in foreign currency exchange rate adjustment	(21)	(620)
Change in future contract benefits and policyholder account balances	491	2,395
Income tax benefit (expense)	478	5,159
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3,704)	(9)
Income tax benefit (expense)	778	2
Balance as of end-of-period	$(7,433)	$(9,834)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258
Unrealized holding gains (losses) arising during the period	10	(214)
Change in foreign currency exchange rate adjustment	30	623
Income tax benefit (expense)	(9)	(87)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	46	78
Income tax benefit (expense)	(10)	(16)
Balance as of end-of-period	$296	$518
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,739	$1,951
Adjustment arising during the period	(944)	285
Income tax benefit (expense)	202	(61)
Balance as of end-of-period	$997	$2,175
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$790	$(1,101)
Adjustment arising during the period	326	2,470
Income tax benefit (expense)	(69)	(527)
Balance as of end-of-period	$1,047	$842
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(11)
Balance as of end-of-period	$(17)	$(11)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(4,293)	$(9)	Realized gain (loss)
Associated change in future contract benefits	589	-	Benefits
Reclassification before income tax benefit (expense)	(3,704)	(9)	Income (loss) before taxes
Income tax benefit (expense)	778	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(2,926)	$(7)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$-	$1	Net investment income
Foreign currency contracts	42	48	Net investment income
Foreign currency contracts	4	29	Realized gain (loss)
Reclassifications before income tax benefit (expense)	46	78	Income (loss) before taxes
Income tax benefit (expense)	(10)	(16)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$36	$62	Net income (loss)

17. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 in our 2022 Form 10-K, as updated by Note 20 in the May 2023 Form 8-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Items related to annuity product features, which include changes in MRBs, including gains and losses and benefit payments, changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity contracts and the associated index options we hold to hedge them, including collateral expense associated with the hedge program (collectively, “net annuity product features”);

•Items related to life insurance product features, which include changes in the fair value of derivatives we hold as part of VUL hedging, changes in reserves resulting from benefit ratio unlocking associated with the impact of capital markets, and changes in the fair value of the embedded derivative liabilities of our IUL contracts and the associated index options we hold to hedge them (collectively, “net life insurance product features”);

•Credit loss-related adjustments on fixed maturity AFS securities, mortgage loans on real estate and reinsurance-related assets (“credit loss-related adjustments”);

•Changes in the fair value of equity securities, certain derivatives, certain other investments and realized gains (losses) on sales, disposals and impairments of financial assets (collectively, “investment gains (losses)”);

•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and mortgage loans on real estate electing the fair value option (“changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans”);

•GLB rider fees ceded to LNBAR;

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

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts and the associated index options we hold to hedge them (collectively, “revenue adjustments from annuity and life insurance product features”);

•Credit loss-related adjustments;

•Investment gains (losses);

•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans;

•GLB rider fees ceded to LNBAR;

•Revenue adjustments from the initial adoption of new accounting standards; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Operating revenues:
Annuities	$1,095	$1,021	$3,236	$3,071
Life Insurance	1,627	1,536	4,920	4,756
Group Protection	1,387	1,332	4,174	3,958
Retirement Plan Services	321	312	972	936
Other Operations	32	28	106	93
Revenue adjustments from annuity and life insurance product features	268	192	154	725
Credit loss-related adjustments	(25)	(132)	(50)	(120)
Investment gains (losses) (1)	(1,091)	13	(4,228)	4
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	190	193	251	633
GLB rider fees ceded to LNBAR	(227)	(231)	(694)	(701)
Total revenues	$3,577	$4,265	$8,841	$13,355

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Annuities	$190	$225	$626	$727
Life Insurance	(152)	(1,945)	(152)	(1,946)
Group Protection	67	12	246	15
Retirement Plan Services	39	43	120	149
Other Operations	(76)	(73)	(203)	(199)
Net annuity product features, after-tax	951	184	1,212	(56)
Net life insurance product features, after-tax (2)	196	20	308	16
Credit loss-related adjustments, after-tax	(20)	(104)	(40)	(95)
Investment gains (losses), after-tax (1)	(852)	10	(3,330)	3
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	151	152	198	500
GLB rider fees ceded to LNBAR, after-tax	(179)	(182)	(547)	(554)
Impairment of intangibles	-	(634)	-	(634)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (3)	-	-	(7)	-
Net income (loss)	$315	$(2,292)	$(1,569)	$(2,074)

(1)Includes a $1.2 billion pre-tax ($909 million after-tax) and a $4.2 billion pre-tax ($3.3 billion after-tax) impairment of fixed maturity AFS securities in an unrealized loss position for the three and nine months ended September 30, 2023, respectively, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $168 million after-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment of certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information, see Notes 4 and 8.

(2)Includes $128 million and $458 million after-tax for the three and nine months ended September 30, 2023, respectively, related to the Fortitude Re reinsurance transaction. For more information, see Note 8.

(3)Includes costs pertaining to the Fortitude Re reinsurance transaction. For more information, see Note 8.

Other segment information (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Assets
Annuities	$173,558	$165,711
Life Insurance	97,466	97,412
Group Protection	9,450	9,828
Retirement Plan Services	41,821	42,117
Other Operations	21,260	20,595
Total assets	$343,555	$335,663

18. Realized Gain (Loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Gross gains	$1	$10	$34	$14
Gross losses	(3)	(14)	(114)	(23)
Credit loss benefit (expense) (1)	(1)	(5)	(16)	(11)
Intent to sell impairments (2)	(1,150)	-	(4,213)	-
Realized gain (loss) on equity securities (3)	8	16	(20)	(5)
Credit loss benefit (expense) on mortgage loans on real estate	(9)	(9)	(16)	5
Credit loss benefit (expense) on reinsurance-related assets (4)	(15)	(117)	(19)	(115)
Realized gain (loss) on the mark-to-market on certain instruments (5)(6)	341	250	136	715
Indexed product derivative results (7)	4	(25)	(199)	113
GLB rider fees ceded to LNBAR	(227)	(231)	(693)	(701)
GLB and GDB hedge allowance	201	187	610	583
Other realized gain (loss)	(17)	(29)	(3)	(34)
Total realized gain (loss)	$(867)	$33	$(4,513)	$541

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $212 million pre-tax as of September 30, 2023.  Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment on certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Notes 4 and 8 for additional information.

(3)Includes mark-to-market adjustments on equity securities still held of $9 million and $16 million for the three months ended September 30, 2023 and 2022, respectively, and $(22) million and less than $1 million for the nine months ended September 30, 2023 and 2022, respectively.

(4)Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.

(5)Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.

(6)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $(1) million for the three months ended September 30, 2023 and 2022, respectively, and $1 million and $(18) million for the nine months ended September 30, 2023 and 2022, respectively.

(7)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

19. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 11% and 26% for the three and nine months ended September 30, 2023, respectively, compared to 18% and 19%, respectively, for the corresponding periods in 2022. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items. For the nine months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three and nine months ended September 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis (“MNA”) of the results of operations is intended to help the reader understand the financial condition as of September 30, 2023, compared with December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023, compared with the corresponding periods in 2022 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”), as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023 (the “May 2023 Form 8-K”); and other reports filed with the SEC.

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2022 Form 10-K and Note 1 herein for a description of the business.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 17. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

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

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K as updated by the May 2023 Form 8-K and Note 14 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

Liability for Future Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period. See “Annual Assumption Review” below for more information.

Universal Life Insurance Products with Secondary Guarantees

We issue UL-type contracts where we provide a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated based on the application of a benefit ratio (calculated as the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

For additional information on future contract benefits, see Note 13.

Market Risk Benefits

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

We issue variable and fixed annuity contracts that may include various types of guaranteed living benefit (“GLB”) and guaranteed death benefit (“GDB”) riders that we have accounted for as MRBs. For contracts that contain multiple riders that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. We report ceded MRBs associated with these reinsurance agreements in other assets or other liabilities on the Consolidated Balance Sheets.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 14. See “Annual Assumption Review” below for more information.

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

The hedging results do not impact LNL due to the modified coinsurance arrangement with LNBAR, as LNL cedes these derivative results to LNBAR. For additional information on MRBs, see Note 10.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 17.

For additional information on the liability for policyholder account balances, see Note 12.

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

Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2023	2022
Income (loss) from operations:
Annuities	$(12)	$1
Life Insurance	(119)	(1,853)
Group Protection	24	(12)
Retirement Plan Services	-	-
Excluded from income (loss) from operations	(47)	123
Net income (loss)	$(154)	$(1,741)

The impacts of our annual assumption review were driven primarily by the following:

2023

•For Annuities, the unfavorable impact was driven by updates to mortality assumptions.

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50 basis points increase in our long-term new money investment yield assumption.

•For Group Protection, the favorable impact was driven by updates to long-term disability and life waiver claim termination rate assumptions, partially offset by the unfavorable impact due to updates to long-term disability social security offset assumptions.

•For excluded from income (loss) from operations, the unfavorable impact, related to net annuity product features, was driven by updates to mortality and policyholder lapse behavior assumptions and other items, partially offset by a favorable impact from updates to volatility and policyholder GLB utilization behavior assumptions.

2022

•For Life Insurance, the unfavorable impact was driven by updates to the policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.7 billion, after-tax, as well as updates to mortality and morbidity assumptions and other items.

•For Group Protection, the unfavorable impact was driven by updates to long-term disability incidence and severity assumptions, partially offset by the favorable impact of updates to life waiver termination assumptions.

•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees that impacted ceded reserves.

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

We apply significant judgment when determining the estimated fair value of our reporting units. Factors that can influence the value of goodwill include capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows. Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength. Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

In the third quarter of 2022, as a result of the capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented the write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter of 2022, there were not indicators of impairment for our remaining reporting units (Annuities, Group Protection and Retirement Plan Services). As of October 1, 2022, we performed our annual quantitative goodwill impairment test for our other reporting units, and, as of such date, the fair value was in excess of the carrying value for each of the Annuities, Group Protection and Retirement Plan Services reporting units.

During the fourth quarter of 2023, we will perform our annual quantitative goodwill impairment test as of October 1, 2023, on all of our reporting units.

For more information on goodwill, see Notes 1 and 9 herein and “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” and Note 9 in our 2022 Form 10-K.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax assets and liabilities for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

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

As of September 30, 2023, we had an approximate $2.0 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of September 30, 2023, we had an approximate $840 million deferred tax asset related to the portfolio of investments anticipated to be sold in the Fortitude Re reinsurance transaction. See “Results of Consolidated Operations – Additional Information” below and Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain investments in limited partnerships, sales of certain corporate assets and other investment management strategies. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and

•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of September 30, 2023, we had a $248 million deferred tax asset related to net operating loss carryforwards and a $62 million deferred tax asset related to credit carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. The credit carryforwards expire in 10 and 20 years for foreign tax credits and general business credits, respectively.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized. For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2022 Form 10-K. For additional information on income taxes, see Note 19.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Annuities	$190	$225	$626	$727
Life Insurance	(152)	(1,945)	(152)	(1,946)
Group Protection	67	12	246	15
Retirement Plan Services	39	43	120	149
Other Operations	(76)	(73)	(203)	(199)
Net annuity product features, after-tax	951	184	1,212	(56)
Net life insurance product features, after-tax	196	20	308	16
Credit loss-related adjustments, after-tax	(20)	(104)	(40)	(95)
Investment gains (losses), after-tax	(852)	10	(3,330)	3
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax	151	152	198	500
GLB rider fees ceded to LNBAR, after-tax	(179)	(182)	(547)	(554)
Impairment of intangibles	-	(634)	-	(634)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	-	(7)	-
Net income (loss)	$315	$(2,292)	$(1,569)	$(2,074)

Comparison of the Three Months Ended September 30, 2023 to 2022

Net income increased due primarily to the following:

•Less unfavorable impact from our annual assumption review.

•Higher gain in net annuity product features driven by favorable MRB-related impacts attributable to the impact of capital markets.

•Goodwill impairment in 2022 in our Life Insurance segment.

•More favorable gains in net life insurance product features driven by the impact of capital markets on our benefit ratio.

•Investment income on alternative investments in 2023 compared to negative performance on alternative investments in 2022.

•Lower total loss ratio in our Group Protection segment.

The increase in net income was partially offset by investment losses in 2023 compared to investment gains in 2022 driven primarily by a $909 million after-tax impairment on fixed maturity AFS securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Net income increased due primarily to the following:

•Less unfavorable impact from our annual assumption review.

•Gain in net annuity product features compared to a loss in 2022, driven by gains in MRB-related impacts in 2023 compared to losses in 2022 attributable to the impact of capital markets, partially offset by losses in indexed net derivative product results in 2023 compared to gains in 2022 attributable to the impact of capital markets.

•Goodwill impairment in 2022 in our Life Insurance segment.

•More favorable gains in net life insurance product features driven by the impact of capital markets on our benefit ratio, partially offset by mark-to-market losses on hedges associated with VUL products.

•Lower total loss ratio in our Group Protection segment.

The increase in net income was partially offset by the following:

•Investment losses in 2023 compared to investment gains in 2022 driven by a $3.3 billion after-tax impairment on fixed maturity AFS securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction.

•Less favorable changes in the fair value of reinsurance-related embedded derivatives related to certain modified coinsurance arrangements, partially offset by less unfavorable changes in the fair value of trading securities.

•Higher compensation-related expenses and other costs pertaining to business operations.

Additional Information

Within the investment portfolio anticipated to be sold in the Fortitude Re reinsurance transaction discussed above, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $168 million after-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment of certain of these securities during the third quarter due to market fluctuations. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information on the Fortitude Re reinsurance transaction, see Notes 4 and 8.

For a discussion of the goodwill impairment, see “Critical Accounting Policies and Estimates – Goodwill” above.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$24	$57	$116	$112
Fee income	512	529	1,508	1,648
Net investment income	472	330	1,351	1,021
Amortization of deferred gain on
business sold through reinsurance	11	6	22	20
Other revenues (2)	76	99	239	270
Total operating revenues	1,095	1,021	3,236	3,071
Operating Expenses
Benefits (1)	43	78	175	177
Interest credited	331	225	915	649
Policyholder liability remeasurement
(gain) loss	19	1	17	3
Commissions and other expenses	493	467	1,449	1,417
Total operating expenses	886	771	2,556	2,246
Income (loss) from operations before taxes	209	250	680	825
Federal income tax expense (benefit)	19	25	54	98
Income (loss) from operations	$190	$225	$626	$727

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

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

•Higher policyholder liability remeasurement loss driven by the impact from our annual assumption review.

•Lower fee income driven by higher fees allocated to support the cost of hedging GLB and GDB riders.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, due to higher average fixed account balances, impacts to portfolio yields from the current interest rate environment and higher investment income on alternative investments within our surplus portfolio.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.

•Higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

•Higher policyholder liability remeasurement loss driven by the impact from our annual assumption review.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, due to higher average fixed account balances and impacts to portfolio yields from the current interest rate environment, partially offset by lower prepayment and bond make-whole premiums.

•Lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

We expect an ongoing increase in income from operations in future quarters of approximately $5 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three and nine months ended September 30, 2023, and 7% for the corresponding periods in 2022. Our outflow rate increase in 2023 is due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed annuities and indexed variable annuities, also referred to as registered index-linked annuities, have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$239	$239	$697	$669
Fee income	729	733	2,236	2,224
Net investment income	652	559	1,964	1,849
Amortization of deferred gain (loss) on
business sold through reinsurance	3	3	9	9
Other revenues	4	2	14	5
Total operating revenues	1,627	1,536	4,920	4,756
Operating Expenses
Benefits	1,026	1,005	3,090	2,888
Interest credited	321	326	965	969
Policyholder liability remeasurement
(gain) loss	180	2,388	181	2,534
Commissions and other expenses	301	289	899	851
Total operating expenses	1,828	4,008	5,135	7,242
Income (loss) from operations before taxes	(201)	(2,472)	(215)	(2,486)
Federal income tax expense (benefit)	(49)	(527)	(63)	(540)
Income (loss) from operations	$(152)	$(1,945)	$(152)	$(1,946)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2023 to 2022

Loss from operations for this segment decreased due primarily to lower policyholder liability remeasurement (gain) loss driven by less unfavorable impacts from the annual assumption review, partially offset by higher benefits due to growth in reserves.

The decrease in loss from operations was partially offset by higher commissions and other expenses due to higher compensation-related expenses and other costs pertaining to business operations.

Additionally, for the three months ended September 30, 2023, the decrease in loss from operations was driven by higher net investment income, net of interest credited, driven by investment income on alternative investments compared to negative performance on alternative investments in the third quarter of 2022 and growth in investments, partially offset by lower prepayment and bond make-whole premiums.

Additionally, for the nine months ended September 30, 2023, the decrease in loss from operations was driven by higher net investment income, net of interest credited, driven by higher investment income on alternative investments and growth in investments, and higher insurance premiums due to growth in business in force, partially offset by lower prepayment and bond make-whole premiums.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $30 million to $35 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums	$1,251	$1,200	$3,765	$3,556
Net investment income	83	82	252	253
Other revenues (1)	53	50	157	149
Total operating revenues	1,387	1,332	4,174	3,958
Operating Expenses
Benefits	979	994	3,036	3,003
Interest credited	1	1	4	4
Policyholder liability remeasurement
(gain) loss	(39)	(22)	(260)	(55)
Commissions and other expenses	361	345	1,083	987
Total operating expenses	1,302	1,318	3,863	3,939
Income (loss) from operations before taxes	85	14	311	19
Federal income tax expense (benefit)	18	2	65	4
Income (loss) from operations	$67	$12	$246	$15

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by lower disability incidence, new life claim incurrals and the impact from our annual assumption review, partially offset by higher life and disability claims severity.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other operating costs pertaining to business operations and higher commissions due to growth in business in force.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims and the impact from our annual assumption review, partially offset by growth in business in force.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other operating costs pertaining to business operations and higher commissions due to growth in business in force.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” for information on the impacts from our annual assumption review.

Additional Information

Our total loss ratio for the three and nine months ended September 30, 2023, was 75.2% and 73.8%, respectively, compared to 81.0% and 83.0% for the corresponding periods in 2022, respectively.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Fee income	$64	$61	$190	$194
Net investment income	247	243	754	715
Other revenues (1)	10	8	28	27
Total operating revenues	321	312	972	936
Operating Expenses
Interest credited	165	161	501	469
Commissions and other expenses	111	102	330	294
Total operating expenses	276	263	831	763
Income (loss) from operations before taxes	45	49	141	173
Federal income tax expense (benefit)	6	6	21	24
Income (loss) from operations	$39	$43	$120	$149

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations and trail commissions resulting from higher average account balances.

The decrease in income from operations was partially offset by higher fee income driven by higher average account balances.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by compensation-related expenses and other costs pertaining to business operations and trail commissions resulting from higher average fixed account balances.

•Lower fee income driven by lower average account balances.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, higher average fixed account balances and higher investment income on alternative investments within our surplus portfolio, partially offset by lower investment income on prepayment and bond make-whole premiums.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12% for the three and nine months ended September 30, 2023, and 10% and 11%, respectively, for the corresponding periods in 2022.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 17% as of September 30, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$-	$-	$3	$1
Net investment income	30	27	83	93
Other revenues	2	1	20	(1)
Total operating revenues	32	28	106	93
Operating Expenses
Benefits	16	17	53	50
Interest credited	9	9	27	30
Policyholder liability remeasurement
(gain) loss	(5)	-	(3)	2
Other expenses	23	11	43	32
Interest and debt expense	49	36	142	96
Spark program expense	36	44	101	118
Total operating expenses	128	117	363	328
Income (loss) from operations before taxes	(96)	(89)	(257)	(235)
Federal income tax expense (benefit)	(20)	(16)	(54)	(36)
Income (loss) from operations	$(76)	$(73)	$(203)	$(199)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher other expenses driven by higher costs pertaining to business operations.

The increase in loss from operations was partially offset by the following:

•Lower Spark program expense as part of our Spark Initiative.

•Lower benefits, net of policyholder liability remeasurement (gain) loss, driven by favorable reserve adjustments in our institutional pension business.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price decreased during the nine months ended September 30, 2023, compared to a more significant decrease during the corresponding period in 2022.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the nine months ended September 30, 2023, compared to a decrease during the corresponding period in 2022.

•More favorable income tax benefit driven by favorable market impacts on tax preferred investment income.

•Lower Spark program expense as part of our Spark Initiative.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. When considering our liquidity, it is important to distinguish between our needs, the needs of LLANY and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our or LLANY’s statutory surplus and risk-based capital (“RBC”).

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $271 million and $3.5 billion for the nine months ended September 30, 2023 and 2022, respectively. In addition, we received capital contributions from LNC of zero and $5 million during the three and nine months ended September 30, 2023, respectively, compared to $80 million and $145 million for the corresponding periods in 2022. We paid dividends to LNC of $105 million and $365 million during the three and nine months ended September 30, 2023, respectively, compared to $275 million and $580 million for the corresponding periods in 2022. We also received dividends from our subsidiaries of $76 million and $341 million during the three and nine months ended September 30, 2023, respectively, compared to $65 million and $260 million for the corresponding periods in 2022.

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

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries where each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of September 30, 2023, we had a net receivable balance of $250 million due from certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of September 30, 2023, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2023, we had securities pledged under securities lending agreements with a carrying value of $290 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2023, we were in a net collateral payable position of $4.0 billion compared to $3.0 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K, as updated by the May 2023 Form 8-K, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2022 Form 10-K for information on our financial strength ratings.

If our current financial strength ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s Investors Service (“Moody's”)). On October 9, 2023, Moody’s downgraded the financial strength ratings of LNL and LLANY from A1 to A2 (6th highest of 21), due in part to a decrease in our capital from the third quarter 2022 annual assumption review, and revised its ratings outlook from negative to stable for LNL and LLANY. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

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

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 10. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 10 and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2022 Form 10-K, as updated by the May 2023 Form 8-K. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Market Risk Benefits.”

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

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after September 30, 2023, relative to interest rates remaining flat.

	1%	1%
Segment	Increase	Decrease
Annuities (1)	$(21)	$21
Life Insurance	7	(7)
Group Protection	6	(5)
Retirement Plan Services	(3)	(3)
Other Operations	(7)	7
Income (loss) from operations	$(18)	$13

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

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President (the principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2023, as a result of the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”). On September 25, 2023, the court granted in part and denied in part plaintiff’s motion for leave to amend the complaint, and on October 10, 2023, plaintiff filed an amended complaint.

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in the 2022 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (“Second Quarter 2023 Form 10-Q”). After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced from $117.75 million to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company (discussed in the First Quarter 2023 Form 10-Q and the Second Quarter 2023 Form 10-Q). The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in in our 2022 Form 10-K. With respect to the question that was certified to the New York Court of Appeals, on October 19, 2023, the New York Court of Appeals answered the question in Lincoln Life & Annuity Company of New York’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit.

See Note 15 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended September 30, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 109, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2023

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 7, 2023	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)