Form 10-K
period 2023-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2024-03-15
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.

Commission File Number 000-55871
________________________________
THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)
________________________________

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1301 South Harrison Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 455 - 2000

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant      included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☒
As of March 15, 2024, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.
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

Item 1. Business

OVERVIEW

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”) is a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”). We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, Inc. (“LFD”), our wholesale distributor, and Lincoln Financial Advisors Corporation (“LFA”), part of LNC’s retail distributor, Lincoln Financial Network (“LFN”). LNL’s principal businesses consist of underwriting annuities, life insurance and deposit-type contracts through multiple distribution channels. LNL is licensed and sells its products throughout the U.S. and several U.S. territories.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Life Insurance
Group Protection
Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments

The results of LFN and LFD are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2023, LFD had approximately 520 internal and external wholesalers (including sales and relationship managers). As of December 31, 2023, LFN offered LNL and non-proprietary products and advisory services through a national network of approximately 13,000 active producers who placed business with us within the last 24 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 20.

Sale of Wealth Management Business

On December 14, 2023, our parent company LNC announced that it had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business operated through LFN, which includes our subsidiary LFA and certain of our non-insurance company subsidiaries. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including regulatory approvals. For additional information, see Note 1.

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities, fixed (including indexed) annuities and indexed variable annuities, also referred to as registered index-linked annuities (“RILA”). The “fixed” and “variable” classifications describe whether we or the contract holders bear the investment risk of the assets supporting the contract. With “indexed variable” annuities, the extent to which we or the contract holders bear the investment risk of the assets is based on the investment allocations. The annuity classification also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products, as asset-based fees charged to variable products, or as both for RILA products.

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

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account balance for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable to withdrawals during the early years of the annuity contract, with a declining level of surrender charges over time.

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

We offer the optional Lincoln ProtectedPaySM lifetime income suite, which provides a GWB and includes: Secure Core, Secure Plus and Secure Max, and Select Core, Select Plus and Select Max. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually for a specified period of time at the greater of a specified simple rate or account balance growth. The riders provide higher income if the contract holder delays withdrawals. The Secure Core and Select Core riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of income. The Secure Plus and Secure Max riders and Select Plus and Select Max riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account balance falls to zero. Contract holders under the Secure riders are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Select riders are subject to restrictions on the allocation of their account balance within the various investment choices.

We also offer the American Legacy® Target Date Income variable annuity with an optional Target Date Income Benefit rider, which combines target date investing with a protected lifetime income. Contract holders who elect the Target Date Income Benefit are automatically allocated to the Target Date Fund based on their year of birth. The protected lifetime income is based on a percentage rate of income for their age at the time of purchase of the optional rider, which will grow at the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account balance growth.

In addition, we offer the i4LIFE® Advantage and i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. In general, GIB is an optional feature available with the i4LIFE Advantage rider and a non-optional feature on the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Contract holders under the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options.

We also offer the 4LATER® Select Advantage rider. This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under the i4LIFE Advantage Select Guaranteed Income Benefit rider. The 4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value. Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account balance within the various investment choices.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. These GLB riders are reinsured among various reinsurance counterparties on either a modified coinsurance or coinsurance basis. We cede a portion of the GLB riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on a modified coinsurance basis. The modified coinsurance basis includes a dynamic hedging strategy designed to mitigate selected risk. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Market Risk Benefits” in the MNA. For information regarding risks related to our guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

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

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Derivatives” in the MNA.

RILA

Lincoln Level Advantage® is our RILA product. Lincoln Level Advantage provides the contract holder the ability to direct the investment of premium deposits into one or more variable funds and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM and the NASDAQ-100 Index®.

We charge mortality and expense assessments and administrative fees on the variable funds to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account balance for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer a GDB rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE® Advantage rider. This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account balance for transfers and additional withdrawals.

We use derivatives to hedge the equity market risk associated with our indexed variable annuity products. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Derivatives” in the MNA.

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

In general, the Life Insurance segment’s sources of revenue include premium payments, cost of insurance assessments, expense and fee charges and investment income. In turn, this segment incurs expenses, which include paying death claims, long-term care claims, and surrender benefits, crediting interest, and accruing reserves for future claim payments, as well as other expenses related to the business. The difference between revenue earned and expenses incurred is the profit for the Life Insurance business. Profitability, including fluctuations from period to period, is impacted by factors such as changes in sales of products, mortality experience (the frequency and magnitude of mortality claims paid during a given period), persistency and investment income. The impact of each factor varies by product type.

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL insurance products provide life insurance with account balances that earn rates of return solely based on company-declared interest rates. Contract holder account balances are invested in our general account investment portfolio, so we bear the risk of investment performance. Our fixed IUL products function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account balances earn credits based on the performance of indexes such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL and Lincoln WealthAccumulate® IUL.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account balance to cover all policy charges for cost of insurance and expenses for the coming period. Under certain contract holder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account balance and accrued with interest. The client has access to their account balance (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders. Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account balances for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.

We offer a survivorship version of our individual IUL products, Lincoln WealthPreserve® SIUL. This product insures two lives with a single policy and pays death benefits upon the second death.

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account balance, but using different expense charges, cost of insurance charges and credited interest rates. The parameters for the secondary guarantee requirement are listed in the contract. As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force. The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero. During 2022, we discontinued new sales of UL products with secondary guarantees, but we still have an in-force block of such products that we continue to administer.

VUL

VUL products are UL products that provide a return on account balances linked to an underlying investment portfolio of variable funds offered through the product. The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. As the return on the investment portfolio increases or decreases, that portion of the account balance of the VUL policy will increase or decrease. In addition, VUL products offer a fixed account option that is managed by us. As with fixed UL products, contract holders have access, within contractual maximums, to account balances through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period. Our single life VUL offerings include Lincoln AssetEdge® VUL and Lincoln VULONE insurance products. Our COLI products are also VUL-type products.

We also offer a survivorship version of our individual VUL products, Lincoln SVULONE. This product insures two lives with a single policy and pays death benefits upon the second death.

We offer lifetime guaranteed benefit riders with our Lincoln VULONE and Lincoln SVULONE products. The ONE rider features guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account balance equals zero.

Our secondary guarantee benefits maintain the flexibility of a UL or VUL policy, which allow a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. Additional premium may be deposited to extend the length of the guarantee. For additional information on our reserves on UL and VUL products with secondary guarantees, see Note 13.

Linked-Benefit Life Products and Products with Critical Illness Riders

Lincoln MoneyGuard®, our linked-benefit life product group, combines UL or VUL with long-term care insurance through the use of a rider or riders. The policy rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-

term care need, reducing the remaining death benefit, and, once the death benefit is exhausted, offers access to an additional pool of dollars that can be used for qualified long-term care expenses. Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness or long-term care insurance by the use of riders attached to IUL or VUL policies. These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Our term life insurance products give the contract holder the option to convert into a UL, IUL or VUL product. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

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

Products

Disability Insurance and Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group and voluntary disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days, and provides benefits for a longer period, up to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services for employer self-funded, state-specific statutory disability and paid family leave programs.

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

We also offer comprehensive employer-sponsored fully insured vision plans with a wide range of benefits for protecting employees’ and their covered dependents’ sight and vision health. All plans provide access to a national network of providers, with in and out-of-network benefits.

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

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and marketing representatives develop business through employee benefit brokers, consultants, and other employee benefit firms that work with employers to provide access to our products.

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

Claims Administration

Claims for the Group Protection segment are managed by claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract or self-insured plan and in compliance with federal and state laws and regulations. Efficient and accurate disability claims management is especially important to customer service satisfaction and segment results. Financial results can be impacted by both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and to assist in the development of return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies include a waiver of premium provision in the event of the insured’s disability. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market: LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity. The LINCOLN ALLIANCE program is a mutual fund-based recordkeeping platform. These offerings primarily cover the 403(b), 401(k) and 457 plan marketplaces. The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to for-profit entities; and 457 plans are available to not-for-profit entities and state and local government entities. The investment options for our products encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

LINCOLN DIRECTORSM group variable annuity is primarily a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account balances. The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account. The Retirement Plan Services segment earns revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services. We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account. Through the LINCOLN DIRECTOR product, as well the LINCOLN ALLIANCE® product discussed below, we also offer our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance. These target-date portfolios are also available with an income solution in the form of a GWB.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account balance. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment spreads on fixed annuities.

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

•Through a group annuity contract or funding agreement, we offer fixed return products to retirement plans and other institutional contract holders where we do not provide plan recordkeeping services. The fixed annuity or funding agreement is used within small, mid-large and large employer plan sponsors or institutional investors. The contract provides a conservative investment option for those seeking stability. In some cases, we earn investment spreads on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

Distribution

Retirement Plan Services products are primarily distributed in two ways: through our Institutional Retirement Distribution team and by LFD. These teams distribute these products through advisers, consultants, banks, wirehouses and individual planners. We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund program is sold primarily by affiliated advisers. The LINCOLN ALLIANCE program is sold primarily through consultants, registered independent advisers and both affiliated and non-affiliated financial advisers, planners and wirehouses. LINCOLN DIRECTOR group variable annuity is sold in the small plan marketplace by intermediaries, including financial advisers and planners.

Competition

The retirement plan marketplace is very competitive and comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer-size markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality of wholesale distribution access to intermediary firms and brand recognition. Our key differentiator is our technology enabled people-connected service model, which leverages digitally focused tools with personalized support and has been shown to drive positive outcomes for plan sponsors and participants.

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

As of December 31, 2023, the policy for our reinsurance program was to retain up to $20 million on a single insured life. For more information, see Note 8.

Some portions of our annuity and life businesses have been reinsured on either a coinsurance or a modified coinsurance basis with other companies. In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a modified coinsurance program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Fortitude Reinsurance Company Ltd. (“Fortitude Re”), Protective Life Insurance Company, Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”), Athene Holding Ltd. (“Athene”) and LNBAR, a wholly-owned reinsurance subsidiary of LNC, represent our largest reinsurance exposures. LNBAR is an affiliate of LNL as both are wholly-owned subsidiaries of LNC, but LNBAR is not a subsidiary of LNL. LNBAR assumes risk from LNL under certain variable annuity contracts and certain UL contracts with secondary guarantees.

For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MNA and Note 8. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves. For more information on reserves, see “Summary of Critical Accounting Estimates – Future Contract Benefits” in the MNA. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

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

Derivatives are used primarily for hedging purposes. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in interest rate fluctuations, credit risks, foreign exchange risks, equity risks and the market-implied volatilities associated with guaranteed benefit riders available in our variable annuity products.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see Notes 1 and 4.
FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of LNL and LLANY.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations. There may be other rating agencies that also rate our insurance companies that we do not disclose in our reports.

The insurer financial strength rating scales of AM Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•AM Best – A++ to D
•Fitch – AAA to C
•Moody’s – Aaa to C
•S&P – AAA to D

As of March 8, 2024, the financial strength ratings of LNL and LLANY, as published by the principal rating agencies that rate us, were as follows:

	AM Best	Fitch	Moody's	S&P

LNL	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

LLANY	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

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

Our insurer financial strength ratings for LNL and LLANY are on outlook stable except for the ratings assigned by Fitch, which are on outlook negative. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or LLANY can maintain these ratings. Each rating should be evaluated independently of any other rating.

REGULATORY

Insurance Regulation

Similar to other insurance companies, we are subject to regulation and supervision by the states, territories and countries in which we are licensed to do business. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to supervisory agencies. The U.S. federal government does not directly regulate the insurance industry. In the United States, this power is vested in state insurance departments.

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. We, LLANY and our captive reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of LNL or any of our insurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2023.

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

In August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative interest maintenance reserves (“IMR”) as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance became effective for periods ending September 30, 2023, and will sunset on December 31, 2025, and has the effect of modestly increasing our statutory capital and risk-based capital (“RBC”) ratio.

In December 2022, the NAIC approved changes to Actuarial Guideline XLIX (“AG49”) that affect the way insurance companies are permitted to illustrate certain IUL products. We were required to comply with the amended guideline, AG49-B, for any IUL products sold on, or after, May 1, 2023, and such compliance could impact our sales of such products. The NAIC is also considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these life and annuity contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. These modifications are expected to be implemented by January 1, 2025, at the earliest. Effective December 31, 2022, the NAIC revised the C-2 mortality calculation that resulted in a small decrease in RBC. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of declining value of insurance subsidiaries and risk from off-balance sheet and other miscellaneous accounts

Asset risk – others	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value

Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future

Interest rate risk, health	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
credit risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees

Business risk	C-4	Risk of general business

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

Accordingly, factors that have an impact on the total adjusted capital of us and LLANY, such as the permitted practices discussed above or changes in actuarial assumptions that cause us to increase our reserves, will also affect our RBC levels. Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;
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

As of December 31, 2023, our RBC ratio and the ratio reported by LLANY to our respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain our RBC ratios in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting us or LLANY, many of which could be outside of our control, will not cause our RBC ratios to fall below the “company action level” or below our targeted levels, which are significantly higher than the “company action level.” These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our general accounts; and an inability to finance life reserves.

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

Privacy and Cybersecurity Regulation

We collect, process and maintain personal information from individuals who interact with our business, which subjects us to numerous privacy laws and regulations. These laws require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure; disclose our collection, processing, use and sharing practices to individuals; allow individuals, in certain circumstances, to access, correct, and delete their personal information; and, in some cases, allow individuals to opt out of certain data sharing practices. We must also promptly notify and report certain types of incidents involving this data. The laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted.

We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For example, in 2017, the New York Department of Financial Services (“NYDFS”) enacted a regulation establishing cybersecurity requirements for financial services companies (the “NYDFS Cybersecurity Regulation”). The NYDFS Cybersecurity Regulation included specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events. In November 2023, the NYDFS adopted amendments to the NYDFS Cybersecurity Regulation. The key changes include enhanced governance requirements, additional controls, requirements for more regular risk and vulnerability assessments, as well as more robust incident planning, updated notification requirements and updated training requirements.

While we employ robust and tested privacy and information security programs, as legislatures and regulators establish further laws and regulations for addressing privacy and cybersecurity, we may need to amend our policies and adapt our internal procedures. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses.”

Securities, Broker-Dealer and Investment Adviser Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Exchange Act and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our investment adviser or broker-dealer subsidiaries are subject to federal securities laws and to examination requirements and regulation by state and federal securities regulators. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of such inquiries and examinations. For more information about regulatory and litigation matters generally, see Note 18.

Standard of Conduct Regulation

As a result of overlapping efforts by the Department of Labor (“DOL”), the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the distribution of our products.

DOL Fiduciary Advice Rule

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

On October 31, 2023, the DOL again issued a proposed rule to redefine the meaning of “investment advice fiduciary” that would substantially expand the range of activities considered to be fiduciary investment advice under ERISA. The proposal would also amend the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. If finalized as proposed, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. After a public comment period, the proposed rule is expected to be finalized and go into effect in the second or third quarter of 2024. It is uncertain at this time whether these changes would have a material impact on our business.

SEC Regulation Best Interest

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

State Law Standard of Conduct Rules and Regulations

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

If the final DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Fixed Indemnity Excepted Benefits Legislation

On July 7, 2023, the DOL, Department of Health and Human Services and the Department of Treasury issued a proposed tri-agency federal rule that would change how hospital indemnity insurance and other fixed indemnity benefits qualify as “excepted benefits” under the Health Insurance Portability and Accountability Act (“HIPAA”). If finalized as proposed, the rule would change the current structure of these products by only allowing hospital indemnity and other fixed indemnity policies to pay benefits in a fixed dollar amount per day (or other time period) of hospitalization or illness, regardless of the actual or estimated amount of expenses incurred, services or items received, severity of illness or injury experienced by a covered participant or beneficiary, or other characteristics particular to a course of treatment received by a covered participant or beneficiary. Notably, the proposed rule provides that benefits cannot be paid on a per item or per service basis to be an excepted benefit (which is a common plan benefit today). It is uncertain at this time whether these changes could materially adversely impact our business, including sales of our supplemental health products.

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

Other Federal Legislation

Tax Legislation

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision became effective for tax years beginning after December 31, 2022. Numerous forms of guidance on the provision were published during 2023 by the Internal Revenue Service and U.S. Treasury. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

We will continue to be actively engaged with policymakers including the Biden Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the 2023 Annual Report of the Board of Trustees of the Federal Old-Age and Survivors Insurance and Federal Disability Insurance Trust Funds, published by the Social Security Administration, projects that the SSDI reserves will not be depleted until 2034.

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

In addition, certain of our regulators and individual states have proposed or adopted, or may propose or adopt, environmental, social and governance (“ESG”) rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes that will require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, subject to a phase-in period with the compliance date dependent on the registrant's filer status, and in October 2023, the Governor of California signed two bills into law that will require significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations” and “– Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.”

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, we had a total of 10,968 employees, all based in the United States. LNC’s mission is to help people to plan, protect and retire with confidence by offering products and services across our four core businesses. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. From the moment our employees become part of our company, they’re empowered to “Be Lincoln” by living and acting with integrity, accountability and passion in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

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

LNC’s Board of Directors provides executive oversight of stated priorities, progress and strategic plans to support diversity, equity and inclusion across the enterprise. Our commitment to diversity, equity and inclusion begins at the highest level of management as a formal expectation of our leaders and all employees, as part of our performance management process. In 2022, LNC launched an annual Diversity, Equity and Inclusion conference available to all employees, featuring internal and external speakers and educational sessions. Our employees are actively involved in our efforts to further diversity, equity and inclusion at the company and beyond, through the work of LNC’s seven Business Resource Groups (“BRGs”). LNC maintains BRG chapters nationwide across seven categories: African American, Asian American, Latino, LGBTQ +, People with Disabilities, Veterans and Women. Each BRG is sponsored and supported by senior leaders across the enterprise.

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

Talent and Development

Our talent strategy supports our ability to identify, develop, engage, retain and reward the talent we need for success in a competitive environment of constant change. Our employees work together with their managers to learn new skills, create an annual individual development plan and shape their careers. Their collaborative efforts are backed by a variety of resources we make available, which provide tools and resources to help employees discover, assess, plan and invest in their careers. In 2022, LNC launched Get CAREER FIT, an enterprise-wide program to support all employees in creating a specific and targeted development plan. This boot-camp style program includes expert advice, exercises and tools to clarify career aspirations and define specific steps to achieve success. As part of the program, managers attend virtual instructor-led training to support their effectiveness in having development conversations with their direct reports.

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

We offer paid time off and various flexible work arrangements, as part of a hybrid work model that was informed by direct feedback from our workforce. In addition, we offer benefits and wellness programs focusing on the physical, emotional, social and financial well-being of our employees. For eligible employees, such programs include:

•a subsidized medical plan with domestic partner eligibility, plus optional dental and vision, a health savings account with a company contribution and a healthcare flexible spending account;
•a well-being program that provides access to personal health coaches, health screenings and flu shots, discounts and reimbursements for programs that promote health;
•an employee assistance program (“EAP”) that provides counseling, work/life resources and tools to manage well-being;
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
•our employee 401(k) plan with a core company contribution, company matching contribution and other convenient features; and
•hospital indemnity, accident and critical illness insurance coverages, short- and long-term disability plans and company-provided life insurance.

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

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by inflation, recessionary conditions, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have at times experienced, and in the future could experience, an elevated incidence of claims, and we could experience changes in the rate of lapses or surrenders of policies or other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. For additional information on our guaranteed crediting rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

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

Throughout 2022 and into 2023, the Federal Reserve increased the federal funds rate target range to combat inflation, with the most recently announced increase in July 2023, when it set the range at 5.25% to 5.50%. In periods of increasing or high interest rates, such as that we are experiencing currently, while higher interest rates will lead to higher yields on our asset portfolios, such increases in yield may be more than offset by increases in crediting rates necessary to keep our interest-sensitive products competitive and potentially higher borrowing costs, thus lowering our spreads. In such a scenario, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

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

Increases in interest rates have in the past and may in the future, cause increased surrenders and withdrawals of insurance products. In periods of high or increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses that reduce our capital position. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in withdrawals and terminations may accelerate amortization of our deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) assets, which would reduce net income.

Because the equity markets impact the profitability and expected profitability of many of our products, changes in equity markets may significantly affect our business and profitability.

The fee income that we earn on certain products, including variable annuities, is based primarily upon account balances, and the fee income that we earn on VUL policies is partially based upon account balances. Because strong equity markets result in higher account balances, strong equity markets positively affect our net income through increased fee income. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC is considering modifications to the economic scenario generator used to calculate annuity and life reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these annuity and life contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. If the NAIC adopts an economic scenario generator that produces scenarios with characteristics that differ significantly from what the current economic scenario generator prescribed in these calculations would produce under the same circumstances, this could have a significant impact on the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation” for a discussion of additional changes under consideration and recent changes implemented by the NAIC, including changes to principles-based reserving and changes to actuarial guidelines, and the impact of such changes on our business.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.

Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2023, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to either LLANY or us that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with the numerous privacy laws and regulations to which we are subject and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability. For more information, see “Item 1. Business – Regulatory – Privacy and Cybersecurity Regulation.”

Many of the employees and associates who conduct our business have access to, and routinely process, personal information (including confidential information from consumers, clients and individuals with whom we have a business relationship) through a variety of media, including information technology systems. Although we rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, our employees and our associates, including service providers, distribution partners, independent agents and others, a breach in the security of our information technology systems, a breach in the security of our associate’s information technology systems, or intentional or unintentional actions by an employee or associate could result in the disclosure or misappropriation of individuals’ personal information. State and federal laws and regulations also require us to disclose our data collection and sharing practices to individuals who interact with us and to provide certain individuals with access to certain pieces of their personal information, the right to request correction of their information, the right to request deletion of their information, and the right to opt out of certain tracking, sharing and processing. We rely on various internal processes and associates to report our practices accurately and to respond appropriately to consumer and customer requests. We cannot predict what, if any, actions from U.S. state and federal regulators may be taken if we fail to maintain these processes or if we or our associates fail to comply with our policies or procedures. If we or our associates fail to comply with applicable processes, policies, procedures and controls, misappropriation or intentional or unintentional inappropriate disclosure or misuse of individuals’ personal information, or violation of applicable state or federal laws, could occur. Such an event could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material impact on our business, financial condition and results of operations. See also “Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” below.

Compliance with existing and emerging rules and regulations governing the use of artificial intelligence (“AI”) could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.

We analyze personal information to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of artificial intelligence on large data sets for activities such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on artificial intelligence to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. More recently, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. Additionally, in October 2023, the White House issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which directs federal agencies and departments to create standards and regulations for the use or oversight of artificial intelligence. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies, which could have a material impact on our business, financial condition and results of operations.

In addition, if the data sets, processes or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or do not meet evolving legal requirements, our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use or our service provider’s use of AI systems could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see “Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses,” below.

Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

Certain existing or potential investors, customers, regulators and other stakeholders evaluate our business or other practices according to a variety of ESG standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes that will require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, subject to a phase-in period with the compliance date dependent on the registrant's filer status, and in October 2023, the Governor of California signed two bills into law that will require significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. ESG-related rules, guidance and policies may impose additional costs, cause changes to our corporate governance and risk management practices and expose the industry to new or additional risks.

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

Federal or state regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations or financial condition.

Our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC, FINRA and/or state securities regulators. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of these examinations and inquiries. These or future regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations or financial condition.

Changes to laws or regulations could adversely affect our distribution model and sales of our products and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business, results of operations or financial condition.

On July 7, 2023, the DOL, Department of Health and Human Services and the Department of Treasury issued a proposed tri-agency federal rule that would change how hospital indemnity insurance and other fixed indemnity benefits qualify as “excepted benefits” under HIPAA. If finalized as proposed, the rule would change the current structure of these products by only allowing hospital indemnity and other fixed indemnity policies to pay benefits in a fixed dollar amount per day (or other time period) of hospitalization or illness, regardless of the actual or estimated amount of expenses incurred, services or items received, severity of illness or injury experienced by a covered participant or beneficiary, or other characteristics particular to a course of treatment received by a covered participant or beneficiary. Notably, the proposed rule provides that benefits cannot be paid on a per item or per service basis to be an excepted benefit (which is a common plan benefit today). While it is uncertain at this time whether these changes could have a material impact on our business, finalization of the rule in its proposed form could adversely impact sales of our supplemental health products, which could adversely affect our business., results of operation or financial condition.

On October 31, 2023, the DOL again issued a proposed rule to redefine the meaning of “investment advice fiduciary” that would substantially expand the range of activities considered to be fiduciary investment advice under ERISA. The proposal would also amend the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. If finalized as proposed, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. After a public comment period, the proposed rule is expected to be finalized and go into effect in the second or third quarter of 2024. It is uncertain at this time whether these changes would have a material impact on our business.

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Exchange Act, which requires broker-dealers and their representatives to act in the best interest of retail customers when making recommendations of any securities transaction, without putting their financial interests ahead of the interests of retail customers. Among other things, the final rule includes provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations. Regulation Best Interest became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers were required to be compliant.

In addition to the SEC and DOL rules, the NAIC and several states have either enacted or proposed laws and regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care and provide additional disclosures when providing advice to their clients, resulting in additional requirements related to the sale of our products. For more information on these regulations, see “Item 1. Business – Regulatory – Standard of Conduct Regulation.”

Additional disclosure and other requirements related to standards of conduct could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise. If the final DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Tax authorities may enact changes in tax law or issue new regulations or other pronouncements that could increase our current tax burden and impose new taxes on our business. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 18 for a description of legal and regulatory proceedings and actions.

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

The Dodd-Frank Act, and corresponding global initiatives, including the European Market Infrastructure Regulation implemented in 2012, imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. The European Market Infrastructure Regulation and matching U.K. rules impose initial margin requirements that largely correspond to the requirements of the Dodd-Frank Act. As an exception, our Europe-based swap providers may be subject to additional margin requirements with respect to equity options beginning in 2024, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain.

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

In addition, we are subject to SAP and specific state insurance regulations. Any changes in the method for calculating reserves for our annuity and life insurance products under SAP or applicable state insurance regulations may result in increased reserve requirements.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and LLANY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we or LLANY must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our VUL insurance guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. Most of these factors are outside of our control. Our insurer financial strength ratings are significantly influenced by our statutory surplus amounts and RBC ratios. Our RBC ratio is also an important factor in the determination of the credit and financial strength ratings of LNC. For example, shortly after LNC’s announcement in November 2022 that LNC expected decreases to our statutory capital and RBC ratio by the end of 2022, AM Best downgraded the financial strength ratings of us and LLANY, due in part to a decrease in our capital, while Moody’s and Fitch revised their financial strength ratings outlooks for us and LLANY from stable to negative. Further, in October 2023, Moody’s downgraded the financial strength ratings of us and LLANY, due in part to the decrease in our capital resulting from our third quarter 2022 annual assumption review, and revised its ratings outlook from negative to stable for us and LLANY. See “Item 1. Business – Financial Strength Ratings” for a full description of our ratings and ratings outlooks, including our S&P ratings and outlooks, certain of which were also downgraded or revised in November 2022 prior to the above-referenced announcement.

In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. For example, in November 2023, S&P implemented changes to its insurer RBC capital adequacy model, which could increase the amount of statutory capital we are required to hold in certain scenarios in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through debt financing, which may be on terms not as favorable as in the past.

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

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders and VUL contracts to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account balances relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial condition and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred and could also have a negative impact in future periods. For example, in the third quarter of 2022, we incurred a substantial charge related to the company’s annual review of reserve assumptions, related primarily to updated lapse assumptions related to UL products with secondary guarantees in response to emerging experience, combined with recently validated external industry perspectives. This charge also impacted our statutory capital in the fourth quarter of 2022. For more information on our annual assumption review, including the most recent review conducted in the third quarter of 2023, see “Summary of Critical Accounting Estimates – Annual Assumption Review” in the MNA. For information on impacts to our statutory capital, see “Liquidity and Capital Resources – Overview” in the MNA.

We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred income tax assets.

If our businesses do not perform well and/or their estimated fair values decline or the price of LNC’s common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the third quarter of 2022, we recorded goodwill impairment of $634 million related to our Life Insurance segment. Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect our statutory capital. For more information on goodwill, see “Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” in the MNA and Note 9.

If, based on available information, including about the performance of a business and its ability to generate future capital gains, we determine that it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition. For more information on our deferred income tax assets, see Note 23.

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

With respect to unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operations and financial condition. See “Summary of Critical Accounting Estimates – Investments” in the MNA for additional information.

Changes to our valuation of investments and our methodologies, estimations and assumptions could harm our results of operations or financial condition.

During periods of market disruption or rapidly-changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our investments may become less liquid and we may base our valuations on less-observable and more subjective inputs, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations or financial condition. See “Summary of Critical Accounting Estimates – Investments” in the MNA for additional information.

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

Our insurance operations are exposed to the risk of catastrophic mortality and morbidity, such as that caused by a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths, injuries or illnesses. In addition, in our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as a pandemic or a natural disaster, could also cause a significant loss due to mortality or morbidity claims. Due to the COVID-19 pandemic that emerged in the first quarter of 2020, we experienced higher mortality claim payments due to an elevation in claim incidence. In addition, we experienced an increase in short-term and long-term disability claims related to the pandemic that negatively impacted our earnings. We expect COVID-19-related mortality to continue to follow U.S. death trends. The likelihood, timing or severity of a future pandemic or other catastrophe cannot be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. Future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

In November 2021, LNC formally communicated a new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, this program is targeting benefits beyond cost savings, including improving the way we work by focusing on reskilling and upskilling our valuable employee base. The multi-year program has and will continue to require significant investment and resource prioritization. If we do not successfully manage and execute the Spark Initiative, or if the program is inadequate or ineffective, we may not achieve all of the cost savings we expect from the initiative, or projected savings may be delayed or not sustained. In addition, our investments related to the program may be greater than expected, and the work we are undertaking with respect to the initiative could result in disruption of our business or distraction of our management and employees. If any of these risks occur, our business, financial condition and results of operations could be materially affected.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by us and LLANY (known as “ceding”). As of December 31, 2023, we ceded $1.1 trillion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge us from our primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MNA and Note 8.

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

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make no assurance regarding the impact of future rate increase actions or outcomes of legal proceedings. See Note 18 for a description of reinsurance-related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased in recent years. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining employees, including financial advisers, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense.

Our information systems are critical to the operation of our business. We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about individuals with whom we interact in the ordinary course of our business. Our business therefore depends on the public’s willingness to entrust us with their personal information.

Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect these relationships. In addition, our flexible hybrid work model, which allows the majority of our employees to work remotely on a regular basis, could increase our operational risk in these areas, including, but not limited to, cybersecurity risks, discussed further below.

Publicly reported cybersecurity vulnerabilities, threats and incidents have increased over recent periods, including a proliferation of ransomware attacks. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware and malware attacks, attacks targeting remote workers, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify affected individuals about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For more information, see “Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors and other third party suppliers with whom we contract and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Although such third parties’ computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, our business, financial condition and results of operations have not been materially affected by such a cybersecurity incident at a third party. The occurrence of such a failure, interruption or security breach of the systems of third parties could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers, clients, agents and revenues and otherwise adversely affect our business and financial results.

Finally, our cyber liability insurance may not be sufficient to protect us against all losses resulting from any cyberattack or other interruption, breach in security or failure of our disaster recovery systems.

For more information on our cybersecurity risk management and strategy and governance, see “Item 1C. Cybersecurity.” We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For more information, see “Item 1. Business – Regulatory – Privacy and Cybersecurity Regulation.”

Acquisitions and dispositions of businesses may not produce anticipated benefits and could result in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

We may from time to time engage in acquisitions of businesses. Once completed, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated. Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees or customers, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications. Factors such as receiving the required governmental or regulatory approvals to merge the acquired entity, delays in implementation or completion of transition activities or a disruption to our or the acquired entity’s business could impact our results.
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. For example, on December 14, 2023, LNC announced that it had entered into an agreement to sell all of the ownership interests in its subsidiaries comprising its wealth management business. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a disposition could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Our ratings and the ratings of LLANY are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or LLANY can maintain our current ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MNA for a description of our ratings. See also “Liquidity and Capital Position – A decrease in our capital and surplus may result in a downgrade to our insurer financial strength ratings” above.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of us or LLANY are not maintained at specified levels.

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. See “Item 1. Business – Reinsurance” for a discussion of the indemnity reinsurance arrangements and the financial strength ratings and/or capital ratios that are required to be maintained under such arrangements. As of December 31, 2023, our and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings. See “Reinsurance” in the MNA for additional information on these indemnity reinsurance agreements.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 43% of the carrying value of our total investments as of December 31, 2023. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Defaults and write-downs on our mortgage loans may adversely affect our profitability.

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

Our businesses are intensely competitive. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price and perceived financial strength and claims-paying ability. Our competitors include insurers, broker-dealers, investment advisers, asset managers, hedge funds and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength ratings than we do. In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. Our customers and clients may engage other financial service providers, and the resulting loss of business may harm our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Operational Risk Management and Strategy

Identifying, assessing and managing material risks from cybersecurity threats is a core component of our overall operational risk management. LNC’s Information Security team is the primary group responsible for cybersecurity and consists of four divisions with specific mandates:

•The security engineering division, which leads our “security by design” efforts to help ensure cybersecurity considerations are taken into account in our applications, cloud architecture and infrastructure;
•The governance, risk and compliance division, which includes responsibility for developing cybersecurity-related policies and procedures, training and supplier security review;
•The cybersecurity response and investigations (“CSRI”) division; and
•The identity access management division, which is responsible for managing access to our data and technology infrastructure.

The work done by each of these divisions is applied both tactically and strategically to operations, as well as to broader risk management activities.

The governance, risk and compliance division of the Information Security team includes a dedicated information technology (“IT”) and Cyber operation risk assessment team. This team conducts assessments that are focused on the company’s most significant IT and cyber risks, the results of which are leveraged by IT leadership, among other inputs, to mitigate, reduce and/or manage against such risks. While it is not possible to be certain that all risks, threats and vulnerabilities to our information and systems have been identified, our cybersecurity risk management processes are designed to, using a risk-based approach, identify reasonably known risks from cybersecurity threats and ensure material risks are managed appropriately.

The work done by the Information Security team integrates into the LNC’s overall Enterprise Risk Management (“ERM”) program. Data is contributed to the ERM team in support of our broader operational risk framework and processes through completion of the Risk and Control Self-Assessment for IT and cyber, which is aggregated into the larger operational risk program. Members of IT and Information Security senior leadership participate on LNC’s Operational Risk Committee (“ORC”), which is a standing committee whose purpose is to review and monitor threats to our business operations and strategy that manifest from inadequate or failed internal processes, controls, people or systems or from external events. In addition, LNC’s Internal Audit team performs an annual security audit that focuses on cybersecurity risks, the results of which are reported to the IT leadership team and the Audit Committee of LNC’s Board of Directors. This audit process provides an additional layer of support to help ensure that cybersecurity risks are managed and responded to appropriately.

While the Information Security team uses some third-party resources as part of its efforts to assess, identify and manage material risks from cybersecurity threats (e.g., certain third-party software tools, threat intelligence and periodic penetration testing), our cybersecurity efforts are predominantly conducted through our internal resources.

Monitoring and Incident Response

The CSRI division of the Information Security team is responsible for the operation of LNC’s internal Security Operations Center (“SOC”), which performs monitoring and alerting for security events 24 hours a day, 7 days a week, 365 days a year. The CSRI division also actively seeks out cybersecurity threats that might affect the organization and/or our customers. The CSRI team is a component of LNC’s formal security incident response team (“SIRT”) and process. In addition to the Information Security team, the SIRT also includes representatives from LNC’s legal and compliance teams (including Privacy), office of business resiliency, chief risk office, corporate communications, as well as the information technology team. While the CSRI division is responsible for cybersecurity responses generally, should a critical event arise, such an event would be raised to and addressed by the SIRT.

The Privacy team, which is part of the compliance function, has a dedicated incident response team responsible for assessing, identifying and managing risks from cybersecurity threats involving personal information. The team follows documented processes for investigation, research, assessment, notification, regulatory reporting and, if necessary, escalation to management, and such processes have been integrated into the Information Security incident response program. The Information Security team works closely with the Privacy team to respond to any cybersecurity incidents involving personal information. The Privacy team engages third parties to assist with incident assessment and notification.

Supplier Risk Management and Strategy

Within the governance, risk and compliance division of the Information Security team, LNC operates a formal supplier security assessment program, with a team dedicated to evaluating the cybersecurity risk associated with third party suppliers with whom we have contracted and who we believe may pose a cybersecurity threat to the company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling. This team assesses the security posture of the supplier, as well as the security of the systems and services provided. In addition, the team works closely with the procurement and legal teams to help ensure that appropriate security requirements are included in our contractual arrangements with the suppliers. The team conducts an assessment both at the outset of the engagement of a new supplier, and then periodically thereafter, based on assigned risk levels, as well as in the event of any new services or changes to the engagement. The Information Security team’s process for conducting periodic security reviews of third parties is a component of the operational risk management team’s broader periodic review of third parties.

Risks from Cybersecurity Threats

Although our computer systems and the computer systems of third parties on which we rely have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date the Company, including our business strategy, results of operations or financial condition, has not been materially affected by a cybersecurity breach. There are risks from cybersecurity threats that if they were to occur could materially affect the Company, including its business strategy, results of operations or financial condition, as discussed in “Item 1A. Risk Factors – Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses” and ‘Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Governance

LNC’s Board of Directors is responsible for regular oversight of LNC’s overall risk management process. The Board reviews the most significant risks the company faces and the manner in which our executives manage these risks. The Board has also delegated certain of its risk oversight efforts to its committees. Oversight of cybersecurity risk has been delegated to the Audit Committee of the LNC Board of Directors.

LNC’s senior management is primarily responsible for establishing policies and procedures designed to identify, assess and manage the Company’s significant risks, with LNC’s Chief Information Security Officer (“CISO”) having primary responsibility with respect to material risks from cybersecurity threats. LNC also has a Corporate Enterprise Risk and Capital Committee, made up of members of senior management and LNC’s Chief Risk Officer, which provides oversight of our enterprise-wide risk structure and of our processes to identify, measure, monitor and manage significant risks, including, but not limited to, cybersecurity risk.

The Information Security organization is led by the CISO. The head of each of the four divisions of the Information Security team reports directly to the CISO. The CISO reports directly to LNC’s Chief Information Officer and Head of IT (“CIO”), who is a member of LNC’s Senior Management Committee. As a result, all information security personnel report into the CISO, and ultimately the CIO. The CISO also reports indirectly to the Audit Committee of the LNC Board of Directors. Biannually, the CISO reports to the Audit Committee on the cybersecurity risks facing the company and cybersecurity developments generally. In addition, as discussed above, LNC’s Internal Audit team reports to the LNC Audit Committee the results of its annual security audit focused on cybersecurity risks. LNC’s Chief Compliance Officer reports key Privacy risk indicators and statistics (including those related to cybersecurity risks) to the LNC Audit Committee on a quarterly basis.

The current CISO has over 20 years of experience in the field of cybersecurity and holds a Certified Information Security Systems Professional designation. The CISO has a staff of more than 100 employees dedicated to protecting the data and systems belonging to the Company, our customers, business partners and consumers.

Item 2. Properties

Our principal executive office is located in Fort Wayne, Indiana. As of December 31, 2023, LNL and our subsidiaries owned or leased 2.2 million square feet of office and other space. Space that is owned or leased includes office space in: (i) Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments; (ii) Greensboro, North Carolina, primarily for our Life Insurance segment; and (iii) Omaha, Nebraska; Atlanta, Georgia; and Dover, New Hampshire, primarily for our Group Protection segment. A subsidiary of our Parent Company leased space in: (i) Philadelphia, Pennsylvania, which includes space for LFN; and (ii) Radnor, Pennsylvania, for the corporate center and for LFD. Additional office space is leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)    Stock Market and Dividend Information

All of our outstanding common stock is owned by LNC. There is no established public trading market for our common stock. For discussion regarding The Lincoln National Life Insurance Company’s payment of dividends and restrictions on dividends, see Notes 19 and 24 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

During the years ended December 31, 2023 and 2022, we paid dividends to LNC of $495 million and $645 million, respectively. We expect that we could pay dividends to LNC of approximately $780 million in 2024 without prior approval from the state commissioner.

(b)    Not Applicable

(c)    Not Applicable

Item 6. [Reserved]

Item 7. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of December 31, 2023, compared with December 31, 2022, and the results of operations in 2023 compared to 2022 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto, as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”).

The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

See “Part I – Item 1. Business” and Note 1 for a description of the business.

In November 2023, we closed our reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) and Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), with effective dates of October 1, 2023. For additional information, see Notes 4 and 8.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”) for which we applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021. For more information, see Note 3.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 20. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide readers with a more valuable measure of our performance because it better reveals trends in our business.

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

•Legislative, regulatory or tax changes that affect: the cost of, or demand for, our products; the required amount of reserves and/or surplus; our ability to conduct business as well as restrictions on the payment of revenue sharing and 12b-1 distribution fees;
•The impact of U.S. federal tax reform legislation on our business, earnings and capital;
•The impact of regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations that could adversely affect our distribution model and sales of our products and result in additional disclosure and other requirements related to the sale and delivery of our products;
•The impact of new and emerging rules, laws and regulations relating to privacy, cybersecurity and artificial intelligence that may lead to increased compliance costs, reputation risk and/or changes in business practices;
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
•Rapidly increasing or sustained high interest rates that may negatively affect our profitability, value of our investment portfolio and capital position and may cause policyholders to surrender annuity and life insurance policies, thereby causing realized investment losses;
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
•The effect of acquisitions and divestitures, including the inability to realize the anticipated benefits of acquisitions and dispositions of businesses and potential operating difficulties and unforeseen liabilities relating thereto, as well as the effect of restructurings, product withdrawals and other unusual items;
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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

We have identified the accounting estimates below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting estimates in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events.

Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of significant accounting policies, see Note 1.

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
For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022, see Notes 1 and 15.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2023, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

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

Our additional liabilities for other insurance benefits reflect an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our additional liabilities reserve. These actual to expected adjustments would be reported in benefits on the Consolidated Statements of Comprehensive Income (Loss).

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

We cede a portion of these GLB and GDB features to LNBAR on a modified coinsurance basis. The modified coinsurance arrangement includes a dynamic hedging strategy designed to mitigate selected risk. Effective January 1, 2023, we revised our hedge program, which continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We utilize options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in other comprehensive income (loss) (“OCI”). Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 15. See “Annual Assumption Review” below for more information.

As part of our hedge program, equity market and interest rate conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these positions may not completely offset changes in the fair value of our GLB and GDB riders caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 21.

For additional information on the liability for policyholder account balances, see Note 12.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. See “Annual Assumption Review” below for more information. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 8.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1.

Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Income (loss) from operations:
Annuities	$1	$1	$(1)
Life Insurance	(113)	(1,853)	77
Group Protection	24	(12)	24
Retirement Plan Services	–	–	–
Excluded from income (loss) from operations	(47)	123	(148)
Net income (loss)	$(135)	$(1,741)	$(48)

The impacts of our annual assumption review were driven primarily by the following:

2023

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50-basis-point increase in our long-term new money investment yield assumption.
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

2022

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.7 billion, after-tax, as well as updates to mortality and morbidity assumptions and other items.
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

For the purposes of the evaluation of the carrying value of goodwill, our reporting units correspond with our reporting segments.

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

As of October 1, 2023, we performed our annual quantitative goodwill impairment test for our reporting units (Annuities, Group Protection and Retirement Plan Services), and, as of such date, the fair value was in excess of the carrying value for each such reporting unit.

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

For more information on goodwill and specifically identifiable intangible assets by segment, see Notes 1 and 9.

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

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2023.
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

As of December 31, 2023, we had a $1.2 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of December 31, 2023, we had a $606 million deferred tax asset related to the portfolio of investments sold in the Fortitude Re reinsurance transaction. See Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain corporate assets and other investment management strategies. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and
•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of December 31, 2023, we had an $87 million deferred tax asset related to net operating losses, a $103 million deferred tax asset related to federal income tax credits and a $93 million deferred tax asset related to capital losses generated from the Fortitude Re reinsurance transaction. These deferred tax assets can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating losses do not expire and can be carried forward indefinitely. The federal income tax credits expire in 10 years. The capital losses can be carried back three years and carried forward five years.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets.”

For additional information on income taxes, see Note 23.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$840	$948	$1,089
Life Insurance	(126)	(1,933)	497
Group Protection	297	40	(165)
Retirement Plan Services	155	198	235
Other Operations	(356)	(374)	(244)
Net annuity product features, after-tax	1,295	416	1,866
Net life insurance product features, after-tax	148	21	(1)
Credit loss-related adjustments, after-tax	(58)	(102)	86
Investment gains (losses), after-tax	(3,210)	15	516
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	(18)	465	130
GLB rider fees ceded to LNBAR, after-tax	(728)	(735)	(701)
Impairment of intangibles	–	(634)	–
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(27)	–	(11)
Net income (loss)	$(1,788)	$(1,675)	$3,297

Comparison of 2023 to 2022

Net loss increased due primarily to the following:

•Higher investment losses driven by losses on fixed maturity AFS securities as part of the Fortitude Re reinsurance transaction.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans compared to favorable changes in 2022 driven by the changes in fair value of the embedded derivative related to certain modified coinsurance arrangements, partially offset by the changes in fair value of trading securities.
•Higher compensation-related expenses and other costs pertaining to business operations.
•Transaction costs pertaining to the Fortitude Re reinsurance transaction and the planned sale of LNC’s wealth management business.

The increase in net loss was partially offset by the following:

•Less unfavorable impact from our annual assumption review.
•Higher gain in net annuity product features driven by gains in MRB-related impacts in 2023 compared to losses in 2022 attributable to the impact of capital markets.
•Goodwill impairment in 2022 in our Life Insurance segment.
•Lower total loss ratio in our Group Protection segment.
•More favorable gains in net life insurance product features driven by the impact of capital markets on our benefit ratio, partially offset by mark-to-market losses on hedges associated with VUL products.
•Higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums.

Additional Information

In November 2023, we closed our reinsurance agreements with Fortitude Re and LNBAR, with effective dates of October 1, 2023. For additional information, see Notes 4 and 8.

In December 2023, our parent company LNC announced it had entered into an agreement to sell its wealth management business operated through LFN. For additional information, see “Results of Annuities” below and Note 1.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

For a discussion of the 2022 goodwill impairment, see “Introduction – Summary of Critical Accounting Estimates – Goodwill” above.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors.”

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$(1,584)	$165	$116
Fee income	2,016	2,160	2,405
Net investment income	1,810	1,387	1,314
Amortization of deferred gain (loss) on business sold
through reinsurance	31	25	26
Other revenues (2)	352	365	397
Total operating revenues	2,625	4,102	4,258
Operating Expenses
Benefits (1)	(1,508)	249	200
Interest credited	1,254	896	812
Policyholder liability remeasurement (gain) loss	2	3	(3)
Commissions and other expenses	1,958	1,878	1,971
Total operating expenses	1,706	3,026	2,980
Income (loss) from operations before taxes	919	1,076	1,278
Federal income tax expense (benefit)	79	128	189
Income (loss) from operations	$840	$948	$1,089

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility, and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of 2023 to 2022

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

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force fixed annuities. We expect an ongoing reduction in income (loss) from operations in future quarters of approximately zero to $5 million per quarter as a result of this reinsurance transaction. Insurance premiums and benefits within the table above in 2023 reflect the ceding of in-force life-contingent payout fixed annuities that had no income (loss) from operations impact. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

On December 14, 2023, our parent company LNC announced that it had entered into a Stock Purchase Agreement with Osaic, pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business operated through LFN, which includes our subsidiary LFA and certain of our non-insurance company subsidiaries. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including regulatory approvals.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9%, 7% and 8% in 2023, 2022 and 2021, respectively. Our outflow rate increase in 2023 was due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed annuities and registered index-linked annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$915	$908	$783
Fee income	2,897	2,952	3,072
Net investment income	2,515	2,464	3,054
Amortization of deferred gain (loss) on
business sold through reinsurance	16	11	7
Other revenues	19	9	22
Total operating revenues	6,362	6,344	6,938
Operating Expenses
Benefits	3,972	3,855	3,683
Interest credited	1,242	1,291	1,436
Policyholder liability remeasurement (gain) loss	131	2,533	47
Commissions and other expenses	1,205	1,142	1,163
Total operating expenses	6,550	8,821	6,329
Income (loss) from operations before taxes	(188)	(2,477)	609
Federal income tax expense (benefit)	(62)	(544)	112
Income (loss) from operations	$(126)	$(1,933)	$497

(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of 2023 to 2022

Loss from operations for this segment decreased due primarily to the following:

•Lower policyholder liability remeasurement (gain) loss and benefits driven by less unfavorable impacts from the annual assumption review and the impact of the fourth quarter 2023 reinsurance transaction, respectively, partially offset by higher benefits due to growth in reserves.
•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums and the impact of the fourth quarter 2023 reinsurance transaction.

The decrease in loss from operations was partially offset by the following:

•Higher commissions and other expenses due to higher compensation-related expenses and other costs pertaining to business operations.
•Lower fee income due to the impact of the fourth quarter 2023 reinsurance transaction, partially offset by growth in business in force.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

For more information on the fourth quarter 2023 reinsurance transaction, see “Additional Information” below.

Additional Information

Effective October 1, 2023, we entered into reinsurance agreements with Fortitude Re and LNBAR to reinsure liabilities under certain blocks of in-force UL with secondary guarantees (“ULSG”) and MoneyGuard®. Due to the timing of when the reinsurance agreements were finalized in mid-November, income (loss) from operations for the fourth quarter of 2023 was unfavorably impacted by approximately $10 million. We expect an ongoing reduction in income (loss) from operations in future quarters of approximately $20 million to $25 million per quarter as a result of this reinsurance transaction. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums	$5,014	$4,768	$4,450
Net investment income	336	333	364
Other revenues (1)	210	202	180
Total operating revenues	5,560	5,303	4,994
Operating Expenses
Benefits	4,020	4,034	4,069
Interest credited	5	5	6
Policyholder liability remeasurement (gain) loss	(288)	(103)	(163)
Commissions and other expenses	1,447	1,316	1,291
Total operating expenses	5,184	5,252	5,203
Income (loss) from operations before taxes	376	51	(209)
Federal income tax expense (benefit)	79	11	(44)
Income (loss) from operations	$297	$40	$(165)
(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims, lower incidence in our disability and life businesses and the impact from our annual assumption review.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations and higher commissions due to growth in business in force.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

Our total loss ratio for the years ended December 31, 2023 and 2022, was 74.5% and 82.5%, respectively.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an annual decrease to income from operations of approximately $38 million to $42 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.” For information on the current interest rate environment, see “Introduction – Interest Rate Environment” above.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Fee income	$255	$254	$288
Net investment income	999	966	982
Other revenues (1)	36	37	36
Total operating revenues	1,290	1,257	1,306
Operating Expenses
Interest credited	665	629	616
Commissions and other expenses	445	398	407
Total operating expenses	1,110	1,027	1,023
Income (loss) from operations before taxes	180	230	283
Federal income tax expense (benefit)	25	32	48
Income (loss) from operations	$155	$198	$235

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by compensation-related expenses and other costs pertaining to business operations.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12%, 11% and 12% for 2023, 2022 and 2021, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 15%, 17% and 18% for 2023, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$(929)	$–	$10
Net investment income	118	124	125
Amortization of deferred gain (loss) on
business sold through reinsurance	1	–	–
Other revenues	32	9	23
Total operating revenues	(778)	133	158
Operating Expenses
Benefits	(868)	66	75
Interest credited	36	39	42
Policyholder liability remeasurement (gain) loss	(3)	3	1
Other expenses	172	179	153
Interest and debt expense	190	137	114
Spark program expense	153	167	87
Total operating expenses	(320)	591	472
Income (loss) from operations before taxes	(458)	(458)	(314)
Federal income tax expense (benefit)	(102)	(84)	(70)
Income (loss) from operations	$(356)	$(374)	$(244)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2023 to 2022

Loss from operations for Other Operations decreased due primarily to the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during 2023 compared to a decrease during 2022.
•Lower Spark program expense as part of our Spark Initiative.
•Lower other expenses driven by lower legal expenses compared to 2022, partially offset by higher compensation-related expenses and other costs pertaining to business operations.

The decrease in loss from operations was partially offset by higher interest and debt expense driven by an increase in average interest rates.

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force institutional pension business. Insurance premiums and benefits within the table above in 2023 reflect the ceding of in-force institutional pension business that had no income (loss) from operations impact. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

REINSURANCE

We and Lincoln Life & Annuity Company of New York (“LLANY”) cede insurance to other companies. The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek annuity and life reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management. We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and amortization of deferred acquisition costs net of insurance ceded. We remain liable if our reinsurers are unable to meet contractual obligations under applicable reinsurance agreements. We utilize inter-company and affiliate reinsurance agreements to manage our statutory capital position as well as the hedge program for variable annuity guarantees. For information regarding reserve financing and letter of credit (“LOC”) expenses from inter-company reinsurance agreements, see “Liquidity and Capital Resources – Material Cash Outflows” below.

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

As a result of our modified coinsurance and coinsurance with funds withheld agreements, we reported deposit assets, net of allowance for credit losses of $21.1 billion on the Consolidated Balance Sheets as of December 31, 2023. For additional information, see Note 8.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to third-party reinsurers and LNBAR. As of December 31, 2023, 93%, or $41.2 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $34.3 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on the Consolidated Balance Sheets), $6.1 billion was held in our funds withheld portfolios and $813 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement. We reported funds withheld reinsurance liabilities of $13.6 billion on the Consolidated Balance Sheets as of December 31, 2023. The excess funds withheld represent funds above the reinsurance recoverable from our third-party reinsurers and LNBAR.

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

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under our reinsurance arrangement, we held approximately $2.6 billion of statutory reserves as of December 31, 2023. We must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require us to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.0 billion of statutory reserves as of December 31, 2023. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $585 million of statutory reserves as of December 31, 2023,

LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

For more information about reinsurance, see Notes 8 and 18 and “Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital – Statutory Capital and Surplus” below.

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

Reductions to our or LLANY’s statutory surplus and RBC may cause us to retain more capital, which may pressure our ability to receive dividends from LLANY or pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we and LLANY have adequate capital to operate our business as we replenish statutory capital back to our targeted levels. For more information, see “Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(764) million, $3.9 billion and $(176) million in 2023, 2022 and 2021, respectively. In addition, we received capital contributions from LNC of $5 million, $925 million and $65 million in 2023, 2022 and 2021, respectively. We paid dividends to LNC of $495 million, $645 million and $1.9 billion in 2023, 2022 and 2021, respectively. See Note 24 for additional information. We also received dividends from our subsidiaries of $474 million, $373 million and $466 million in 2023, 2022 and 2021, respectively.

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

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 14. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 5. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

In November 2023, we closed our reinsurance agreements with Fortitude Re and LNBAR, with effective dates of October 1, 2023, which improved our statutory capital position. For more information, see Notes 4 and 8.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 14.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries where each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of December 31, 2023, we had a net receivable balance of $67 million due from certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of December 31, 2023, LNL had outstanding borrowings of $2.7 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2023, we had securities pledged under securities lending agreements with a carrying value of $205 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of December 31, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2023, we were in a net collateral payable position of $4.9 billion compared to $3.0 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs.

Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2023, were as follows:

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Future contract benefits and policyholder account balances (1)	$22,277	$45,994	$46,683	$388,175	$503,129
Short-term and long-term debt (2)	840	–	1,865	330	3,035
Reserve financing and LOC expenses (3)	42	78	72	76	268
Payables for collateral on investments (4)	2,855	–	–	–	2,855
Investment commitments (5)	884	979	1,133	50	3,046
Operating leases (6)	34	48	23	7	112
Finance leases (6)	18	11	–	–	29
Certain financing arrangements (7)	152	396	137	6	691
Retirement and other plans (8)	9	18	16	34	77
Total	$27,111	$47,524	$49,929	$388,678	$513,242

(1) Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.
(2) Represents principal amounts of debt only. See Note 14 for additional information.
(3) Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 14 for additional information.
(4) Excludes collateral payable held for derivative investments. See Note 4 for additional information.
(5) See Note 4 for additional information.
(6) See Note 18 for additional information.
(7) Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement. See Note 18 for additional information.
(8) Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2033. In addition to these benefit payments, we periodically contribute to the agents’ defined benefit plan and remit funds to LNC to assist in funding the employees’ defined benefit plan. See Note 16 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

If our current financial strength ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

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

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to account balances of our contract holders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2023:

								Estimated
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$4,095	$3,171	$3,748	$4,683	$4,387	$58,509	$78,593	$72,725
Average interest rate	3.4%	3.8%	3.5%	3.7%	4.1%	4.1%	4.0%
Variable interest rate securities	$296	$284	$454	$536	$1,179	$6,889	$9,638	$9,575
Average interest rate	8.4%	10.4%	10.1%	10.2%	8.0%	7.1%	7.6%
Trading securities:
Fixed interest rate securities	$77	$140	$83	$74	$52	$1,642	$2,068	$1,929
Average interest rate	4.7%	4.9%	4.3%	5.1%	4.7%	4.8%	4.8%
Variable interest rate securities	$5	$–	$6	$–	$–	$401	$412	$392
Average interest rate	2.5%	0.0%	7.2%	0.0%	0.0%	6.4%	6.4%
Mortgage loans on real estate:
Total mortgage loans	$944	$1,051	$1,424	$1,762	$2,176	$11,632	$18,989	$17,330
Average interest rate	4.2%	4.0%	3.7%	4.1%	4.4%	4.2%	4.2%
Rate Sensitive Liabilities
Investment-type
insurance contracts (1)	$3,210	$2,540	$3,357	$3,933	$4,267	$27,272	$44,579	$41,540
Average interest rate (1)	3.5%	3.8%	3.5%	3.8%	4.2%	4.1%	4.0%
Debt	$50	$–	$–	$–	$1,865	$330	$2,245	$2,176
Average interest rate	9.8%	0.0%	0.0%	0.0%	6.7%	5.9%	6.7%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards: (4)
Pay variable/receive fixed	$2,854	$689	$8,249	$805	$4,048	$27,423	$44,068	$(2,710)
Average pay rate	6.1%	5.2%	4.4%	4.9%	5.4%	5.1%	5.1%
Average receive rate	2.7%	3.4%	2.3%	2.8%	2.1%	2.4%	2.4%
Pay fixed/receive variable	$2,583	$1,155	$8,789	$325	$2,245	$20,587	$35,684	$1,599
Average pay rate	2.7%	4.1%	2.1%	1.0%	1.8%	2.5%	2.4%
Average receive rate	6.6%	5.4%	5.4%	5.0%	5.5%	5.5%	5.6%
Interest rate cap corridors:	$12,300	$–	$–	$–	$–	$–	$12,300	$–
Average buy strike rate (2)	6.0%	0.0%	0.0%	0.0%	0.0%	0.0%	6.0%
Average sell strike rate (2)	10.0%	0.0%	0.0%	0.0%	0.0%	0.0%	10.0%
Forward swap curve	3.5%	0.0%	0.0%	0.0%	0.0%	0.0%	3.5%
Reverse Treasury locks:
30-year on-the-run Treasury	$340	$–	$–	$–	$–	$–	$340	$(37)
Average strike rate	3.3%	0.0%	0.0%	0.0%	0.0%	0.0%	3.3%
Forward CMT curve (3)	4.0%	0.0%	0.0%	0.0%	0.0%	0.0%	4.0%
Total return swaps:
Pay variable/receive fixed	$164	$–	$–	$–	$–	$–	$164	$5
Pay fixed/receive variable	3,609	–	–	–	–	–	3,609	(129)
Interest rate futures:
2-year Treasury notes	$104	$–	$–	$–	$–	$–	$104	$–
5-year Treasury notes	20	–	–	–	–	–	20	–
10-year Treasury notes	329	–	–	–	–	–	329	–
Treasury bonds	139	–	–	–	–	–	139	–

(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2) The indexes are the 5-year and 10-year constant maturity swap.
(3) The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.
(4) Includes notional of $290 million and fair value of $5 million that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2022:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$110,944	$99,465
Trading securities	3,782	3,446
Mortgage loans on real estate	18,309	16,477
Investment-type insurance contracts (1)	42,430	38,061
Debt	2,269	2,166
Interest rate and foreign currency swaps	77,890	(819)
Interest rate cap corridors	25,800	2
Reverse Treasury locks	1,305	(230)
Total return swaps	7,028	38
Interest rate futures	635	–

(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2023, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(20)	$21
Life Insurance	7	(7)
Group Protection	5	(5)
Retirement Plan Services	–	(5)
Other Operations	(9)	9
Income (loss) from operations	$(17)	$13

(1) Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.
For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, unlocking, persistency, hedge program performance, reserve discounting caused by interest rate changes or customer behavior caused by the interest rate changes.

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
See Note 12 for information on excess crediting rates over contract minimums.

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

Short-Term and Long-Term Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise. See Note 14 for additional information on our debt.

Derivatives

See Note 6 for information on our derivatives used to hedge our exposure to changes in interest rates.

Equity Market Risk

Equity market risk is the risk of financial loss due to changes in the value of equity securities or equity indices. Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives. However, earnings are affected by equity market movements on account balances and the related fees we earn on those balances.

Fee Income

The fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of account balances. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2023				As of December 31, 2022
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$279	$279	$28	$(28)	$282	$282
Foreign equities	27	27	3	(3)	145	145
Total equity securities	306	306	31	(31)	427	427
Hedge funds	143	143	14	(14)	265	265
Private equities	3,808	3,808	381	(381)	2,721	2,721
Other equity interests	2	2	–	–	3	3
Total equity assets	$4,259	$4,259	$426	$(426)	$3,416	$3,416
Derivatives Hedging Equity
Market Risk
Call options (2)	$98,521	$7,623	$1,942	$(1,978)	$34,140	$5,441
Equity futures	1,627	–	(49)	49	1,453	–
Put options	100,856	(938)	68	(48)	17,971	(931)
Total return swaps	17,561	(667)	(899)	908	24,668	(157)
Total derivatives hedging
equity market risk	$218,565	$6,018	$1,062	$(1,069)	$78,232	$4,353
(1) Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.
(2) Includes notional of $2.7 billion and fair value of $94 million that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in LNC’s stock price through both LNC’s deferred and stock-based incentive compensation plans. For additional information on the deferred and stock-based incentive compensations plans, see Notes 16 and 17, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2023, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $12 million. For purposes of this estimate, we excluded any effect related to net flows, our annual assumption review, persistency, hedge program performance, policyholder behavior or reduction in account balances attributable to policyholder assessments.

The effect of quarterly equity market changes upon fee income and asset-based expenses is generally not fully recognized in the first quarter of the change because fee income is earned and related expenses are incurred based upon daily variable account balances. The difference between the current period average daily variable account balances compared to the end-of-period variable account balances affects fee income in subsequent periods. Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account balances is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency. For purposes of this guidance, the change in account balances is assumed to correlate with the change in the relevant index.

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. We are exposed to credit risk primarily by our investments in corporate bonds and mortgage loans on real estate and through our use of derivatives.

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $117.3 billion and $131.0 billion as of December 31, 2023 and 2022, respectively. Of this total, $65.5 billion and $81.4 billion consisted of corporate bonds and $18.9 billion and $18.2 billion consisted of mortgage loans on real estate as of December 31, 2023 and 2022, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2023 and 2022, our unhedged positions consisted of $1 million and zero, respectively, of principal in U.S. dollar equivalents of foreign-denominated investments with maturity dates up to 2049 and an average interest rate of 3%. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $156 million and $164 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 6%. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 6 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information see Note 10. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 8 and “Item 7. Management’s Narrative Analysis of the Results of Operations – Reinsurance.” Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates – Market Risk Benefits.”

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year due to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

Remediation of Previously Reported Material Weakness

As previously reported, in the first quarter of 2023 management identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management’s review control did not detect an error in the accounting related to the recognition of realized gains on investments transferred in conjunction with a 2021 reinsurance transaction. The realized gains were included in the deferred gain on reinsurance rather than recognized as realized gains in the Consolidated Statements of Comprehensive Income (Loss). As a result, realized gains on investments was understated and the deferred gain on reinsurance was overstated by $498 million, net of tax. In the first quarter of 2023, the Company restated its consolidated financial statements as of and for the years ended December 31, 2022 and 2021 to reflect the correction of this error.

As of December 31, 2023, management has completed the remediation activities summarized below and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, we concluded that we had remediated the material weakness as of that date.

Remediation Activities

Management took the following steps to remediate the material weakness:

1.We formed a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;
2.We established protocols that are in place and operating, effectively enabling the involvement of external subject matter experts providing support and insights to management from third party firms;
3.We formalized the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and
4.We communicated across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Lincoln National Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lincoln National Life Insurance Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2018-12

As discussed in Note 3 to the consolidated financial statements, on January 1, 2023, the Company adopted ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, with a transition date of January 1, 2021.

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

Future Contract Benefits Liability
Description of the Matter
At December 31, 2023, future contract benefits liabilities totaled $40.2 billion, a portion of which related to universal life-type contracts with secondary guarantees.
The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Notes 1 (see section on Future Contract Benefits), 3, and 13, to the consolidated financial statements, there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which include mortality rates and policyholder lapse behavior.
Auditing the valuation of future contract benefits liabilities related to these products was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of the future contract benefits liability related to these products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the future contract benefits liability estimation processes, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the benefit ratio related to the future contract benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions.
We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience and management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of benefit ratio cash flows related to the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

Market Risk Benefits
Description of the Matter	The Company’s market risk benefits (“MRBs”) assets and liabilities totaled $3.9 billion and $1.7 billion, as of December 31, 2023, respectively, a portion of which relates to MRBs associated with variable and fixed annuity contracts issued through separate accounts that may include guaranteed living benefit and guaranteed death benefit features. The Company’s ceded MRB assets and ceded MRB liabilities totaled $1.1 billion and $0.3 billion, as of December 31, 2023, respectively. As described in Notes 1 (see section on MRBs), 3, 10 and 15 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the MRBs because of the sensitivity of certain assumptions underlying the estimate, including equity market return, volatility, policyholder lapse and benefit utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the MRBs.

Auditing the valuation of the MRBs was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used to estimate the fair value of MRBs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the MRBs estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the MRBs. This included testing controls related to management’s evaluation of current and future capital market performance and the need to update actuarial lapse and benefit utilization assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of the MRBs for a sample of contracts which we compared to the fair value model used by management.

Accounting for Reinsurance of Universal Life Insurance Products with Secondary Guarantees, MoneyGuard® and Fixed Annuities Blocks of Business
Description of the Matter	As discussed in Note 8 to the consolidated financial statements, in May 2023, the Company entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) to cede in-force universal life insurance products with secondary guarantees (“ULSG”) and fixed annuities blocks of business to Fortitude Re with an effective date of October 1, 2023. A portion of the reinsurance agreement is accounted for using deposit accounting representing $4.2 billion of deposit assets as of December 31, 2023, with the remainder accounted for as reinsurance representing a $10.5 billion asset included in reinsurance recoverables and a $2.7 billion deferred loss included in other assets as of December 31, 2023. In conjunction with the Fortitude Re transaction, the Company entered into a reinsurance agreement with Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) to cede certain blocks of in-force MoneyGuard® blocks of business to LNBAR with an effective date of October 1, 2023. The reinsurance agreement with LNBAR is accounted for using reinsurance accounting representing a $13.2 billion asset included in reinsurance recoverables and a $4.2 billion deferred gain included in other liabilities as of December 31, 2023.

Auditing the reinsurance agreements was complex due to the multiple elements of the agreements, including the evaluation of deposit accounting versus reinsurance accounting for each line of business and determination of the reinsurance recoverables, deferred gain and loss, and deposit assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the accounting for the reinsurance agreements including, among others, controls related to the application of deposit or reinsurance accounting, the determination of the reinsurance recoverables, deferred gain and loss, and deposit assets.

We involved actuarial specialists to assist with our audit procedures which included, among others, assessing and confirming the terms of the agreements with Fortitude Re and LNBAR, evaluating management’s risk transfer conclusion, testing the fair value of the consideration transferred, testing the calculation of the deferred gain and loss, and reconciling the deposit assets and reinsurance recoverables to the recorded reserves based on the terms of the reinsurance agreements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1966.
Philadelphia, Pennsylvania
March 15, 2024

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2023	2022
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $88,231; 2022 - $110,944; allowance for credit losses: 2023 - $19; 2022 - $21)	$82,300	$99,465
Trading securities	2,321	3,446
Equity securities	306	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $288; 2022 - $487)	18,873	18,211
Policy loans	2,463	2,345
Derivative investments	6,305	3,519
Other investments	4,757	3,577
Total investments	117,325	130,990
Cash and invested cash	3,193	2,499
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,418	12,263
Reinsurance recoverables, net of allowance for credit losses	45,110	21,804
Deposit assets, net of allowance for credit losses	21,056	11,628
Market risk benefit assets	3,894	2,807
Accrued investment income	982	1,234
Goodwill	1,144	1,144
Other assets	10,597	7,677
Separate account assets	158,257	143,536
Total assets	$373,976	$335,582

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$120,316	$113,972
Future contract benefits	40,174	38,302
Funds withheld reinsurance liabilities	13,628	8,255
Market risk benefit liabilities	1,716	2,078
Deferred front-end loads	5,923	5,115
Payables for collateral on investments	7,982	6,638
Short-term debt	840	562
Long-term debt	2,195	2,269
Other liabilities	12,438	6,251
Separate account liabilities	158,257	143,536
Total liabilities	363,469	326,978

Contingencies and Commitments (See Note 18)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,961	12,903
Retained earnings	(869)	1,414
Accumulated other comprehensive income (loss)	(1,585)	(5,713)
Total stockholder’s equity	10,507	8,604
Total liabilities and stockholder’s equity	$373,976	$335,582

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Insurance premiums	$3,416	$5,841	$5,359
Fee income	5,168	5,366	5,766
Net investment income	5,712	5,274	5,839
Realized gain (loss)	(4,934)	418	859
Amortization of deferred gain (loss) on business sold through reinsurance	48	37	32
Other revenues	649	621	657
Total revenues	10,059	17,557	18,512
Expenses
Benefits	5,028	8,203	8,027
Interest credited	3,202	2,860	2,912
Market risk benefit (gain) loss	(1,135)	296	(1,554)
Policyholder liability remeasurement (gain) loss	(167)	2,445	(119)
Commissions and other expenses	5,249	4,927	5,011
Interest and debt expense	190	137	114
Spark program expense	153	167	87
Impairment of intangibles	–	634	–
Total expenses	12,520	19,669	14,478
Income (loss) before taxes	(2,461)	(2,112)	4,034
Federal income tax expense (benefit)	(673)	(437)	737
Net income (loss)	(1,788)	(1,675)	3,297
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	4,942	(17,639)	(3,233)
Market risk benefit non-performance risk gain (loss)	(670)	(211)	(923)
Policyholder liability discount rate remeasurement gain (loss)	(145)	1,891	560
Funded status of employee benefit plans	1	(4)	3
Total other comprehensive income (loss), net of tax	4,128	(15,963)	(3,593)
Comprehensive income (loss)	$2,340	$(17,638)	$(296)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Common Stock
Balance as of beginning-of-year	$12,903	$11,950	$11,853
Capital contribution from Lincoln National Corporation	5	925	65
Stock compensation/issued for benefit plans	53	28	32
Balance as of end-of-year	12,961	12,903	11,950

Retained Earnings
Balance as of beginning-of-year	1,414	3,734	4,167
Cumulative effect from adoption of new accounting standards	–	–	(1,820)
Net income (loss)	(1,788)	(1,675)	3,297
Dividends paid to Lincoln National Corporation	(495)	(645)	(1,910)
Balance as of end-of-year	(869)	1,414	3,734

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(5,713)	10,250	9,021
Cumulative effect from adoption of new accounting standards	–	–	4,822
Other comprehensive income (loss), net of tax	4,128	(15,963)	(3,593)
Balance as of end-of-year	(1,585)	(5,713)	10,250
Total stockholder’s equity as of end-of-year	$10,507	$8,604	$25,934

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,788)	$(1,675)	$3,297
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	4,934	(418)	(859)
Market risk benefit (gain) loss	(1,135)	296	(1,554)
Sales and maturities (purchases) of trading securities, net	1,302	301	(87)
Amortization of deferred gain (loss) on business sold through reinsurance	(48)	(37)	(32)
Impairment of intangibles	–	634	–
Net operating cash payments related to closing Fortitude Re reinsurance transaction	(1,457)	–	–
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	642	495	496
Accrued investment income	34	(41)	8
Insurance liabilities and reinsurance-related balances	(2,499)	652	(893)
Accrued expenses	223	(101)	377
Federal income tax accruals	(563)	(376)	708
Cash management agreement	(733)	3,730	(1,286)
Other	324	406	(351)
Net cash provided by (used in) operating activities	(764)	3,866	(176)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(10,713)	(14,768)	(16,856)
Sales of available-for-sale securities and equity securities	3,606	2,347	2,341
Maturities of available-for-sale securities	5,597	5,487	9,417
Purchases of alternative investments	(614)	(631)	(754)
Sales and repayments of alternative investments	111	441	377
Issuance of mortgage loans on real estate	(1,943)	(2,507)	(3,057)
Repayment and maturities of mortgage loans on real estate	1,266	2,247	1,873
Repayment (issuance) of policy loans, net	(120)	4	61
Net change in collateral on investments, certain derivatives and related settlements	(333)	(4,653)	3,095
Other	(352)	(40)	(253)
Net cash provided by (used in) investing activities	(3,495)	(12,073)	(3,756)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	5	925	65
Payment of long-term debt, including current maturities	–	(40)	(60)
Issuance (payment) of short-term debt	228	(522)	587
Payment related to sale-leaseback transactions	(79)	(70)	(59)
Proceeds from certain financing arrangements	86	186	159
Payment related to certain financing arrangements	(49)	–	–
Net financing cash proceeds related to closing Fortitude Re reinsurance transaction	133	–	–
Deposits of fixed account balances	16,388	16,186	13,409
Withdrawals of fixed account balances	(10,633)	(7,641)	(7,142)
Transfers from (to) separate accounts, net	(624)	19	(175)
Common stock issued for benefit plans	(7)	(21)	(13)
Dividends paid to Lincoln National Corporation	(495)	(645)	(1,910)
Other	–	(2)	(60)
Net cash provided by (used in) financing activities	4,953	8,375	4,801
Net increase (decrease) in cash, invested cash and restricted cash	694	168	869
Cash, invested cash and restricted cash as of beginning-of-year	2,499	2,331	1,462
Cash, invested cash and restricted cash as of end-of-year	$3,193	$2,499	$2,331
See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly-owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor, and Lincoln Financial Advisors Corporation, part of LNC’s retail distributor, Lincoln Financial Network. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 20.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Certain amounts reported in prior year’s Consolidated Balance Sheet have been reclassified to conform to the presentation adopted in the current year.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”), which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and not reflected in the results of the reportable segments listed above.

Sale of Wealth Management Business

On December 14, 2023, our parent company LNC announced that it had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation. We anticipate the transaction will close in the first half of 2024, subject to receipt of required regulatory approvals and satisfying other customary closing conditions.

As of December 31, 2023, we had assets of $120 million and liabilities of $77 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The assets are reported primarily within Other Operations in Note 20.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNL and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. We use the equity method of accounting to recognize all of our investments in limited partnerships (“LPs”). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, goodwill and other intangibles, MRBs, future contract benefits, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk. Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM (“ASC”), we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For debt securities where impairment has been recognized, the difference between the new amortized cost basis and the cash flows expected to be collected are accreted as interest income and recognized in net investment income on the Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and a credit loss allowance is recorded, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in other comprehensive income (“OCI”) to unrealized losses on fixed maturity AFS securities on the Consolidated Statements of Stockholder’s Equity, as this amount is considered a noncredit impairment.

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

Alternative investments consist primarily of investments in LPs. We account for our investments in LPs using the equity method to determine the carrying value. Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners. As a result, our private equity investments are generally on a three-month delay and our hedge funds are on a one-month delay. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year. Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of annuities, UL, VUL, traditional life insurance, group life and disability insurance and other investment contracts have been deferred (i.e., deferred acquisition costs or “DAC”). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, a portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. Value of business acquired (“VOBA”) is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered deferred sales inducements (“DSI”) and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the

Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (“DFEL”) on the Consolidated Balance Sheets.

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

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity. When we apply reinsurance accounting, insurance premiums, benefits and DAC and VOBA amortization are reported net of reinsurance ceded, as applicable, on the Consolidated Statements of Comprehensive Income (Loss). Amounts currently recoverable, such as ceded reserves, other than ceded MRBs, are reported in reinsurance recoverables, and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on the Consolidated Balance Sheets.
In a modified coinsurance or coinsurance with funds withheld reinsurance structured agreement, the investments that would have been sent to the reinsurer as premiums are withheld by us and remain on our Consolidated Balance Sheets, with the existing accounting maintained. A corresponding liability is recognized on our Consolidated Balance Sheets within funds withheld reinsurance liabilities representing our obligation to pay the reinsurer. This liability includes embedded derivatives, which are total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The changes in the embedded derivative liabilities are reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by us to be considered on deposit with the reinsurer and such amounts are reported in deposit assets, net of allowance for credit losses and other liabilities, respectively, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted.

Reinsurance recoverables are measured and recognized consistent with the liabilities related to the underlying contracts. The interest assumption used for discounting reinsurance recoverables associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts is the upper-medium grade fixed income instrument (“single-A”) interest rate locked-in at the reinsurance contract issuance date. We remeasure reinsurance recoverables associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts with the current single-A interest rate as of the end of each reporting period. Ceded MRBs are accounted for separately from reinsurance recoverables. See “MRBs” below for additional information.

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

Where applicable, gains or losses recognized on reinsurance transactions are deferred and amortized into net income (loss) using an amortization basis reflective of the characteristics of the underlying ceded business. Our deferred gains and losses on reinsurance of our interest-sensitive life insurance products are recognized over the projected life of the policies, based on projected profitability or projected reserve development for blocks with negative profitability. Our deferred gains and losses on reinsurance of our annuity products are recognized over the period in which the majority of account balances is expected to run off. Deferred gains and losses are reported within other liabilities and other assets, respectively, on the Consolidated Balance Sheets.

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

Other Assets and Other Liabilities

Other assets consist primarily of deferred loss on business sold through reinsurance, certain reinsurance assets, property and equipment, balances associated with corporate-owned and bank-owned life insurance, premiums and fees receivable, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, current and deferred taxes, specifically identifiable intangible assets, funds withheld reinsurance assets, ceded MRB liabilities, operating lease right-of-use (“ROU”) assets, finance lease assets and other receivables and prepaid expenses. Other liabilities consist primarily of deferred gain on business sold through reinsurance, ceded MRB assets, pension and other employee benefit liabilities, certain financing arrangements, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, derivative instrument liabilities, other policyholder liabilities, certain reinsurance payables, long-term operating lease liabilities, finance lease liabilities and other accrued expenses.

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

The LFPB associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts is measured using a net premium ratio approach. This approach accrues expected benefits and claims in proportion to the premium revenue recognized. For life-contingent payout annuity contracts with limited premium payments, as premium collection is not the completion of the earnings process, gross premiums in excess of net premiums are deferred. This excess of gross premiums received over the related net premiums is referred to as the deferred profit liability (“DPL”). The DPL is included in the LFPB, and profits are recognized over the life of the contracts.

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

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2023, 2022 and 2021, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $41 million, $49 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 15.

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

Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Fee income related to 12b-1 fees and net investment advisory fees, reported primarily within our Annuities segment, was $715 million, $743 million and $848 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Insurance Premiums

Insurance premiums consist primarily of group insurance products, payout annuities with life contingencies and traditional life insurance. These insurance premiums are recognized as revenue when due.

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

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value of mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is reported net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation to cede realized gains and losses to the reinsurer.

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

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues attributable to broker-dealer services and advisory fee income, reported primarily within our Annuities segment, were $461 million, $468 million and $497 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements, and were $210 million, $203 million and $180 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest Credited

We credit interest to our policyholder account balances based on the contractual terms supporting our products.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances. Benefits also include the change in reserves for annuity products with guaranteed death and living benefits, certain annuities with life contingencies and life insurance products with secondary guarantee benefits. For traditional life, group life and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Policyholder Liability Remeasurement Gain (Loss)

Policyholder liability remeasurement gain (loss) recognized in net income (loss) includes remeasurement gains and losses resulting from updates in cash flow assumptions and actual variance from expected experience used in the net premium ratio or benefit ratio calculation for future policy benefits associated with limited payment life-contingent annuity products and traditional life insurance, liabilities for future claims associated with our group products, and additional liabilities for other insurance benefits on certain guaranteed benefits associated with our UL products.

Policyholder liability remeasurement gain (loss) recognized in OCI includes any changes resulting from the discount rate remeasurement of future policy benefits associated with limited payment life-contingent annuity products and traditional life insurance and liabilities for future claims associated with our group products as of each reporting period.

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

We use the individual security approach for releasing income tax effects from AOCI.

2.  New Accounting Standards

The following table provides a description of our adoption of new ASUs issued by the FASB and the impact of the adoption on the consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) and related amendments	The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, with certain exceptions. The amendments are effective for contract modifications made between March 12, 2020, and December 31, 2024.	March 12, 2020 through December 31, 2024	This standard may be elected and applied prospectively. We utilized certain practical expedients under this guidance for contract modifications and to maintain hedge accounting for certain derivatives from the effective date through December 31, 2023. This ASU has not had a material impact to our consolidated financial condition and results of operations to date, and we do not expect future material impacts through the close of the ASU effective date on December 31, 2024.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023
We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for MRBs for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted ASU 2018-12 with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

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

The following table presents the cumulative effect adjustments (in millions), after-tax and shown as increase (decrease), to the components of stockholder’s equity due to the adoption of ASU 2018-12 as of January 1, 2021, by primary accounting topic:

			Total Stockholder’s Equity
	Retained Earnings	AOCI

Shadow impacts:
DAC, VOBA, DSI and DFEL	$–	$2,271	$2,271
Additional liabilities for other
insurance benefits	–	1,197	1,197
LFPB and other (1)	(121)	(1,520)	(1,641)
MRBs (2)	(1,699)	2,874	1,175
Total	$(1,820)	$4,822	$3,002

(1) Includes impacts to reserves and ceded reserves reported within future contract benefits and reinsurance recoverables, respectively, on the Consolidated Balance Sheets, excluding shadow impacts on additional liabilities for other insurance benefits.
(2) Includes impacts related to MRB assets and MRB liabilities reported on the Consolidated Balance Sheets and ceded MRBs reported within other assets on the Consolidated Balance Sheets.

The following table summarizes the effect of the adoption of ASU 2018-12 as of January 1, 2021, (in millions) on the Consolidated Balance Sheets:

	Retained Earnings	AOCI	Total Stockholder’s Equity

DAC, VOBA and DSI	$–	$6,079	$6,079
Reinsurance recoverables	607	2,556	3,163
Other assets (1)	5,795	–	5,795
Future contract benefits	(760)	(2,966)	(3,726)
MRBs, net	(7,956)	3,656	(4,300)
DFEL	–	(3,190)	(3,190)
Other liabilities (2)	494	(1,313)	(819)
Total	$(1,820)	$4,822	$3,002

(1) Consists primarily of ceded MRB adjustments.
(2) Consists of state and federal tax adjustments.

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020	Impact from Removal of Shadow Balances from AOCI	Balance Post-Adoption January 1, 2021

DAC
Variable Annuities	$3,675	$52	$3,727
Fixed Annuities	264	215	479
Traditional Life	1,041	–	1,041
UL and Other	297	5,031	5,328
Group Protection	187	–	187
Retirement Plan Services	126	112	238
Total DAC	5,590	5,410	11,000

VOBA
Fixed Annuities	–	23	23
Traditional Life	67	–	67
UL and Other	167	630	797
Total VOBA	234	653	887

DSI (1)
Variable Annuities	194	2	196
Fixed Annuities	17	13	30
UL and Other	35	–	35
Retirement Plan Services	13	1	14
Total DSI	259	16	275
Total DAC, VOBA and DSI	$6,083	$6,079	$12,162

(1) Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020	Impact from Removal of Shadow Balances from AOCI	Balance Post-Adoption January 1, 2021

DFEL (1)
Variable Annuities	$319	$5	$324
UL and Other	77	3,185	3,262
Total DFEL	$396	$3,190	$3,586

(1) Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Impact from Removal of Shadow Balances from AOCI	Single-A Discount Rate Measurement in AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

LFPB
Payout Annuities	$2,313	$(105)	$415	$44	$2,667
Traditional Life	3,062	–	852	(2)	3,912
Liability for Future Claims
Group Protection	5,422	–	517	–	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,687	(1,515)	–	92	12,264
Other Operations (2)	10,309	(80)	2,882	626	13,737
Other (3)	3,525	–	–	–	3,525
Total future contract benefits	$38,318	$(1,700)	$4,666	$760	$42,044

(1) Balance pre-adoption excludes features that meet the definition of an MRB upon transition, including features that were previously accounted for as an additional liability. Also, balance pre-adoption reflects certain reclassifications of non-life contingent account balances from future contract benefits to policyholder account balances within the Consolidated Balance Sheets.
(2) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($6.3 billion and $7.4 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.8 billion and $3.3 billion as of December 31, 2020, and January 1, 2021, respectively). Includes LFPB and additional liabilities balances.
(3) Represents other miscellaneous reserves outside the scope of ASU 2018-12.

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Single-A Discount Rate Measurement in AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

Reinsured LFPB
Payout Annuities	$5	$–	$–	$5
Traditional Life	372	88	–	460
Reinsured Liability for Future
Claims
Group Protection	148	14	–	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	922	–	(3)	919
Reinsured Other Operations (2)	14,757	2,454	610	17,821
Reinsured Other (3)	1,346	–	–	1,346
Total reinsurance recoverables	$17,550	$2,556	$607	$20,713

(1) Balance pre-adoption excludes features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities.
(2) Represents reinsurance recoverables reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($12.0 billion and $13.2 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.7 billion and $3.2 billion as of December 31, 2020, and January 1, 2021, respectively). Includes reinsured LFPB and reinsured additional liabilities balances.
(3) Represents other miscellaneous reinsurance recoverables outside the scope of ASU 2018-12.

The following table summarizes the changes in the net liability position of MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Cumulative Effect of Credit Risk to AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

MRBs, Net
Variable Annuities	$831	$(3,592)	$7,968	$5,207
Fixed Annuities	192	(52)	(22)	118
Retirement Plan Services	11	(12)	10	9
Total MRBs, net	$1,034	$(3,656)	$7,956	$5,334

(1) Balance pre-adoption includes all features that meet the definition of an MRB upon transition, including features that were previously accounted for as additional liabilities or embedded derivatives.

The following table summarizes the changes in the net asset position of ceded MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12, reported in other assets on the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

Ceded MRBs, Net
Variable Annuities	$828	$5,700	$6,528
Retirement Plan Services	1	10	11
Total ceded MRBs, net	$829	$5,710	$6,539

(1) Balance pre-adoption includes all features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities or embedded derivatives.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Balance Sheet:

	As of December 31, 2022
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Deferred acquisition costs, value of business
acquired and deferred sales inducements (2)	$13,873	$(1,610)	$12,263
Reinsurance recoverables, net of allowance for
credit losses (2)	24,450	(2,646)	21,804
Market risk benefit assets	–	2,807	2,807
Other assets (2)	8,831	(1,154)	7,677
Total assets (2)	338,185	(2,603)	335,582
Future contract benefits (2)	41,203	(2,901)	38,302
Market risk benefit liabilities	–	2,078	2,078
Deferred front-end loads (2)	5,765	(650)	5,115
Other liabilities (2)	7,719	(1,468)	6,251
Total liabilities (2)	329,919	(2,941)	326,978
Retained earnings	2,436	(1,022)	1,414
Accumulated other comprehensive income (loss)	(7,073)	1,360	(5,713)
Total stockholder’s equity	$8,266	$338	$8,604

(1) The amounts as previously reported were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 thereto (“2022 Form 10-K”).
(2) Certain as previously reported amounts have been reclassified to conform to the current presentation.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Fee income	$5,783	$(417)	$5,366	$6,630	$(864)	$5,766
Realized gain (loss)	214	204	418	711	148	859
Total revenues	17,770	(213)	17,557	19,228	(716)	18,512
Benefits	10,801	(2,598)	8,203	8,039	(12)	8,027
Interest credited	2,849	11	2,860	2,911	1	2,912
Market risk benefit (gain) loss	–	296	296	–	(1,554)	(1,554)
Policyholder liability remeasurement (gain) loss	–	2,445	2,445	–	(119)	(119)
Commissions and other expenses	4,799	128	4,927	5,548	(537)	5,011
Total expenses	19,387	282	19,669	16,699	(2,221)	14,478
Income (loss) before taxes	(1,617)	(495)	(2,112)	2,529	1,505	4,034
Federal income tax expense (benefit)	(332)	(105)	(437)	420	317	737
Net income (loss)	(1,285)	(390)	(1,675)	2,109	1,188	3,297
Unrealized investment gain (loss)	(13,613)	(4,026)	(17,639)	(2,480)	(753)	(3,233)
Market risk benefit non-performance risk
gain (loss)	–	(211)	(211)	–	(923)	(923)
Policyholder liability discount rate
remeasurement gain (loss)	–	1,891	1,891	–	560	560
Total other comprehensive income (loss),
net of tax	(13,617)	(2,346)	(15,963)	(2,477)	(1,116)	(3,593)
Comprehensive income (loss)	(14,902)	(2,736)	(17,638)	(368)	72	(296)

(1) The amounts as previously reported were reported in our 2022 Form 10-K.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholder’s Equity:

	As of December 31, 2022			As of December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Retained earnings balance as of
beginning-of-year	$4,366	$(632)	$3,734	$4,167	$–	$4,167
Cumulative effect from adoption of new
accounting standards	–	–	–	–	(1,820)	(1,820)
Net income (loss)	(1,285)	(390)	(1,675)	2,109	1,188	3,297
Retained earnings balance as of end-of-year	2,436	(1,022)	1,414	4,366	(632)	3,734
Accumulated other comprehensive income
(loss) balance as of beginning-of-year	6,544	3,706	10,250	9,021	–	9,021
Cumulative effect from adoption of new
accounting standards	–	–	–	–	4,822	4,822
Other comprehensive income (loss), net of
tax	(13,617)	(2,346)	(15,963)	(2,477)	(1,116)	(3,593)
Accumulated other comprehensive income
(loss) balance as of end-of-year	(7,073)	1,360	(5,713)	6,544	3,706	10,250
Total stockholder’s equity as of end-of-year	$8,266	$338	$8,604	$22,860	$3,074	$25,934

(1) The amounts as previously reported were reported in our 2022 Form 10-K

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Year Ended December 31, 2022
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Net income (loss)	$(1,285)	$(390)	$(1,675)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(214)	(204)	(418)
Market risk benefit (gain) loss	–	296	296
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	45	450	495
Insurance liabilities and reinsurance-related balances (2)	727	(75)	652
Accrued expenses	(98)	(3)	(101)
Federal income tax accruals	(271)	(105)	(376)
Other (2)	375	31	406

	For the Year Ended December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Net income (loss)	$2,109	$1,188	$3,297
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(711)	(148)	(859)
Market risk benefit (gain) loss	–	(1,554)	(1,554)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	289	207	496
Insurance liabilities and reinsurance-related balances (2)	(862)	(31)	(893)
Accrued expenses	370	7	377
Federal income tax accruals	391	317	708
Other (2)	(365)	14	(351)

(1) The amounts as previously reported were reported in our 2022 Form 10-K.
(2) Certain as previously reported amounts have been reclassified to conform to the current presentation.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,811	$820	$5,757	$8	$63,866
U.S. government bonds	414	7	28	–	393
State and municipal bonds	2,675	97	230	–	2,542
Foreign government bonds	309	15	46	–	278
RMBS	1,719	27	138	6	1,602
CMBS	1,520	5	181	–	1,344
ABS	12,556	62	571	4	12,043
Hybrid and redeemable preferred securities	227	21	15	1	232
Total fixed maturity AFS securities	$88,231	$1,054	$6,966	$19	$82,300

	As of December 31, 2022
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$88,950	$763	$10,538	$9	$79,166
U.S. government bonds	377	5	31	–	351
State and municipal bonds	5,198	170	483	–	4,885
Foreign government bonds	339	17	45	–	311
RMBS	2,025	21	203	7	1,836
CMBS	1,908	3	244	–	1,667
ABS	11,791	37	925	4	10,899
Hybrid and redeemable preferred securities	356	25	30	1	350
Total fixed maturity AFS securities	$110,944	$1,041	$12,499	$21	$99,465

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2023, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,389	$4,354
Due after one year through five years	17,444	16,858
Due after five years through ten years	15,405	14,403
Due after ten years	35,198	31,696
Subtotal	72,436	67,311
Structured securities (RMBS, CMBS, ABS)	15,795	14,989
Total fixed maturity AFS securities	$88,231	$82,300

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$13,439	$1,744	$33,285	$4,013	$46,724	$5,757
U.S. government bonds	65	6	194	22	259	28
State and municipal bonds	371	72	814	158	1,185	230
Foreign government bonds	108	31	57	15	165	46
RMBS	355	20	840	118	1,195	138
CMBS	583	56	586	125	1,169	181
ABS	1,898	68	7,212	503	9,110	571
Hybrid and redeemable preferred securities	32	2	94	13	126	15
Total fixed maturity AFS securities	$16,851	$1,999	$43,082	$4,967	$59,933	$6,966

Total number of fixed maturity AFS securities in an unrealized loss position						7,167

	As of December 31, 2022
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$57,656	$8,684	$6,867	$1,854	$64,523	$10,538
U.S. government bonds	236	25	27	6	263	31
State and municipal bonds	1,850	414	227	69	2,077	483
Foreign government bonds	122	18	58	27	180	45
RMBS	1,337	160	191	43	1,528	203
CMBS	1,224	156	312	88	1,536	244
ABS	6,712	551	3,325	374	10,037	925
Hybrid and redeemable preferred securities	61	5	98	25	159	30
Total fixed maturity AFS securities	$69,198	$10,013	$11,105	$2,486	$80,303	$12,499

Total number of fixed maturity AFS securities in an unrealized loss position						8,106

(1) As of December 31, 2023 and 2022, we recognized $7 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,480	$916	529
Six months or greater, but less than nine months	321	90	79
Nine months or greater, but less than twelve months	321	106	87
Twelve months or greater	3,485	1,336	704
Total	$6,607	$2,448	1,399

	As of December 31, 2022
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$10,895	$3,514	1,489
Six months or greater, but less than nine months	4,256	2,150	640
Nine months or greater, but less than twelve months	362	243	73
Twelve months or greater	2	–	15
Total	$15,515	$5,907	$2,217

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $5.5 billion for the year ended December 31, 2023, which was driven by declining interest rates during the fourth quarter of 2023 and the transfer of assets as part of the Fortitude Re reinsurance transaction. As discussed further below, we believe the unrealized loss position as of December 31, 2023, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2023 and 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2023 and 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and $3.5 billion, respectively, and a fair value of $2.6 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2023 and 2022, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. See Note 1 for a discussion regarding our accounting policy relating to the allowance for credit losses on our fixed maturity AFS securities.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2023
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$5	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	24	1	–	25
Additions (reductions) for securities for which credit losses
were previously recognized	(2)	(2)	–	(4)
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(21)	–	–	(21)
Balance as of end-of-year (2)	$8	$6	$5	$19

	For the Year Ended December 31, 2022
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	4	3	–	7
Additions (reductions) for securities for which credit losses
were previously recognized	2	3	4	9
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(12)	–	–	(12)
Balance as of end-of-year (2)	$9	$7	$5	$21

	For the Year Ended December 31, 2021
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$–	$13
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	8	–	1	9
Additions (reductions) for securities for which credit losses
were previously recognized	5	–	–	5
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(6)	–	–	(6)
Balance as of end-of-year (2)	$17	$1	$1	$19
(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2) As of December 31, 2023, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $814 million, $1.1 billion and $944 million, respectively, and was excluded from the estimate of credit losses.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2023	2022
Fixed maturity securities:
Corporate bonds	$1,615	$2,196
State and municipal bonds	21	21
Foreign government bonds	46	49
RMBS	62	99
CMBS	104	137
ABS	455	919
Hybrid and redeemable preferred securities	18	25
Total trading securities	$2,321	$3,446

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2023, 2022 and 2021, was $80 million, $(628) million and $(48) million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,165	$1,665	$18,830	$16,913	$1,315	$18,228
30 to 59 days past due	61	28	89	19	23	42
60 to 89 days past due	–	9	9	–	6	6
90 or more days past due	–	60	60	–	33	33
Allowance for credit losses	(86)	(28)	(114)	(83)	(15)	(98)
Unamortized premium (discount)	(7)	43	36	(9)	36	27
Mark-to-market gains (losses) (1)	(36)	(1)	(37)	(27)	–	(27)
Total carrying value	$17,097	$1,776	$18,873	$16,813	$1,398	$18,211

(1) Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 15 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% and 28% of commercial mortgage loans on real estate as of December 31, 2023 and 2022, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of December 31, 2023 and 2022.

As of December 31, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 12% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of December 31, 2023 and 2022, we had 116 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of December 31, 2023 and 2022, we had 82 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $38 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings. Losses from loan modifications for the year ended December 31, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2023 and 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $2 million and less than $1 million, respectively.

As of December 31, 2023 and 2022, there were 99 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $47 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$30	$16	$32
Interest income recognized on impaired mortgage loans on real estate	–	–	–
Interest income collected on impaired mortgage loans on real estate	–	–	–

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of December 31, 2023		As of December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Commercial mortgage loans on real estate	$–	$–	$–	$–
Residential mortgage loans on real estate	–	62	–	34
Total	$–	$62	$–	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2023
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,366	1.90	$54	1.38	$–	–	$1,420
2022	1,709	2.07	140	1.54	–	–	1,849
2021	2,317	3.34	61	1.55	–	–	2,378
2020	1,205	3.23	11	1.38	–	–	1,216
2019	2,404	2.39	80	1.56	10	2.33	2,494
2018 and prior	7,770	2.39	78	1.60	14	0.87	7,862
Total	$16,771		$424		$24		$17,219

	As of December 31, 2022
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,335	3.05	72	1.53	–	–	2,407
2020	1,280	2.99	17	1.58	–	–	1,297
2019	2,643	2.17	81	1.50	29	1.58	2,753
2018	2,222	2.17	67	1.62	–	–	2,289
2017 and prior	6,170	2.44	131	1.75	–	–	6,301
Total	$16,419		$473		$31		$16,923

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	–	–	–
Total	$1,379	$34	$1,413

Credit Losses on Mortgage Loans on Real Estate

In connection with our recognition of an allowance for credit losses for mortgage loans on real estate, we perform a quantitative analysis using a probability of default/loss given default/exposure at default approach to estimate expected credit losses in our mortgage loan portfolio as well as unfunded commitments related to commercial mortgage loans, exclusive of certain mortgage loans held at fair value. See Note 1 for a discussion regarding our accounting policy relating to the allowance for credit losses on our mortgage loans on real estate.

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss expense (1)	3	13	16
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$86	$28	$114

	For the Year Ended December 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$78	$17	$95
Additions (reductions) from provision for credit loss expense (1)	5	(2)	3
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$83	$15	$98

	For the Year Ended December 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$186	$17	$203
Additions (reductions) from provision for credit loss expense (1)	(108)	–	(108)
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$78	$17	$95

(1) We recognized $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2023. We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2022. We recognized $3 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2021.
(2) Accrued investment income on mortgage loans on real estate totaled $67 million, $51 million and $48 million as of December 31, 2023, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of December 31, 2023 and 2022, alternative investments included investments in 332 and 328 different partnerships, respectively, and represented approximately 3% and 2% of total investments, respectively.

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities	$4,961	$4,408	$4,242
Trading securities	158	179	165
Equity securities	13	11	3
Mortgage loans on real estate	752	687	677
Policy loans	102	100	115
Cash and invested cash	118	12	–
Commercial mortgage loan prepayment
and bond make-whole premiums	10	100	195
Alternative investments	244	96	677
Consent fees	3	8	10
Other investments	(38)	75	60
Investment income	6,323	5,676	6,144
Investment expense	(611)	(402)	(305)
Net investment income	$5,712	$5,274	$5,839

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(3,805)	$–	$–
State and municipal bonds	(214)	–	–
RMBS	(74)	–	–
CMBS	(60)	–	–
ABS	(57)	–	–
Hybrid and redeemable preferred securities	(3)	–	–
Total intent to sell impairments	$(4,213)	$–	$–

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(23)	$(4)	$(10)
RMBS	1	(6)	–
ABS	1	(4)	–
Hybrid and redeemable preferred securities	–	–	(1)
Total credit loss benefit (expense)	$(21)	$(14)	$(11)

(1)     Represents impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreements in the second quarter of 2023 and recognized additional impairment on certain of these securities during the third quarter of 2023 due to higher interest rates. Interest rates declined during the fourth quarter of 2023, which resulted in recognition of a $295 million pre-tax net gain upon close of the transaction, included in gross gains and gross losses on fixed maturity AFS securities in Note 21. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$5,127	$5,127	$3,210	$3,210
Securities pledged under securities lending agreements (2)	205	197	298	287
Investments pledged for FHLBI (3)	2,650	3,603	3,130	3,925
Total payables for collateral on investments	$7,982	$8,927	$6,638	$7,422

(1) We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash or fixed maturity AFS securities. This also includes interest payable on collateral. See Note 6 for additional information.
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
(3) Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2023 and 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
Collateral payable for derivative investments	$1,917	$(2,355)	$2,595
Securities pledged under securities lending agreements	(93)	57	126
Investments pledged for FHLBI	(480)	–	–
Total increase (decrease) in payables for collateral on investments	$1,344	$(2,298)	$2,721

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities Lending
Corporate bonds	$288	$–	$–	$–	$288
Foreign government bonds	2	–	–	–	2
Equity securities	8	–	–	–	8
Total gross secured borrowings	$298	$–	$–	$–	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities which we are permitted to sell or re-pledge. As of
December 31, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.3 billion, and we had repledged $553 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $42 million as of December 31, 2023.

Investment Commitments

As of December 31, 2023, our investment commitments were $3.0 billion, which included $2.3 billion of LPs, $536 million of mortgage loans on real estate and $197 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of total investments. As of December 31, 2022, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the Federal National Mortgage Association with a fair value of $1.0 billion and $702 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2023 and 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.6 billion and $19.2 billion, respectively, or 14% and 15%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.3 billion and $14.3 billion, respectively, or 10% and 11%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Variable Interest Entities

Unconsolidated VIEs

Reinsurance-Related Notes

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2023, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.0 billion and $3.0 billion as of December 31, 2023 and 2022, respectively.

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
See Note 1 for a discussion of the accounting treatment for derivative instruments. See Note 15 for additional disclosures related to the fair value of our derivative instruments and Note 5 for derivative instruments related to our consolidated VIEs.

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our annuity and life insurance products.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, RILA, fixed indexed annuity, IUL and VUL products.

Our RILA, fixed indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, RILA and VUL products. Put options are contracts that require the buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity, RILA and VUL products.

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

Other Derivatives

Lapse Protection Rider Ceded Derivative

We also have an inter-company agreement through which Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), an affiliated reinsurer, assumes the risk under certain UL contracts for lapse protection riders (“LPR”). If the policyholder’s account balance is insufficient to pay the cost of insurance charges required to keep the policy in force, and the policyholder has made the required deposits, we will be reimbursed for those charges.

Embedded Derivatives

We have embedded derivatives that include:

RILA, Fixed Indexed Annuity and IUL Contracts Embedded Derivatives

Our RILA, fixed indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance-Related Embedded Derivatives

We have certain modified coinsurance and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

Derivatives Related to Divestitures and Reinsurance Transactions

We used interest rate futures contracts to hedge the interest rate risk related to the assets used as consideration in the Fortitude Re reinsurance transaction. These futures contracts required payment between our counterparty and us on a daily basis for changes in the associated future index prices.

We use swaptions and forward-starting swaps to hedge the interest rate risk associated with the Stock Purchase Agreement entered into with Osaic.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2023			As of December 31, 2022
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$485	$11	$47	$1,377	$4	$232
Foreign currency contracts (1)	4,662	423	78	4,383	643	18
Total cash flow hedges	5,147	434	125	5,760	647	250
Fair value hedges:
Interest rate contracts (1)	450	1	39	524	2	44
Foreign currency contracts (1)	25	–	1	–	–	–
Total fair value hedges	475	1	40	524	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	90,829	636	979	105,977	709	935
Foreign currency contracts (1)	306	11	6	395	27	2
Equity market contracts (1)	225,251	10,244	4,227	142,653	5,135	2,035
Commodity contracts (1)	–	–	–	13	14	3
Credit contracts (1)	91	–	–	–	–	–
LPR ceded derivative (2)	–	206	–	–	212	–
Embedded derivatives:
Reinsurance-related (3)	–	493	–	–	681	–
RILA, fixed indexed annuity and IUL contracts (4)	–	940	9,077	–	525	4,783
Total derivative instruments	$322,099	$12,965	$14,454	$255,322	$7,952	$8,052

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements as described in Note 1.
(2) Reported in other assets on the Consolidated Balance Sheets.
(3) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(4)    Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2023
	Less Than 1 Year	1 – 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$22,166	$25,350	$22,349	$21,899	$–	$91,764
Foreign currency contracts (2)	276	956	1,687	2,032	42	4,993
Equity market contracts	174,430	37,200	6,950	9	6,662	225,251
Credit contracts	–	91	–	–	–	91
Total derivative instruments
with notional amounts	$196,872	$63,597	$30,986	$23,940	$6,704	$322,099

(1) As of December 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 18, 2024.
(2) As of December 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$534	$587	$39	$44

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258	$42
Cumulative effect from adoption of new accounting standard	–	–	25
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	212	(336)	11
Foreign currency contracts	(50)	182	130
Change in foreign currency exchange rate adjustment	(169)	312	152
Income tax benefit (expense)	2	(34)	(63)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(1)	2	3
Foreign currency contracts (1)	54	62	48
Foreign currency contracts (2)	7	39	(2)
Income tax benefit (expense)	(13)	(22)	(10)
Balance as of end-of-year	$249	$301	$258

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2023
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(4,934)	$5,712	$5,044
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(5)	–
Derivatives designated as hedging instruments	–	5	–
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	(1)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	7	54	–
Non-Qualifying Hedges
Interest rate contracts	(161)	–	–
Foreign currency contracts	(2)	–	–
Equity market contracts	1,387	–	–
Commodity contracts	8	–	–
Credit contracts	(4)	–	–
LPR ceded derivative	–	–	6
Embedded derivatives:
Reinsurance-related	(188)	–	–
RILA, fixed indexed annuity and IUL contracts	(3,187)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2022
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$418	$5,274	$8,203
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(167)	–
Derivatives designated as hedging instruments	–	167
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	2	–
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	39	62	–
Non-Qualifying Hedges
Interest rate contracts	(2,113)	–	–
Foreign currency contracts	2	–	–
Equity market contracts	(2,075)	–	–
Commodity contracts	11	–	–
Credit contracts	(4)	–	–
LPR ceded derivative	–	–	106
Embedded derivatives:
Reinsurance-related	1,259	–	–
RILA, fixed indexed annuity and IUL contracts	1,760	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2021
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$859	$5,839	$8,027
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(60)	–
Derivatives designated as hedging instruments	–	60
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	3	–
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	–
Non-Qualifying Hedges
Interest rate contracts	(957)	–	–
Foreign currency contracts	(1)	–	–
Equity market contracts	3,355	–	–
Credit contracts	(1)	–	–
Embedded derivatives:
Reinsurance-related	280	–	–
RILA, fixed indexed annuity and IUL contracts	(2,622)	–	–

As of December 31, 2023, $56 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2023 and 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, we and LLANY have agreed to maintain certain financial strength or claims-paying ability. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2023 or 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2023		As of December 31, 2022
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)
AA-	$2,330	$(63)	$383	$(6)
A+	2,422	(125)	1,718	(151)
A	82	–	1,099	–
A-	273	–	–	–
	$5,107	$(188)	$3,200	$(157)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2023
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$10,714	$1,433	$12,147
Gross amounts offset	(4,409)	–	(4,409)
Net amount of assets	6,305	1,433	7,738
Gross amounts not offset:
Cash collateral	(5,107)	–	(5,107)
Non-cash collateral (1)	(1,198)	–	(1,198)
Net amount	–	1,433	1,433

Financial Liabilities
Gross amount of recognized liabilities	968	9,077	10,045
Gross amounts offset	(612)	–	(612)
Net amount of liabilities	356	9,077	9,433
Gross amounts not offset:
Cash collateral	(188)	–	(188)
Non-cash collateral (2)	(168)	–	(168)
Net amount	$–	$9,077	$9,077

(1) Excludes excess non-cash collateral received of $1.3 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $81 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As of December 31, 2022
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$6,483	$1,206	$7,689
Gross amounts offset	(2,964)	–	(2,964)
Net amount of assets	3,519	1,206	4,725
Gross amounts not offset:
Cash collateral	(3,200)	–	(3,200)
Non-cash collateral (1)	(319)	–	(319)
Net amount	–	1,206	1,206

Financial Liabilities
Gross amount of recognized liabilities	304	4,783	5,087
Gross amounts offset	(50)	–	(50)
Net amount of liabilities	254	4,783	5,037
Gross amounts not offset:
Cash collateral	(157)	–	(157)
Non-cash collateral (2)	(46)	–	(46)
Net amount	$51	$4,783	$4,834

(1) Excludes excess non-cash collateral received of $1.1 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) There was no excess non-cash collateral pledged as of December 31, 2022.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
DAC, VOBA and DSI
Variable Annuities	$4,025	$4,047
Fixed Annuities	456	479
Traditional Life	1,374	1,336
UL and Other	6,139	6,002
Group Protection	154	141
Retirement Plan Services	270	258
Total DAC, VOBA and DSI	$12,418	$12,263

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
DFEL
Variable Annuities	$300	$310
UL and Other (1)	5,579	4,766
Other Operations (2)	44	39
Total DFEL	$5,923	$5,115

(1) We reported $2.3 billion of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheet as of December 31, 2023.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $44 million and $39 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,880	$439	$1,286	$5,518	$141	$241
Deferrals	361	50	188	482	113	21
Amortization	(373)	(68)	(142)	(291)	(100)	(18)
Balance as of end-of-year	$3,868	$421	$1,332	$5,709	$154	$244

	For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,860	$448	$1,146	$5,269	$140	$239
Deferrals	390	60	266	537	98	21
Amortization	(370)	(69)	(126)	(288)	(97)	(19)
Balance as of end-of-year	$3,880	$439	$1,286	$5,518	$141	$241

DAC amortization expense of $992 million, $969 million and $969 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Year Ended December 31, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$454
Business acquired (sold) through
reinsurance	–	–	(11)
Deferrals	–	–	2
Amortization	(2)	(8)	(43)
Balance as of end-of-year	$15	$42	$402

	For the Year Ended December 31, 2022
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$20	$59	$499
Deferrals	–	–	2
Amortization	(3)	(9)	(47)
Balance as of end-of-year	$17	$50	$454

VOBA amortization expense of $53 million, $59 million and $75 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively. No additions or write-offs were recorded for each respective year.

Estimated future amortization of VOBA (in millions), as of December 31, 2023, was as follows:

2024	$39
2025	37
2026	34
2027	29
2028	25

The following tables summarize the changes in DSI (in millions):

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$167	$23	$30	$17
Deferrals	5	–	–	10
Amortization	(15)	(3)	(2)	(1)
Balance as of end-of-year	$157	$20	$28	$26

	For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$181	$27	$31	$14
Deferrals	2	–	1	4
Amortization	(16)	(4)	(2)	(1)
Balance as of end-of-year	$167	$23	$30	$17

DSI amortization expense of $21 million, $23 million and $27 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$310	$4,766	$318	$3,934
Deferrals	19	1,074	22	1,061
Amortization	(29)	(261)	(30)	(229)
Balance as of end-of-year	300	5,579	310	4,766
Less: ceded DFEL	–	2,252	–	31
Balance as of end-of-year, net of reinsurance	$300	$3,327	$310	$4,735

DFEL amortization of $290 million, $259 million and $220 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2023	2022	2021
Direct insurance premiums and fee income	$13,661	$13,479	$13,277
Reinsurance assumed	91	102	97
Reinsurance ceded (1)	(5,168)	(2,374)	(2,249)
Total insurance premiums and fee income	$8,584	$11,207	$11,125

Direct insurance benefits	$10,178	$10,266	$10,491
Reinsurance ceded (1)	(5,150)	(2,063)	(2,464)
Total benefits	$5,028	$8,203	$8,027

Direct market risk benefit (gain) loss	$(2,309)	$(3,517)	$(4,011)
Reinsurance ceded	1,174	3,814	2,457
Total market risk benefit (gain) loss	$(1,135)	$296	$(1,554)

Direct policyholder liability remeasurement (gain) loss	$(234)	$3,284	$(164)
Reinsurance ceded	67	(839)	45
Total policyholder liability remeasurement (gain) loss	$(167)	$2,445	$(119)

(1) Includes impacts related to the Fortitude Re reinsurance transaction effective in the fourth quarter of 2023

We and LLANY cede insurance to other companies. The portion of our annuity and life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management. Reinsurance does not discharge us from our primary obligation to contract holders for losses incurred under the policies we issue. We evaluate each reinsurance agreement to determine whether the agreement provides indemnification against loss or liability. As discussed in Note 26, a portion of this reinsurance activity is with affiliated companies.

As of December 31, 2023, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 27% of the mortality risk on newly issued life insurance contracts in 2023.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. The amounts recoverable from LNBAR were $15.6 billion and $2.2 billion as of December 31, 2023 and 2022, respectively. The increase was driven primarily by an agreement between us and LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $13.2 billion as of December 31, 2023. We recorded a deferred gain on the transaction of $4.2 billion, of which $14 million was amortized during 2023. As of December 31, 2023, we held other investments and cash and invested cash with a carrying value of $759 million and $112 million, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $13.0 billion and $2.2 billion as of December 31, 2023 and 2022, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re, an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of December 31, 2023.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of December 31, 2023. We recorded a deferred loss on the transaction of $2.7 billion, of which $11 million was amortized during 2023. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we recorded deposit assets for these contracts of $4.2 billion as of December 31, 2023.

Resolution Life

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $5.0 billion as of December 31, 2023 and 2022, respectively. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $3.8 billion and $4.1 billion as of December 31, 2023 and 2022, respectively. We recognized a realized gain of $635 million in 2021 for the coinsurance portion of the transaction upon the transfer of a portfolio of assets to Resolution Life.

Protective

The sale of individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston completed May 1, 2018 resulted in amounts recoverable from Protective of $9.1 billion and $9.6 billion as of December 31, 2023 and 2022, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $10.5 billion and $11.5 billion as of December 31, 2023 and 2022, respectively. Protective represents our second largest unaffiliated reinsurance exposure as of December 31, 2023.

Athene

Effective October 1, 2018, we entered into a modified coinsurance agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $2.7 billion and $3.8 billion as of December 31, 2023 and 2022, respectively. We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of December 31,
	2023	2022
Fixed maturity AFS securities	$177	$474
Trading securities	1,556	2,644
Equity securities	58	60
Mortgage loans on real estate	288	487
Derivative investments	43	39
Other investments	41	42
Cash and invested cash	582	26
Accrued investment income	23	35
Other assets	6	2
Total	$2,774	$3,809

The portfolio was supported by $77 million of over-collateralization and a $83 million letter of credit as of December 31, 2023. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $33 million, $25 million and $26 million of the gain during 2023, 2022 and 2021, respectively. See “Realized Gain (Loss)” in Note 21 for information on reinsurance-related embedded derivatives.

Swiss Re

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on the Consolidated Balance Sheets with a corresponding reinsurance recoverable from Swiss Re, which totaled $1.6 billion as of December 31,

2023 and 2022, respectively. Swiss Re has funded a trust, with a balance of $656 million and $710 million as of December 31, 2023 and 2022, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans.

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $76 million and $315 million as of December 31, 2023 and 2022, respectively. The decrease was primarily attributable to the release of the allowance for credit losses related to a third-party reinsurer, Scottish Re (U.S.) Inc. (“Scottish Re”), where liquidation proceedings commenced during the third quarter of 2023. Effective September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured. See Note 21 for additional information.

9. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Year Ended December 31, 2023
	Gross Goodwill as of Beginning- of-Year	Accumulated Impairment as of Beginning- of-Year	Net Goodwill as of Beginning- of-Year	Impairment	Net Goodwill as of End- of-Year
Annuities	$1,040	$(600)	$440	$–	$440
Group Protection	684	–	684	–	684
Retirement Plan Services	20	–	20	–	20
Total goodwill	$1,744	$(600)	$1,144	$–	$1,144

			For the Year Ended December 31, 2022
	Gross Goodwill as of Beginning- of-Year	Accumulated Impairment as of Beginning- of-Year	Net Goodwill as of Beginning- of-Year	Impairment	Net Goodwill as of End- of-Year
Annuities	$1,040	$(600)	$440	$–	$440
Life Insurance	2,186	(1,552)	634	(634)	–
Group Protection	684	–	684	–	684
Retirement Plan Services	20	–	20	–	20
Total goodwill	$3,930	$(2,152)	$1,778	$(634)	$1,144

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

2023 Analysis

As of October 1, 2023, we performed our annual quantitative goodwill impairment test for our Annuities, Group Protection and Retirement Plan Services reporting units, and, as of such date, the fair value was in excess of each reporting unit’s carrying value.

2022 Analysis

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2023		As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Life Insurance:
Sales force	$100	$71	$100	$67
Group Protection:
VOCRA	576	145	576	115
VODA	31	12	31	10
Retirement Plan Services:
Mutual fund contract rights (1)	5	–	5	–
Total	$712	$228	$712	$192

(1) No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2023, was as follows:

2024	$37
2025	37
2026	37
2027	37
2028	37
Thereafter	294

10. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of December 31, 2023			As of December 31, 2022
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$3,763	$1,583	$(2,180)	$2,666	$2,004	$(662)
Fixed Annuities	96	128	32	117	72	(45)
Retirement Plan Services	35	5	(30)	24	2	(22)
Total MRBs	$3,894	$1,716	$(2,178)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Year Ended December 31, 2023			As of or For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	8	–	–	12	–	(3)
Attributed fees collected	1,497	32	6	1,571	32	6
Benefit payments	(64)	–	–	(63)	–	–
Effect of changes in interest rates	(110)	(24)	5	(9,346)	(232)	(55)
Effect of changes in equity markets	(3,167)	(12)	(13)	4,293	12	18
Effect of changes in equity index volatility	(593)	9	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	136	5	1	661	10	3
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	(33)	70	–	(158)	1	–
Effect of changes in other future expected
assumptions (2)	(66)	15	(2)	(57)	–	–
Balance as of end-of-year, before the effect of
changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of end-of-year	(2,180)	32	(30)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(870)	–	(5)	294	–	–
Balance as of end-of-year, net of reinsurance	$(1,310)	$32	$(25)	$(956)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	$3,031	$203	$4	$7,974	$171	$15

(1) Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.
(2) Consists primarily of the update of fund mapping, volatility and other capital market assumptions.
(3) Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

Effect of Assumption Review

For the year ended December 31, 2023, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to volatility and policyholder GLB utilization behavior assumptions, partially offset by unfavorable impacts from updates to mortality and policyholder lapse behavior assumptions. For the year ended December 31, 2023, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder GLB utilization and lapse behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

For the year ended December 31, 2022, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 15 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

11. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of December 31,
	2023	2022
Mutual funds and collective investment trusts	$157,578	$142,892
Exchange-traded funds	350	258
Fixed maturity AFS securities	167	169
Cash and invested cash	25	98
Other investments	137	119
Total separate account assets	$158,257	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Variable Annuities	$113,356	$105,573
UL and Other	25,150	20,920
Retirement Plan Services	19,699	16,996
Other Operations (1)	52	47
Total separate account liabilities	$158,257	$143,536

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($46 million and $42 million as of December 31, 2023 and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Year Ended December 31, 2023			As of or For the Year Ended December 31, 2022
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$105,573	$20,920	$16,996	$136,665	$24,785	$21,068
Gross deposits	2,982	1,630	2,222	3,371	1,900	2,378
Withdrawals	(10,177)	(313)	(2,527)	(9,238)	(454)	(2,378)
Policyholder assessments	(2,510)	(964)	(163)	(2,603)	(938)	(164)
Change in market performance	16,870	3,973	3,221	(23,194)	(4,371)	(3,710)
Net transfers from (to) general account	618	(96)	(50)	572	(2)	(198)
Balance as of end-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996

Cash surrender value	$111,928	$22,760	$19,684	$103,987	$18,666	$16,982

12. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Variable Annuities	$29,141	$22,184
Fixed Annuities	25,330	23,338
UL and Other	36,784	37,258
Retirement Plan Services	23,784	25,138
Other (1)	5,277	6,054
Total policyholder account balances	$120,316	$113,972

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.9 billion and $5.7 billion as of December 31, 2023 and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$22,184	$23,338	$37,258	$25,138
Gross deposits	4,709	5,130	3,739	2,776
Withdrawals	(742)	(3,926)	(1,430)	(4,494)
Policyholder assessments	(1)	(56)	(4,464)	(14)
Net transfers from (to) separate account	(427)	–	97	(295)
Interest credited	548	642	1,463	673
Change in fair value of embedded derivative
instruments	2,870	202	121	–
Balance as of end-of-year	$29,141	$25,330	$36,784	$23,784

Weighted-average crediting rate	2.1%	2.7%	4.0%	2.7%
Net amount at risk (1)(2)	$3,031	$203	$300,994	$4
Cash surrender value	27,975	24,324	32,585	23,765

	As of or For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$19,148	$22,522	$37,719	$23,579
Gross deposits	5,178	3,284	3,905	4,012
Withdrawals	(417)	(2,511)	(1,215)	(3,579)
Policyholder assessments	(2)	(51)	(4,446)	(13)
Net transfers from (to) separate account	(492)	–	2	510
Interest credited	287	532	1,476	629
Change in fair value of embedded derivative
instruments	(1,518)	(438)	(183)	–
Balance as of end-of-year	$22,184	$23,338	$37,258	$25,138

Weighted-average crediting rate	1.4%	2.4%	3.9%	2.6%
Net amount at risk (1)(2)	$7,974	$171	$302,481	$15
Cash surrender value	21,147	22,502	33,130	25,133

(1) NAR is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit rider exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.
(2) Calculation is based on total account balances and includes both policyholder account balances and separate account balances.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of December 31, 2023
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	7	12
2.01% - 3.00%	576	–	–	–	–	576
3.01% - 4.00%	1,370	–	–	–	–	1,370
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	27,173
Total	$1,961	$–	$–	$–	$7	$29,141

Fixed Annuities
Up to 1.00%	$696	$511	$546	$505	$2,429	$4,687
1.01% - 2.00%	426	97	235	527	3,081	4,366
2.01% - 3.00%	1,805	35	6	–	18	1,864
3.01% - 4.00%	903	–	–	–	–	903
4.01% and above	180	–	–	–	–	180
Other (1)	–	–	–	–	–	13,330
Total	$4,010	$643	$787	$1,032	$5,528	$25,330

UL and Other
Up to 1.00%	$275	$–	$195	$121	$352	$943
1.01% - 2.00%	557	–	–	–	3,125	3,682
2.01% - 3.00%	6,925	11	148	–	–	7,084
3.01% - 4.00%	15,202	–	1	–	–	15,203
4.01% and above	3,730	–	–	–	–	3,730
Other (1)	–	–	–	–	–	6,142
Total	$26,689	$11	$344	$121	$3,477	$36,784

Retirement Plan Services
Up to 1.00%	$452	$569	$744	$4,904	$2,979	$9,648
1.01% - 2.00%	550	2,065	1,575	832	–	5,022
2.01% - 3.00%	2,492	–	–	–	–	2,492
3.01% - 4.00%	5,012	–	–	–	–	5,012
4.01% and above	1,610	–	–	–	–	1,610
Total	$10,116	$2,634	$2,319	$5,736	$2,979	$23,784

	As of December 31, 2022
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	8	–	12
2.01% - 3.00%	658	–	–	–	–	658
3.01% - 4.00%	1,545	–	–	–	–	1,545
4.01% and above	11	–	–	–	–	11
Other (1)	–	–	–	–	–	19,958
Total	$2,218	$–	$–	$8	$–	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	–	–	1,979
3.01% - 4.00%	1,326	–	–	–	–	1,326
4.01% and above	193	–	–	–	–	193
Other (1)	–	–	–	–	–	13,555
Total	$4,927	$646	$769	$1,055	$2,386	$23,338

UL and Other
Up to 1.00%	$318	$–	$194	$29	$292	$833
1.01% - 2.00%	558	–	–	–	3,282	3,840
2.01% - 3.00%	7,218	156	–	–	–	7,374
3.01% - 4.00%	15,858	–	1	–	–	15,859
4.01% and above	3,824	–	–	–	–	3,824
Other (1)	–	–	–	–	–	5,528
Total	$27,776	$156	$195	$29	$3,574	$37,258

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	–	5,415
2.01% - 3.00%	2,711	1	–	–	–	2,712
3.01% - 4.00%	5,622	1	–	–	–	5,623
4.01% and above	1,511	–	–	–	–	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

13. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Payout Annuities (1)	$2,084	$2,003
Traditional Life (1)	3,553	3,190
Group Protection (2)	5,689	5,462
UL and Other (3)	15,752	14,777
Other Operations (4)	9,753	9,651
Other (5)	3,343	3,219
Total future contract benefits	$40,174	$38,302

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.6 billion and $5.4 billion as of December 31, 2023, and December 31, 2022, respectively) and Swiss Re ($2.1 billion and $2.2 billion as of December 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Year Ended December 31, 2023		As of or For the Year Ended December 31, 2022
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,896	$–	$6,610
Less: Effect of cumulative changes in discount
rate assumptions	–	(584)	–	843
Beginning balance at original discount rate	–	6,480	–	5,767
Effect of changes in cash flow assumptions	–	(5)	–	(382)
Effect of actual variances from expected experience	–	(275)	–	(21)
Adjusted balance as of beginning-of-year	–	6,200	–	5,364
Issuances	–	580	–	1,655
Interest accrual	–	236	–	209
Net premiums collected	–	(784)	–	(742)
Flooring impact of LFPB	–	4	–	(6)
Ending balance at original discount rate	–	6,236	–	6,480
Effect of cumulative changes in discount rate assumptions	–	(152)	–	(584)
Balance as of end-of-year	$–	$6,084	$–	$5,896

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,003	$9,086	$2,511	$10,353
Less: Effect of cumulative changes in discount
rate assumptions	(263)	(793)	266	1,460
Beginning balance at original discount rate (1)	2,266	9,879	2,245	8,893
Effect of changes in cash flow assumptions	–	(21)	–	(321)
Effect of actual variances from expected experience	1	(305)	3	(5)
Adjusted balance as of beginning-of-year	2,267	9,553	2,248	8,567
Issuances	109	580	122	1,655
Interest accrual	86	364	84	326
Benefit payments	(191)	(658)	(188)	(669)
Ending balance at original discount rate (1)	2,271	9,839	2,266	9,879
Effect of cumulative changes in discount rate assumptions	(187)	(202)	(263)	(793)
Balance as of end-of-year	$2,084	$9,637	$2,003	$9,086

Net balance as of end-of-year	$2,084	$3,553	$2,003	$3,190
Less: reinsurance recoverables (2)	1,627	255	10	270
Net balance as of end-of-year, net of reinsurance	$457	$3,298	$1,993	$2,920

Weighted-average duration of future policyholder
benefit liability (years)	9	10	9	11

(1) Includes DPL within Payout Annuities of $56 million, $38 million and $22 million as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
(2)    Increase in Payout Annuities reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force life-contingent payout fixed annuities. See Note 8 for more information on the transaction.

For the year ended December 31, 2023, Payout Annuities did not have any significant assumption updates. For the year ended December 31, 2023, Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the year ended December 31, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

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

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of December 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,481	2,084	3,471	2,003
Traditional Life
Expected future gross premiums	13,406	9,341	13,166	8,887
Expected future benefit payments	13,404	9,637	13,026	9,086

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Payout Annuities
Gross premiums	$116	$133	$95
Interest accretion	86	84	84
Traditional Life
Gross premiums	1,183	1,136	1,022
Interest accretion	128	117	113

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	4.9%	5.3%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.7%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	(27)	15
Effect of actual variances from expected
experience	(261)	(117)
Adjusted beginning-of-year balance	5,771	5,572
New incidence	1,702	1,777
Interest	159	141
Benefit payments	(1,453)	(1,431)
Ending balance at original discount rate	6,179	6,059
Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Balance as of end-of-year	5,689	5,462
Less: reinsurance recoverables	123	127
Balance as of end-of-year, net of reinsurance	$5,566	$5,335

Weighted-average duration of liability for future
claims (years)	5	4

For the year ended December 31, 2023, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to long-term disability and life waiver claim termination rate assumptions, partially offset by unfavorable impacts from updates to long-term disability social security offset assumptions. For the year ended December 31, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

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
The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of December 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,250	$6,179	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Group Protection
Gross premiums	$3,549	$3,393	$3,145
Interest accretion	159	141	145

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
Group Protection
Interest accretion rate	3.0%	2.8%
Current discount rate	4.7%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$14,777	$12,513
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,682	11,400
Effect of changes in cash flow assumptions	165	3,108
Effect of actual variances from expected
experience	(77)	195
Adjusted beginning-of-year balance	15,770	14,703
Issuances	–	7
Interest accrual	765	626
Net assessments collected	658	974
Benefit payments	(588)	(628)
Balance as of end-of-year, excluding
shadow balance in AOCI	16,605	15,682
Effect of cumulative changes in shadow
balance in AOCI	(853)	(905)
Balance as of end-of-year	15,752	14,777
Less: reinsurance recoverables (1)	9,505	1,975
Balance as of end-of-year, net of reinsurance	$6,247	$12,802

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

(1) Increase in reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force ULSG. See Note 8 for more information on the transaction.

For the year ended December 31, 2023, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder lapse behavior assumptions, partially offset by a favorable impact from updates to interest rate assumptions. For the year ended December 31, 2023, we did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of 1.7 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. For the year ended December 31, 2022, we had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
UL and Other
Gross assessments	$1,221	$2,818	$3,150
Interest accretion	765	626	498

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
UL and Other
Interest accretion rate	5.3%	5.0%

14. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2023	2022
Short-Term Debt
Current maturities of long-term debt	$50	$—
Short-term debt (1)	790	562
Total short-term debt	$840	$562

Long-Term Debt, Excluding Current Portion
9.76% surplus note, due 2024	$—	$50
6.03% surplus note, due 2028	750	750
6.56% surplus note, due 2028	500	500
SOFR + 111 bps surplus note, due 2028	71	71
SOFR + 226 bps surplus note, due 2028	544	568
SOFR + 200 bps surplus note, due 2035	30	30
SOFR + 155 bps surplus note, due 2037	25	25
4.20% surplus note, due 2037	50	50
SOFR + 100 bps surplus note, due 2037	154	154
4.225% surplus note, due 2037	28	28
4.00% surplus note, due 2037	30	30
4.50% surplus note, due 2038	13	13
Total long-term debt	$2,195	$2,269

(1) The short-term debt represents short-term notes payable to LNC.

Effective July 1, 2023, we transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the reference rate for our variable-rate debt.

Future principal payments due on long-term debt (in millions) as of December 31, 2023, were as follows:

2024	$50
2025	–
2026	–
2027	–
2028	1,865
Thereafter	330
Total	$2,245

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

We issued a surplus note of $71 million to LNC in October 2013. The note calls for us to pay the principal amount of the note on or before September 24, 2028, and interest to be paid quarterly at an annual rate of SOFR + 111 bps. Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

We issued a variable surplus note to a wholly-owned subsidiary of LNC in December 2013 with an initial outstanding principal amount of $287 million. The note calls for us to pay the principal amount of the note on or before October 1, 2028, and interest to be paid quarterly at an annual rate of SOFR + 226 bps. The outstanding principal amount as of December 31, 2023, was $544 million.

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

We issued a surplus note of $30 million to LNC in 2015. The note calls for us to pay the principal amount of the note on or before September 28, 2035, and interest to be paid quarterly at an annual rate of SOFR + 200 bps. Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

We issued a surplus note of $25 million to LNC in July 2017. The note calls for us to pay the principal amount of the note on or before June 30, 2037, and interest to be paid quarterly at an annual rate of SOFR + 155 bps. Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

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

We issued a surplus note of $375 million to LNC in 2007. The note calls for us to pay the principal amount of the note on or before October 9, 2037, and interest to be paid quarterly at an annual rate of SOFR + 100 bps. The surplus note was amended in 2017 to include repayment terms stating subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest. The outstanding principal amount as of December 31, 2023, was $154 million due to executing our right to repay the surplus note in part to LNC.

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

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2023
	Expiration Date	Maximum Available	LOCs Issued
Credit Facilities
Five-year revolving credit facility	December 21, 2028	$2,000	$116
LOC facility (1)	August 26, 2031	976	917
LOC facility (1)	October 1, 2031	859	859
Total		$3,835	$1,892

(1) Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

On December 21, 2023, LNC entered into a second amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement. The credit agreement, which is unsecured, allows for the issuance of LOCs and borrowing of up to $2.0 billion and has a commitment termination date of December 21, 2028. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) LNL and LNC’s other domestic insurance companies for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business.

The credit agreement, as currently in effect, contains:

•Customary terms and conditions, including covenants restricting the ability of LNC and its subsidiaries to incur liens and the ability of LNC to merge or consolidate with another entity where it is not the surviving entity and dispose of all or substantially all of its assets;
•Financial covenants including maintenance by LNC of a minimum consolidated net worth equal to the sum of $8.626 billion plus 50% of the aggregate net proceeds of equity issuances received by LNC or any of its subsidiaries after September 30, 2023, all as more fully set forth in the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;
•A cap on LNC’s secured non-operating indebtedness and non-operating indebtedness of LNC’s subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and
•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of December 31, 2023, LNC was in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any

LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2023, we were in compliance with all such covenants.

15. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$82,300	$82,300	$99,465	$99,465
Trading securities	2,321	2,321	3,446	3,446
Equity securities	306	306	427	427
Mortgage loans on real estate	18,873	17,330	18,211	16,477
Derivative investments	6,305	6,305	3,519	3,519
Other investments	4,757	4,757	3,577	3,577
Cash and invested cash	3,193	3,193	2,499	2,499
MRB assets	3,894	3,894	2,807	2,807
Other assets:
Ceded MRBs	274	274	540	540
Indexed annuity ceded embedded derivatives	940	940	525	525
LPR ceded derivative	206	206	212	212
Separate account assets	158,257	158,257	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,615)	(34,020)	(43,550)	(34,251)
RILA, fixed annuity and IUL contracts	(9,077)	(9,077)	(4,783)	(4,783)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	493	493	681	681
MRB liabilities	(1,716)	(1,716)	(2,078)	(2,078)
Short-term debt	(840)	(841)	(562)	(562)
Long-term debt	(2,195)	(2,125)	(2,269)	(2,166)
Other liabilities:
Ceded MRBs	(1,149)	(1,149)	(246)	(246)
Derivative liabilities	(356)	(356)	(254)	(254)
Remaining guaranteed interest and similar contracts	(411)	(411)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2023 and 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.
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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of December 31,
	2023	2022
Fair value	$288	$487
Aggregate contractual principal	326	514

As of December 31, 2023 and 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$57,397	$6,469	$63,866
U.S. government bonds	373	20	–	393
State and municipal bonds	–	2,537	5	2,542
Foreign government bonds	–	278	–	278
RMBS	–	1,589	13	1,602
CMBS	–	1,336	8	1,344
ABS	–	10,559	1,484	12,043
Hybrid and redeemable preferred securities	46	138	48	232
Trading securities	–	2,037	284	2,321
Equity securities	1	263	42	306
Mortgage loans on real estate	–	–	288	288
Derivative investments (1)	–	10,705	622	11,327
Other investments – short-term investments	–	233	–	233
Cash and invested cash	–	3,193	–	3,193
MRB assets	–	–	3,894	3,894
Other assets:
Ceded MRBs	–	–	274	274
Indexed annuity ceded embedded derivatives	–	–	940	940
LPR ceded derivative	–	–	206	206
Separate account assets	402	157,855	–	158,257
Total assets	$822	$248,140	$14,577	$263,539

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(9,077)	$(9,077)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	493	–	493
MRB liabilities	–	–	(1,716)	(1,716)
Other liabilities:
Ceded MRBs	–	–	(1,149)	(1,149)
Derivative liabilities (1)	–	(4,792)	(586)	(5,378)
Total liabilities	$–	$(4,299)	$(12,528)	$(16,827)

	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$73,980	$5,186	$79,166
U.S. government bonds	332	19	–	351
State and municipal bonds	–	4,850	35	4,885
Foreign government bonds	–	311	–	311
RMBS	–	1,835	1	1,836
CMBS	–	1,667	–	1,667
ABS	–	9,782	1,117	10,899
Hybrid and redeemable preferred securities	40	261	49	350
Trading securities	–	2,865	581	3,446
Equity securities	–	274	153	427
Mortgage loans on real estate	–	–	487	487
Derivative investments (1)	–	5,929	605	6,534
Other investments – short-term investments	–	30	–	30
Cash and invested cash	–	2,499	–	2,499
MRB assets	–	–	2,807	2,807
Other assets:
Ceded MRBs	–	–	540	540
Indexed annuity ceded embedded derivatives	–	–	525	525
LPR ceded derivative	–	–	212	212
Separate account assets	412	143,124	–	143,536
Total assets	$784	$247,426	$12,298	$260,508

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$–	$–	$(4,783)	$(4,783)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	681	–	681
MRB liabilities	–	–	(2,078)	(2,078)
Other liabilities:
Ceded MRBs	–	–	(246)	(246)
Derivative liabilities (1)	–	(2,666)	(603)	(3,269)
Total liabilities	$–	$(1,985)	$(7,710)	$(9,695)

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

	For the Year Ended December 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$(17)	$28	$1,284	$(12)	$6,469
State and municipal bonds	35	(4)	4	(30)	–	5
RMBS	1	–	–	5	7	13
CMBS	–	–	–	(4)	12	8
ABS	1,117	–	9	733	(375)	1,484
Hybrid and redeemable preferred
securities	49	–	(2)	(2)	3	48
Trading securities	581	17	–	(313)	(1)	284
Equity securities	153	(19)	–	(98)	6	42
Mortgage loans on real estate	487	(7)	5	(197)	–	288
Derivative investments	2	(13)	–	16	31	36
Other assets:
Ceded MRBs (3)	540	(266)	–	–	–	274
Indexed annuity ceded embedded
derivatives (4)	525	6	–	409	–	940
LPR ceded derivative (5)	212	(6)	–	–	–	206
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(4,783)	(3,193)	–	(1,101)	–	(9,077)
Other liabilities – ceded MRBs (3)	(246)	(903)	–	–	–	(1,149)
Total, net	$3,859	$(4,405)	$44	$702	$(329)	$(129)

	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$8,801	$1	$(1,542)	$592	$(2,666)	$5,186
State and municipal bonds	–	–	(1)	–	36	35
Foreign government bonds	41	–	(6)	(30)	(5)	–
RMBS	3	–	1	21	(24)	1
CMBS	–	–	–	17	(17)	–
ABS	870	–	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	90	(4)	(21)	(12)	(4)	49
Trading securities	828	(80)	–	(152)	(15)	581
Equity securities	91	52	–	25	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	–	487
Derivative investments	21	2	(6)	–	(15)	2
Other assets:
Ceded MRBs (3)	4,114	(3,574)	–	–	–	540
Indexed annuity ceded embedded
derivatives (4)	528	(215)	–	212	–	525
LPR ceded derivative (5)	318	(106)	–	–	–	212
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	1,975	–	(627)	–	(4,783)
Other liabilities – ceded MRBs (3)	(17)	(229)	–	–	–	(246)
Total, net	$10,296	$(2,198)	$(1,693)	$495	$(3,041)	$3,859

	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,761	$3	$(182)	$1,189	$30	$8,801
U.S. government bonds	5	–	–	(5)	–	–
Foreign government bonds	74	–	(11)	80	(102)	41
RMBS	2	–	–	2	(1)	3
CMBS	1	(1)	–	8	(8)	–
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	103	–	25	(38)	–	90
Trading securities	643	(3)	–	210	(22)	828
Equity securities	57	38	–	(4)	–	91
Mortgage loans on real estate	832	11	5	(109)	–	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets:
Ceded MRBs (3)	6,539	(2,425)	–	–	–	4,114
Indexed annuity ceded embedded
derivatives (4)	550	87	–	(109)	–	528
LPR ceded derivative (5)	–	–	–	–	318	318
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(3,594)	(2,709)	–	172	–	(6,131)
Other liabilities – ceded MRBs (3)	–	(17)	–	–	–	(17)
Total, net	$15,085	$(3,760)	$(175)	$1,859	$(2,713)	$10,296
(1) The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2) Amortization and accretion of premiums and discounts are included in net investment income on the Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(3) Gains (losses) from the changes in fair value are included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(4) Gains (losses) from the changes in fair value are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(5) Gains (losses) from the changes in fair value are included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Year Ended December 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,035	$(334)	$(34)	$(372)	$(11)	$1,284
State and municipal bonds	–	(30)	–	–	–	(30)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	971	(2)	–	(230)	(6)	733
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(231)	–	(82)	–	(313)
Equity securities	1	(99)	–	–	–	(98)
Mortgage loans on real estate	5	–	–	(202)	–	(197)
Derivative investments	19	–	(3)	–	–	16
Other assets – indexed annuity ceded
embedded derivatives	404	–	–	5	–	409
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,113)	–	–	12	–	(1,101)
Total, net	$2,327	$(696)	$(37)	$(873)	$(19)	$702

	For the Year Ended December 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,335	$(398)	$(81)	$(231)	$(33)	$592
Foreign government bonds	–	–	(30)	–	–	(30)
RMBS	21	–	–	–	–	21
CMBS	17	–	–	–	–	17
ABS	918	–	–	(235)	(7)	676
Hybrid and redeemable preferred
securities	–	–	–	–	(12)	(12)
Trading securities	287	(229)	–	(210)	–	(152)
Equity securities	34	(9)	–	–	–	25
Mortgage loans on real estate	15	–	–	(242)	–	(227)
Other assets – indexed annuity ceded
embedded derivatives	124	–	–	88	–	212
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(710)	–	–	83	–	(627)
Total, net	$2,041	$(636)	$(111)	$(747)	$(52)	$495

	For the Year Ended December 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,861	$(110)	$(109)	$(423)	$(30)	$1,189
U.S. government bonds	–	–	(5)	–	–	(5)
Foreign government bonds	80	–	–	–	–	80
RMBS	2	–	–	–	–	2
CMBS	8	–	–	–	–	8
ABS	835	–	–	(233)	–	602
Hybrid and redeemable preferred
securities	12	(20)	–	–	(30)	(38)
Trading securities	383	(25)	–	(148)	–	210
Equity securities	6	(10)	–	–	–	(4)
Mortgage loans on real estate	96	(101)	(26)	(78)	–	(109)
Derivative investments	174	(124)	(189)	–	–	(139)
Other assets – indexed annuity ceded
embedded derivatives	55	–	–	(164)	–	(109)
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(400)	–	–	572	–	172
Total, net	3,112	(390)	(329)	(474)	(60)	1,859

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Trading securities (1)	$8	$(81)	$4
Equity securities (1)	(16)	54	40
Mortgage loans on real estate (1)	(8)	(20)	12
Derivative investments (1)	1	2	1,051
MRBs (2)	1,071	(359)	1,530
Other assets – LPR ceded derivative (3)	(6)	(106)	–
Embedded derivatives - indexed annuity
and IUL contracts (1)	(20)	(95)	44
Total, net	$1,030	$(605)	$2,681
(1) Included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(2) Included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$7	$(1,553)	$(183)
State and municipal bonds	3	(1)	–
Foreign government bonds	–	(7)	(10)
ABS	3	(115)	(9)
Hybrid and redeemable preferred
securities	(1)	(21)	26
Mortgage loans on real estate	4	(5)	4
Total, net	$16	$(1,702)	$(172)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2023
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$194	$(206)	$(12)
RMBS	12	(5)	7
CMBS	12	–	12
ABS	2	(377)	(375)
Hybrid and redeemable preferred securities	16	(13)	3
Trading securities	6	(7)	(1)
Equity securities	6	–	6
Derivative investments	31	–	31
Total, net	$279	$(608)	$(329)

	For the Year Ended December 31, 2022
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$296	$(2,962)	$(2,666)
State and municipal bonds	36	–	36
Foreign government bonds	–	(5)	(5)
RMBS	–	(24)	(24)
CMBS	–	(17)	(17)
ABS	16	(332)	(316)
Hybrid and redeemable preferred securities	–	(4)	(4)
Trading securities	4	(19)	(15)
Equity securities	–	(15)	(15)
Derivative investments	–	(15)	(15)
Total, net	$352	$(3,393)	$(3,041)

	For the Year Ended December 31, 2021
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$164	$(134)	$30
Foreign government bonds	–	(102)	(102)
RMBS	–	(1)	(1)
CMBS	–	(8)	(8)
ABS	36	(330)	(294)
Trading securities	12	(34)	(22)
Derivative investments	24	(2,658)	(2,634)
Other assets – LPR ceded derivative	318	–	318
Total, net	$554	$(3,267)	$(2,713)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2023, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2022,transfers out of Level 3 included corporate bonds and ABS for which we changed valuation techniques. This change in valuation technique was primarily from a change to a third-party-provided pricing model that did not use significant unobservable inputs. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. These updated valuation techniques are considered industry standard and provide us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2023:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$183	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	3.7%	2.1%
State and municipal
bonds	5	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	–	2.2%	2.1%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.3%	–	2.3%	2.3%
ABS	12	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.8%	1.8%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.5%	1.5%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	3,894
Other assets – ceded MRBs	274	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%
Other assets – indexed
annuity ceded embedded
derivatives	940	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Other assets – LPR ceded
derivative	206	Discounted cash flow	Lapse (3)	0.1%	–	2.00%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.58%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(9,013)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,716)
Other liabilities – ceded
MRBs	(1,149)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2022:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$201	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	4.2%	2.1%
State and municipal
bonds	35	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.4%	2.3%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	–	1.5%	1.5%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	2,807
Other assets – ceded MRBs	540	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.35%	–	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	28%	14.47%
Other assets – indexed
annuity ceded embedded
derivatives	525	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Other assets – LPR ceded
derivative	212	Discounted cash flow	Lapse (3)	0%	–	1.55%	(10)
			Non-performance risk (6)	0.35%	–	2.41%	1.75%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(4,845)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(2,078)
Other liabilities – ceded
MRBs	(246)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.35%	–	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	28%	14.47%
(1) Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.
(2) The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.
(3) The lapse input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapses during the surrender charge period.
(4) The utilization of GLB withdrawals input represents the estimated percentage of policyholders that utilize the GLB withdrawal riders.
(5) The utilization factors are applied to the present value of claims or premiums, as appropriate, in the MRB calculation to estimate the impact of inefficient GLB withdrawal behavior, including taking less than or more than the maximum GLB withdrawal.

(6) The non-performance risk input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The non-performance risk input was weighted by the absolute value of the sensitivity of the reserve to the non-performance risk assumption. The non-performance risk input for LPR ceded derivative was weighted using a simple average.
(7) The mortality input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(8) The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account balance assigned to each index.
(9) The mortality is based on a combination of company and industry experience, adjusted for improvement factors.
(10) A weighted average input range is not a meaningful measurement for lapse, utilization factors or mortality.

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

Changes in any of the significant inputs presented in the table above would have resulted in a significant change in the fair value measurement of the asset or liability as follows:

• Investments – An increase in the liquidity/duration adjustment input would have resulted in a decrease in the fair value measurement.
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
•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement, except for policies with GDB riders only, in which case an increase in mortality inputs would have resulted in an increase in the fair value measurement.

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

16. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain defined benefit pension plans in which certain agents are participants. These defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with applicable minimum funding requirements. In accordance with such practice, we were not required to make contributions for the years ended December 31, 2023 and 2022. We do not expect to be required to make any contributions to these pension plans in 2024. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired agents. Total net periodic cost (recovery) for these plans was $2 million, $(2) million and $1 million during 2023, 2022 and 2021, respectively, which was reported within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). In 2024, we expect the plans to make benefit payments of approximately $9 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2023	2022	2023	2022
			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$71	$77	$10	$9
Projected benefit obligation	77	82	6	6
Funded status	$(6)	$(5)	$4	$3

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$–	$–	$4	$3
Other liabilities	(6)	(5)	–	–
Net amount recognized	$(6)	$(5)	$4	$3

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	5.44%	5.66%	5.45%	5.70%
Net periodic benefit cost:
Weighted-average discount rate	5.62%	3.07%	5.70%	3.73%
Expected return on plan assets	6.00%	5.00%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2023, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2023	2022
Fixed maturity securities:
Corporate bonds	$23	$33
U.S. government bonds	22	17
CMBS	2	2
Common stock	21	22
Cash and invested cash	3	3
Other investments	10	9
Total	$81	$86

Participation in Defined Benefit Pension and Other Postretirement Benefit Plans

We participate in defined benefit pension plans that are sponsored by LNC for certain employees and non-employee directors. These defined benefit pension plans are closed to new entrants, and existing participants do not accrue any additional benefits. We also participate in other postretirement benefit plans sponsored by LNC that provide health care and life insurance to certain retired employees. Our expense (benefit) for these plans was $1 million, $(35) million and $(28) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible agents that are administered in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. We also participate in defined contribution plans sponsored by LNC for eligible employees. Our expense for these plans was $114 million, $99 million and $104 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former agents. Certain current employees participate in non-qualified, unfunded, deferred compensation plans sponsored by LNC. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select LNC stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. Our expense for these plans was $22 million, $12 million and $18 million for the years ended December 31, 2023, 2022 and 2021, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2023	2022
Total liabilities (1)	$695	$623
Investments dedicated to fund liabilities (2)	233	206

(1) Reported in other liabilities on the Consolidated Balance Sheets.
(2) Reported in other assets on the Consolidated Balance Sheets.

17. Stock-Based Incentive Compensation Plans

Our employees and agents are included in LNC’s various stock-based incentive compensation plans that provide for the issuance of stock options, performance shares and restricted stock units (“RSUs”), among other types of awards. LNC issues new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stock options	$7	$6	$8
Performance shares	12	9	17
RSUs	40	33	33
Total	$59	$48	$58

Recognized tax benefit	$9	$11	$12

18. Contingencies and Commitments

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

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisers and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in the Glover case, which also includes all policies in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski).

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement) and have until 45 days after the completion of supplemental notice to object to or opt out of the settlement. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as a trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement) and have until 45 days after the completion of supplemental notice to object to or opt out of the settlement. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as a trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). A motion has been filed to stay the proceedings in this matter (as well as the Iwanski matter) pending the completion of the settlement approval process in Glover.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (discussed above), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). On March 8, 2024, we wrote to the court requesting a pre-motion conference in advance of LLANY’s planned motion to stay proceedings in this matter pending the completion of the settlement approval process in Glover.

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

Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:24-cv-00053-GJP, is a civil action filed on November 17, 2023. On January 4, 2024, upon the parties’ stipulation, the U.S. District Court for the Northern District of Indiana transferred the case to the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff purports to own claims regarding universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiff alleges that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit. Plaintiff sought, and was granted, supplemental briefing before the U.S. Court of Appeals for the Second Circuit with respect to certain aspects of the New York Court of Appeals’ decision. The supplemental briefing was completed January 23, 2024. We are vigorously defending this matter.

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

Commitments

Leases

As of December 31, 2023 and 2022, we had operating lease ROU assets of $80 million and $110 million, respectively, and associated lease liabilities of $89 million and $119 million, respectively. The weighted-average discount rate was 3.7% and 2.8%, respectively, and the weighted-average remaining lease term was four years and five years, respectively, as of December 31, 2023 and 2022. Operating lease expense for the years ended December 31, 2023, 2022 and 2021, was $41 million, $45 million and $41 million, respectively, and reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2023 and 2022, we had finance lease assets of $5 million and $14 million, respectively, and associated finance lease liabilities of $27 million and $106 million, respectively. The accumulated amortization associated with the finance lease assets was $467 million and $458 million as of December 31, 2023 and 2022, respectively. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate was 6.4% and 2.9%, respectively, and the weighted-average remaining lease term was two years and one year, respectively, as of December 31, 2023 and 2022.

Finance lease expense (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Amortization of finance lease assets (1)	$9	$23	$38
Interest on finance lease liabilities (2)	5	4	3
Total	$14	$27	$41

(1) Amortization of finance lease assets is reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).
(2) Interest on finance lease liabilities is reported in interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

	For the Years Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$47	$40
Financing cash flows from finance leases	83	74	62

Supplemental Non-Cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$–	$6	$8

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2023, were as follows:

	Operating Leases	Finance Leases
2024	$34	$18
2025	26	7
2026	22	4
2027	15	–
2028	8	–
Thereafter	7	–
Total future minimum lease payments	112	29
Less: Amount representing interest	23	2
Present value of minimum lease payments	$89	$27

As of December 31, 2023, we had no leases that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2023 and 2022, we had $595 million and $558 million, respectively, of financing obligations reported within other liabilities on the Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2023, were as follows:

2024	$152
2025	172
2026	224
2027	127
2028	10
Thereafter	6
Total future minimum lease payments	691
Less: Amount representing interest	96
Present value of minimum lease payments	$595

Vulnerability from Concentrations

As of December 31, 2023, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 4 and 8, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(1) million and $(3) million as of December 31, 2023 and 2022, respectively.

19. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other Investments
Balance as of beginning-of-year	$(8,526)	$9,153	$8,993
Cumulative effect from adoption of new accounting standards	–	–	3,584
Unrealized holding gains (losses) arising during the year	2,122	(24,475)	(4,478)
Change in foreign currency exchange rate adjustment	178	(321)	(143)
Change in future contract benefits and policyholder account balances, net of reinsurance	638	2,292	893
Income tax benefit (expense)	(650)	4,815	797
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3,425)	(13)	624
Income tax benefit (expense)	719	3	(131)
Balance as of end-of-year	$(3,532)	$(8,526)	$9,153
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$301	$258	$42
Cumulative effect from adoption of new accounting standard	–	–	25
Unrealized holding gains (losses) arising during the year	162	(154)	141
Change in foreign currency exchange rate adjustment	(169)	312	152
Income tax benefit (expense)	2	(34)	(63)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	60	103	49
Income tax benefit (expense)	(13)	(22)	(10)
Balance as of end-of-year	$249	$301	$258
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,739	$1,951	$–
Cumulative effect from adoption of new accounting standard	–	–	2,874
Adjustment arising during the year	(854)	(267)	(1,174)
Income tax benefit (expense)	184	55	251
Balance as of end-of-year	$1,069	$1,739	$1,951
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$790	$(1,101)	$–
Cumulative effect from adoption of new accounting standard	–	–	(1,661)
Adjustment arising during the year	(187)	2,406	711
Income tax benefit (expense)	42	(515)	(151)
Balance as of end-of-year	$645	$790	$(1,101)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(11)	$(14)
Adjustment arising during the year	1	(6)	4
Income tax benefit (expense)	–	–	(1)
Balance as of end-of-year	$(16)	$(17)	$(11)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(4,014)	$(13)	$624	Realized gain (loss)
Associated change in future contract benefits	589	–	–	Benefits
Reclassification before income
tax benefit (expense)	(3,425)	(13)	624	Income (loss) before taxes
Income tax benefit (expense)	719	3	(131)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(2,706)	$(10)	$493	Net income (loss)
Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$(1)	$2	$3	Net investment income
Foreign currency contracts	54	62	48	Net investment income
Foreign currency contracts	7	39	(2)	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	60	103	49	Income (loss) before taxes
Income tax benefit (expense)	(13)	(22)	(10)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$47	$81	$39	Net income (loss)
20. Segment Information

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

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities (including RILA) and fixed annuities (including indexed).

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

We use our prevailing corporate federal income tax rate of 21%, where applicable, net of the impacts related to dividends received deduction and foreign tax credits and any other permanent differences for events recognized differently in our financial statements and federal income tax returns.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Operating revenues:
Annuities (1)	$2,625	$4,102	$4,258
Life Insurance	6,362	6,344	6,938
Group Protection	5,560	5,303	4,994
Retirement Plan Services	1,290	1,257	1,306
Other Operations (1)	(778)	133	158
Revenue adjustments from annuity and life insurance product features	99	872	818
Credit loss-related adjustments	(74)	(129)	109
Investment gains (losses)	(4,080)	19	654
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	(22)	588	165
GLB rider fees ceded to LNBAR	(923)	(932)	(888)
Total revenues (1)	$10,059	$17,557	$18,512

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$840	$948	$1,089
Life Insurance	(126)	(1,933)	497
Group Protection	297	40	(165)
Retirement Plan Services	155	198	235
Other Operations	(356)	(374)	(244)
Net annuity product features, after-tax	1,295	416	1,866
Net life insurance product features, after-tax	148	21	(1)
Credit loss-related adjustments, after-tax	(58)	(102)	86
Investment gains (losses), after-tax	(3,210)	15	516
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	(18)	465	130
GLB rider fees ceded to LNBAR, after-tax	(728)	(735)	(701)
Impairment of intangibles	–	(634)	–
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (2)	(27)	–	(11)
Net income (loss)	$(1,788)	$(1,675)	$3,297

(1)    Includes ceded insurance premiums primarily related to the Fortitude Re reinsurance transaction effective in the fourth quarter of 2023. For more information, see Note 8.
(2)    Includes costs pertaining to the Fortitude Re reinsurance transaction and the planned sale of LNC’s wealth management business. For more information, see Note 1 and Note 8, respectively.

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Annuities	$1,744	$1,387	$1,314
Life Insurance	2,515	2,464	3,054
Group Protection	336	333	364
Retirement Plan Services	999	966	982
Other Operations	118	124	125
Total net investment income	$5,712	$5,274	$5,839

	For the Years Ended December 31,
	2023	2022	2021
Federal Income Tax Expense (Benefit)
Annuities	$79	$128	$189
Life Insurance	(62)	(544)	112
Group Protection	79	11	(44)
Retirement Plan Services	25	32	48
Other Operations	(102)	(84)	(70)
Net annuity product features	344	112	496
Net life insurance product features	39	5	–
Credit loss-related adjustments	(16)	(27)	20
Investment gains (losses)	(853)	4	140
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	(5)	123	35
GLB rider fees ceded to LNBAR	(194)	(197)	(186)
Transaction and integration costs related to mergers,
acquisitions and divestitures	(7)	–	(3)
Total federal income tax expense (benefit)	(673)	(437)	737

	As of December 31,
	2023	2022
Assets
Annuities	$186,716	$165,643
Life Insurance	107,529	97,373
Group Protection	9,741	9,830
Retirement Plan Services	46,969	42,275
Other Operations	23,021	20,461
Total assets	$373,976	$335,582

21. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities: (1)
Gross gains	$627	$37	$660
Gross losses	(428)	(50)	(36)
Credit loss benefit (expense) (2)	(21)	(14)	(11)
Intent to sell impairments	(4,213)	–	–
Realized gain (loss) on equity securities (3)	(6)	12	41
Credit loss benefit (expense) on mortgage loans on real estate	(16)	(3)	111
Credit loss benefit (expense) on reinsurance-related assets (4)	(35)	(112)	7
Realized gain (loss) on the mark-to-market on certain instruments (5)(6)	(509)	683	169
Indexed product derivative results (7)	(232)	74	22
GLB rider fees ceded to LNBAR and attributed fees	(112)	(168)	(91)
Other realized gain (loss)	11	(41)	(13)
Total realized gain (loss)	$(4,934)	$418	$859

(1) Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreements in the second quarter of 2023 and recognized additional impairment on certain of these securities during the third quarter of 2023 due to higher interest rates. Interest rates declined during the fourth quarter of 2023, which resulted in recognition of a $295 million pre-tax net gain upon close of the transaction, included in gross gains and gross losses. See Notes 4 and 8 for additional information.
(2) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(3) Includes mark-to-market adjustments on equity securities still held of $8 million, $7 million and $44 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4) Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.
(5) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities. Also includes an $87 million pre-tax loss related to interest rate futures used to hedge the assets used as consideration in the Fortitude Re reinsurance transaction. See Note 8 for additional information.
(6) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(11) million, $(24) million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(7) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

22. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions	$2,082	$2,201	$2,227
General and administrative expenses	2,427	2,200	2,187
DAC and VOBA deferrals, net of amortization	(171)	(346)	(321)
Broker-dealer expenses	444	419	441
Taxes, licenses and fees	333	344	358
Expenses associated with reserve financing and LOCs	58	60	57
Specifically identifiable intangible asset amortization	37	37	37
Other amortization	5	12	11
Transaction and integration costs related to mergers, acquisitions and divestitures	34	–	14
Total	$5,249	$4,927	$5,011

23. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Current	$(255)	$(24)	$20
Deferred	(418)	(413)	717
Federal income tax expense (benefit)	$(673)	$(437)	$737

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Income (loss) before taxes	$(2,461)	$(2,112)	$4,034
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	(517)	(444)	847
Effect of:
Tax-preferred investment income (1)	(126)	(90)	(88)
Tax credits	(40)	(42)	(26)
Excess tax expense (benefit) from stock-based compensation	3	(1)	–
Goodwill impairment	–	133	–
Other items	7	7	4
Federal income tax expense (benefit)	$(673)	$(437)	$737
Effective tax rate	27%	21%	18%

(1) Relates primarily to separate account dividends eligible for the dividends-received deduction.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2023	2022
Current	$546	$353
Deferred	49	734
Total federal income tax asset (liability)	$595	$1,087

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2023	2022
Deferred Tax Assets
Insurance liabilities and reinsurance-related balances	$322	$231
Compensation and benefit plans	175	152
Intangibles	18	21
Net unrealized loss on fixed maturity AFS securities	1,246	2,161
Net unrealized loss on trading securities	33	70
Investment activity	91	296
Tax credits	103	–
Net operating losses	87	278
Capital losses	93	–
Deferred gain on reinsurance	400	30
Total deferred tax assets	$2,568	$3,239
Deferred Tax Liabilities
DAC and VOBA	$1,906	$1,769
Reinsurance-related embedded derivative assets	104	143
MRB-related activity	286	228
Other	223	365
Total deferred tax liabilities	$2,519	$2,505
Net deferred tax asset (liability)	$49	$734

As of December 31, 2023, we have $103 million of federal income tax credits that can be carried forward to 2030 through 2033. As of December 31, 2023, we have $414 million of net operating losses to carry forward to future years. As of December 31, 2023, we have $442 million of capital losses to carry forward to future years. The net operating losses arose in tax years 2018 and 2021 and, under the Tax Cuts and Jobs Act changes, have an unlimited carryforward period. The capital losses arose in tax year 2023 and can be carried back three years and forward five years. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2019. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our 2014, 2015, 2016 and 2017 refund claims. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the gross unrecognized federal tax benefits (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$59	$64
Decreases for prior year tax positions	(6)	(6)
Increases for prior year tax positions	23	1
Balance as of end-of-year	$76	$59

As of December 31, 2023 and 2022, $66 million and $43 million, respectively, of our gross unrecognized federal tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits primarily associated with separate account dividends-received deduction, tax credits and compensation, upon completion of our ongoing refund claims review, will decrease by $35 million by the end of 2024.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2023, 2022 and 2021, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2023 and 2022.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2023.

24. Statutory Information and Restrictions

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

	As of December 31,
	2023	2022
U.S. capital and surplus	$8,026	$8,507

	For the Years Ended December 31,
	2023	2022	2021
U.S. net gain (loss) from operations, after-tax	$(2,495)	$1,708	$(1,285)
U.S. net income (loss)	(2,924)	1,965	(569)
U.S. dividends to LNC holding company	495	645	1,910

State Prescribed and Permitted Practices

The states of domicile for LNL and LLANY, Indiana and New York, respectively, have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP. These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. Also, the state of New York prescribes use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves and use of minimum reserve methods and assumptions for variable annuity and individual life insurance contracts that may be more conservative than those required by NAIC SAP. The statutory permitted practices allow accounting for certain derivative assets at amortized cost and allow determining certain indexed annuity and indexed universal life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance. The statutory accounting practices also allow accounting for certain group fixed annuity assets at general account balances.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2023 and 2022. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2023 and 2022. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2023 and 2022. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2023	2022
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$(1)	$3
Conservative valuation rate on certain annuities	(1)	(36)
Calculation of reserves using continuous CARVM	(1)	(1)
Conservative Reg 213 reserves on variable annuity and individual life contracts	(31)	(37)
State Permitted Practice
Derivative instruments and equity indexed reserves	(170)	14
Assets in group fixed annuity contracts held at general account balances	332	436
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	1,776	1,838
LLC notes and variable value surplus notes	1,444	1,547
Excess of loss reinsurance agreements	563	549

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2023, the Company’s RBC ratio was approximately four times the aforementioned company action level RBC.

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, LNL may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary, LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect that we could pay dividends to LNC of approximately $780 million in 2024 without prior approval from the Commissioner of Insurance.

All payments of principal and interest on surplus notes must be approved by the respective Commissioner of Insurance.

25. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net cash paid (received) for:
Interest	$187	$126	$115
Income taxes	(110)	(61)	29
Non-cash transactions:
Net increase (decrease) in fixed maturity AFS securities, other investments and accrued investment income in connection with
reinsurance transactions	(20,264)	54	(3,700)
Establishment of funds withheld liability in connection with
a reinsurance transaction	(49)	–	–

26. Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Assets with affiliates:
Inter-company notes	$1,063	$1,216	Fixed maturity AFS securities
Assumed reinsurance contracts	1	–	Policy Loans
			Deferred acquisition costs, value of business
Assumed/ceded reinsurance contracts	(131)	(138)	acquired and deferred sales inducements
Accrued inter-company interest receivable	16	13	Accrued investment income
			Reinsurance recoverables, net of allowance
Ceded reinsurance contracts	15,563	2,187	for credit losses
Ceded reinsurance contracts	642	899	Other assets
Cash management agreement	857	124	Other assets
Service agreement receivable	41	6	Other assets

Liabilities with affiliates:
Assumed reinsurance contracts	18	17	Future contract benefits
Assumed reinsurance contracts	352	361	Policyholder account balances
Inter-company short-term debt	840	562	Short-term debt
Inter-company long-term debt	2,195	2,269	Long-term debt
Ceded reinsurance contracts	5,862	2,517	Funds withheld reinsurance liabilities
Ceded reinsurance contracts	897	(31)	Other liabilities
Accrued inter-company interest payable	18	15	Other liabilities
Service agreement payable	37	41	Other liabilities
Assumed/ceded reinsurance contracts	4,387	158	Other liabilities

Equity with affiliates:
Accumulated other comprehensive income –	774	55	Accumulated other comprehensive
assumed/ceded			income (loss)

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Revenues with affiliates:
Premiums received on assumed (paid on ceded)
reinsurance contracts	$(498)	$(421)	$(468)	Insurance premiums
Fees for management of general account	(156)	(140)	(138)	Net investment income
Net investment income on ceded funds
withheld treaties	(238)	(161)	(113)	Net investment income
Net investment income on inter-company notes	65	40	29	Net investment income
Realized gains (losses) on ceded reinsurance
contracts:
Other gains (losses)	(9)	631	94	Realized gain (loss)
Reinsurance-related settlements	1,717	(1,068)	1,626	Realized gain (loss)
Amortization of deferred gain (loss) on reinsurance				Amortization of deferred gain
contracts	17	3	3	(loss) on business sold
				through reinsurance
Other revenues	(171)	–	–	Other revenues
Benefits and expenses with affiliates:
Reinsurance (recoveries) benefits on ceded
reinsurance	(507)	(247)	(430)	Benefits
Interest credited on assumed reinsurance contracts	12	47	48	Interest credited
Market risk benefit (gain) loss
on ceded reinsurance contracts	1,129	3,543	2,199	Market risk benefit (gain) loss
Policyholder liability remeasurement (gain) loss				Policyholder liability remeasurement
on ceded reinsurance contracts	–	(321)	64	(gain) loss
Ceded reinsurance contracts	(13)	(26)	(7)	Commissions and other expenses
Service agreement payments (receipts)	(17)	(53)	(29)	Commissions and other expenses
Interest expense on inter-company debt	148	120	107	Interest and debt expense

Inter-Company Notes

LNC issues inter-company notes to us for a predetermined face value to be repaid by LNC at a predetermined maturity with a specified interest rate.

Cash Management Agreement

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNC can lend to or borrow from us to meet short-term borrowing needs. The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. The borrowing and lending limit is currently 3% of our admitted assets as of December 31, 2023.

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

Ceded Reinsurance Contracts

As discussed in Note 8, we cede insurance contracts to LNBAR. We cede certain guaranteed benefit risks (including certain GDB and GLB benefits) to LNBAR.

Substantially all reinsurance ceded to affiliated companies is with unauthorized companies. To take reserve credit for such reinsurance: the reinsurer holds assets in trust for our potential benefit; we hold assets from the reinsurer, including funds withheld under reinsurance treaties; and/or we are the beneficiary of LOCs that are obtained by the affiliate reinsurer and issued by banks. As of December 31, 2023 and 2022, the LOCs of which we are the beneficiary aggregated to $111 million and $1.5 billion, respectively.

27. Subsequent Event

On March 7, 2024, we entered into a settlement agreement, which is subject to court approval, encompassing the policies at issue in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, which also includes the policies in certain other cost of insurance litigation matters, as discussed in further detail in Note 18, Contingencies and Commitments. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment. We recorded a pre-tax legal expense for the year ended December 31, 2023, of approximately $110 million within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) in respect of this provisional settlement. As of December 31, 2023, we had accrued the total provisional settlement amount of $147.5 million, pre-tax.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 65 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

Except as noted in Management’s Annual Report on Internal Control Over Financial Reporting included on page 65 of “Item 8. Financial Statements and Supplementary Data” with respect to the completion of the remediation of the material weakness, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Further details are described in Management’s Annual Report on Internal Control Over Financial Reporting.

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
All of the Company’s common stock is held by Lincoln National Corporation. As such, during the quarter ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The table below reflects the total fees by category of work (in millions) that Ernst & Young received for professional services rendered:

	For the Years Ended December 31,
	2023		2022
		% of		% of
	Expense	Total Fees	Expense	Total Fees
Audit fees (1)	$12.7	90%	$11.9	82%
Audit-related fees (2)	1.4	10%	2.6	18%
Tax fees (3)	–	0%	–	0%
All other fees	–	0%	–	0%
Total fees	$14.1	100%	$14.5	100%

(1) Fees for audit services include fees and expenses associated with the annual audit, the reviews of our interim financial statements included in quarterly reports on Form 10-Q, accounting consultations directly associated with the audit and services normally provided in connection with statutory and regulatory filings.
(2) Audit-related services principally include service auditor reports on internal controls, due diligence procedures in connection with acquisitions and dispositions, reviews of registration statements and prospectuses and accounting consultations not directly associated with the audit or quarterly reviews.
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

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

 (a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.
(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 177, which is incorporated herein by reference.

(c) The Financial Statement Schedules for The Lincoln National Life Insurance Company begin on page FS-2, which are incorporated herein by reference.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of LNL, incorporated by reference to Exhibit 3.1 to LNL’s Form 10 (File No. 000-55871) filed with the SEC on November 15, 2017.
3.2	Amended and Restated Bylaws of LNL (effective April 26, 2006), incorporated by reference to Exhibit 3.2 to LNL’s Form 10 (File No. 000-55871) filed with the SEC on November 15, 2017.
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 15, 2024	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

Signature	Title

/s/ Ellen G. Cooper	President and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Christopher Neczypor	Executive Vice President, Chief Financial Officer and Director
Christopher Neczypor	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President, Chief Accounting Officer and Treasurer
Adam Cohen	(Principal Accounting Officer)

/s/ Craig T. Beazer	Director
Craig T. Beazer

/s/ Jayson R. Bronchetti	Director
Jayson R. Bronchetti

/s/ Eric B. Wilmer	Director
Eric B. Wilmer

Index to Financial Statement Schedules

I	– Summary of Investments – Other than Investments in Related Parties	FS-2
III	– Supplementary Insurance Information	FS-3
IV	– Reinsurance	FS-5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates” on page 38 for more detail on items contained within these schedules.

FS -	1

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2023
	Cost or	Fair	Carrying
Type of Investment	Amortized Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$414	$393	$393
Foreign government bonds	309	278	278
State and municipal bonds	2,675	2,542	2,542
Public utilities	11,010	9,982	9,982
All other corporate bonds	57,801	53,884	53,884
Mortgage-backed and asset-backed securities	15,795	14,989	14,989
Hybrid and redeemable preferred securities	227	232	232
Total fixed maturity available-for-sale securities	88,231	82,300	82,300

Equity Securities
Common stocks:
Banks, trusts and insurance companies	29	32	32
Industrial, miscellaneous and all other	41	38	38
Non-redeemable preferred securities	270	236	236
Total equity securities	340	306	306

Trading Securities	2,480	2,321	2,321
Mortgage loans on real estate (2)	19,024	17,330	18,873
Policy loans	2,463	N/A	2,463
Derivative investments	2,714	6,305	6,305
Other investments	4,757	4,757	4,757
Total investments	$120,009		$117,325

(1) For investments deemed to have declines in value that are impairment-related, an allowance for credit losses is recorded to reduce the carrying value to their estimated realizable value.
(2) Mortgage loans on real estate are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans at fair value where the fair value option has been elected.

FS -	2

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	DAC	Future		Policyholder
	and	Contract	Unearned	Account	Insurance
Segment	VOBA	Benefits	Premiums (1)	Balances	Premiums (2)

	As of or For the Year Ended December 31, 2023
Annuities	$4,304	$2,090	$–	$54,471	$(1,584)
Life Insurance	7,485	22,049	–	37,035	915
Group Protection	154	6,282	–	–	5,014
Retirement Plan Services	244	–	–	23,784	–
Other Operations	–	9,753	–	5,026	(929)
Total	$12,187	$40,174	$–	$120,316	$3,416

	As of or For the Year Ended December 31, 2022
Annuities	$4,336	$2,004	$–	$45,522	$165
Life Insurance	7,309	20,561	–	37,523	908
Group Protection	141	6,086	–	–	4,768
Retirement Plan Services	241	–	–	25,138	–
Other Operations	–	9,651	–	5,789	–
Total	$12,027	$38,302	$–	$113,972	$5,841

	As of or For the Year Ended December 31, 2021
Annuities	$4,328	$2,511	$–	$41,670	$116
Life Insurance	6,973	19,074	–	37,994	783
Group Protection	140	6,604	–	–	4,450
Retirement Plan Services	240	–	–	23,580	–
Other Operations	–	12,578	–	6,472	10
Total	$11,681	$40,767	$–	$109,716	$5,359

(1) Unearned premiums are included in Column C, future contract benefits.
(2) Includes amounts ceded to LNBAR.

FS -	3

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2023
Annuities	$1,744	$(254)	$443	$1,522	$–
Life Insurance	2,515	4,626	484	703	–
Group Protection	336	4,025	100	1,347	–
Retirement Plan Services	999	665	18	426	–
Other Operations	118	(832)	–	549	–
Total	$5,712	$8,230	$1,045	$4,547	$–

	As of or For the Year Ended December 31, 2022
Annuities	$1,387	$1,145	$442	$1,449	$–
Life Insurance	2,464	5,146	469	672	–
Group Protection	333	4,039	97	1,219	–
Retirement Plan Services	966	629	19	379	–
Other Operations	124	104	–	347	–
Total	$5,274	$11,063	$1,027	$4,066	$–

	As of or For the Year Ended December 31, 2021
Annuities	$1,314	$1,012	$418	$1,565	$–
Life Insurance	3,054	5,119	471	692	–
Group Protection	364	4,075	139	1,153	–
Retirement Plan Services	982	616	19	387	–
Other Operations	125	117	–	254	–
Total	$5,839	$10,939	$1,047	$4,051	$–

FS -	4

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2023
Individual life insurance in-force (1)	$2,071,893	$1,134,476	$7,739	$945,156	0.8%
Premiums:
Annuities and life insurance (2)	10,249	5,132	87	5,204	1.7%
Accident and health insurance	3,412	36	4	3,380	0.1%
Total premiums	$13,661	$5,168	$91	$8,584

	As of or For the Year Ended December 31, 2022
Individual life insurance in-force (1)	$1,997,539	$848,979	$9,010	$1,157,570	0.8%
Premiums:
Annuities and life insurance (2)	10,236	2,336	98	7,998	1.2%
Accident and health insurance	3,243	38	4	3,209	0.1%
Total premiums	$13,479	$2,374	$102	$11,207

	As of or For the Year Ended December 31, 2021
Individual life insurance in-force (1)	$1,808,596	$789,638	$10,651	$1,029,609	1.0%
Premiums:
Annuities and life insurance (2)	10,227	2,208	91	8,110	1.1%
Accident and health insurance	3,050	41	6	3,015	0.2%
Total premiums	$13,277	$2,249	$97	$11,125

(1) Includes Group Protection segment and Other Operations in-force amounts.
(2) Includes insurance fees on universal life and other interest-sensitive products.

FS -	5