Form 10-Q
period 2024-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2024-05-09
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.

Commission File Number: 000-55871
________________________________
THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)
________________________________

Indiana	35-0472300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1301 South Harrison Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

(260) 455 - 2000

(Registrant’s telephone number, including area code)

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

As of May 9, 2024, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $88,676; 2023 - $88,231; allowance for credit losses: 2024 - $21; 2023 - $19)	$81,880	$82,300
Trading securities	2,203	2,321
Equity securities	319	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $289; 2023 - $288)	19,176	18,873
Policy loans	2,464	2,463
Derivative investments	8,154	6,305
Other investments	4,988	4,757
Total investments	119,184	117,325
Cash and invested cash	3,807	3,193
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,352	12,418
Reinsurance recoverables, net of allowance for credit losses	45,705	45,110
Deposit assets, net of allowance for credit losses	21,084	21,056
Market risk benefit assets	4,878	3,894
Accrued investment income	1,017	982
Goodwill	1,144	1,144
Other assets	10,808	10,597
Separate account assets	166,225	158,257
Total assets	$386,204	$373,976
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$121,891	$120,316
Future contract benefits	39,212	40,174
Funds withheld reinsurance liabilities	14,230	13,628
Market risk benefit liabilities	1,266	1,716
Deferred front-end loads	6,121	5,923
Payables for collateral on investments	9,904	7,982
Short-term debt	1,281	840
Long-term debt	2,179	2,195
Other liabilities	12,720	12,438
Separate account liabilities	166,225	158,257
Total liabilities	375,029	363,469

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,978	12,961
Retained earnings (deficit)	(392)	(869)
Accumulated other comprehensive income (loss)	(1,411)	(1,585)
Total stockholder’s equity	11,175	10,507
Total liabilities and stockholder’s equity	$386,204	$373,976

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Insurance premiums	$1,531	$1,516
Fee income	1,110	1,321
Net investment income	1,224	1,409
Realized gain (loss)	(57)	(394)
Amortization of deferred gain (loss) on business sold through reinsurance	30	8
Other revenues	218	157
Total revenues	4,056	4,017
Expenses
Benefits	1,739	2,195
Interest credited	752	781
Market risk benefit (gain) loss	(697)	1,071
Policyholder liability remeasurement (gain) loss	(11)	(118)
Commissions and other expenses	1,402	1,272
Interest and debt expense	48	46
Total expenses	3,233	5,247
Income (loss) before taxes	823	(1,230)
Federal income tax expense (benefit)	166	(302)
Net income (loss)	657	(928)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	533	1,777
Market risk benefit non-performance risk gain (loss)	(464)	1,026
Policyholder liability discount rate remeasurement gain (loss)	105	(190)
Total other comprehensive income (loss), net of tax	174	2,613
Comprehensive income (loss)	$831	$1,685

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Common Stock
Balance as of beginning-of-year	$12,961	$12,903
Capital contribution from Lincoln National Corporation	–	5
Stock compensation/issued for benefit plans	17	14
Balance as of end-of-period	12,978	12,922

Retained Earnings (Deficit)
Balance as of beginning-of-year	(869)	1,414
Net income (loss)	657	(928)
Dividends paid to Lincoln National Corporation	(180)	(105)
Balance as of end-of-period	(392)	381

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(1,585)	(5,713)
Other comprehensive income (loss), net of tax	174	2,613
Balance as of end-of-period	(1,411)	(3,100)
Total stockholder’s equity as of end-of-period	$11,175	$10,203

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$657	$(928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	57	394
Market risk benefit (gain) loss	(697)	1,071
Sales and maturities (purchases) of trading securities, net	110	286
Amortization of deferred gain (loss) on business sold through reinsurance	(30)	(8)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	191	158
Accrued investment income	11	(4)
Insurance liabilities and reinsurance-related balances	(694)	(699)
Accrued expenses	(196)	(143)
Federal income tax accruals	166	(302)
Cash management agreement	(324)	(355)
Other	(717)	54
Net cash provided by (used in) operating activities	(1,466)	(476)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(2,419)	(2,929)
Sales of available-for-sale securities and equity securities	774	1,704
Maturities of available-for-sale securities	1,632	1,358
Purchases of alternative investments	(312)	(166)
Sales and repayments of alternative investments	19	22
Issuance of mortgage loans on real estate	(571)	(269)
Repayment and maturities of mortgage loans on real estate	267	183
Repayment (issuance) of policy loans, net	(2)	(27)
Net change in collateral on investments, certain derivatives and related settlements	2,149	(154)
Other	3	(58)
Net cash provided by (used in) investing activities	1,540	(336)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	–	5
Issuance (payment) of short-term debt	441	(461)
Payment related to sale-leaseback transactions	(4)	(5)
Payment related to certain financing arrangements	(16)	(10)
Deposits of fixed account balances	3,599	4,188
Withdrawals of fixed account balances	(3,206)	(2,563)
Transfers from (to) separate accounts, net	(90)	21
Common stock issued for benefit plans	(4)	(5)
Dividends paid to Lincoln National Corporation	(180)	(105)
Net cash provided by (used in) financing activities	540	1,065
Net increase (decrease) in cash, invested cash and restricted cash	614	253
Cash, invested cash and restricted cash as of beginning-of-year	3,193	2,499
Cash, invested cash and restricted cash as of end-of-period	$3,807	$2,752
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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2023 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and are not reflected in the results of the reportable segments listed above.

Sale of Wealth Management Business

On December 14, 2023, our parent company LNC announced that it had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation. The transaction closed on May 6, 2024, as disclosed in Note 18.

As of March 31, 2024, we had assets of $142 million and liabilities of $75 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. As of December 31, 2023, we had assets of $120 million and liabilities of $77 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. Assets considered held-for-sale do not include $56 million of cash and invested cash held by our subsidiaries being sold in the wealth management business transaction as of March 31, 2024. The assets are reported primarily within Other Operations in Note 15.

2. New Accounting Standards

Adoption of New Accounting Standards

In the current period, we did not adopt any new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that were material in presentation or amount.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new ASUs that may have an impact on our consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU aims to enhance reportable segment disclosure requirements. It requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclose and describe other segment items and report additional measures of a segment’s profit or loss if used by the CODM.
		January 1, 2024 (Annual Filings) and January 1, 2025 (Quarterly Filings)	We are evaluating the impact of this ASU to our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU establishes new income tax disclosure requirements, along with adjusting certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.
		January 1, 2025	We are evaluating the impact of this ASU to our consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$69,021	$649	$6,370	$10	$63,290
U.S. government bonds	422	4	35	–	391
State and municipal bonds	2,662	74	243	–	2,493
Foreign government bonds	298	13	51	–	260
RMBS	1,737	22	160	6	1,593
CMBS	1,557	5	159	–	1,403
ABS	12,761	71	606	4	12,222
Hybrid and redeemable preferred securities	218	22	11	1	228
Total fixed maturity AFS securities	$88,676	$860	$7,635	$21	$81,880

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,811	$820	$5,757	$8	$63,866
U.S. government bonds	414	7	28	–	393
State and municipal bonds	2,675	97	230	–	2,542
Foreign government bonds	309	15	46	–	278
RMBS	1,719	27	138	6	1,602
CMBS	1,520	5	181	–	1,344
ABS	12,556	62	571	4	12,043
Hybrid and redeemable preferred securities	227	21	15	1	232
Total fixed maturity AFS securities	$88,231	$1,054	$6,966	$19	$82,300

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,747	$4,706
Due after one year through five years	17,819	17,165
Due after five years through ten years	14,991	13,902
Due after ten years	35,064	30,889
Subtotal	72,621	66,662
Structured securities (RMBS, CMBS, ABS)	16,055	15,218
Total fixed maturity AFS securities	$88,676	$81,880

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,754	$1,913	$32,673	$4,457	$47,427	$6,370
U.S. government bonds	102	9	188	26	290	35
State and municipal bonds	396	75	844	168	1,240	243
Foreign government bonds	100	28	66	23	166	51
RMBS	452	27	866	133	1,318	160
CMBS	571	51	621	108	1,192	159
ABS	1,874	76	6,117	530	7,991	606
Hybrid and redeemable preferred securities	12	1	101	10	113	11
Total fixed maturity AFS securities	$18,261	$2,180	$41,476	$5,455	$59,737	$7,635

Total number of fixed maturity AFS securities in an unrealized loss position						7,093

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$13,439	$1,744	$33,285	$4,013	$46,724	$5,757
U.S. government bonds	65	6	194	22	259	28
State and municipal bonds	371	72	814	158	1,185	230
Foreign government bonds	108	31	57	15	165	46
RMBS	355	20	840	118	1,195	138
CMBS	583	56	586	125	1,169	181
ABS	1,898	68	7,212	503	9,110	571
Hybrid and redeemable preferred securities	32	2	94	13	126	15
Total fixed maturity AFS securities	$16,851	$1,999	$43,082	$4,967	$59,933	$6,966

Total number of fixed maturity AFS securities in an unrealized loss position						7,167

(1) As of March 31, 2024, and December 31, 2023, we recognized $11 million and $7 million of gross unrealized losses, respectively, in other comprehensive income (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,677	$1,296	687
Six months or greater, but less than nine months	423	158	131
Nine months or greater, but less than twelve months	254	80	68
Twelve months or greater	3,563	1,454	731
Total	$7,917	$2,988	1,617

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,480	$916	529
Six months or greater, but less than nine months	321	90	79
Nine months or greater, but less than twelve months	321	106	87
Twelve months or greater	3,485	1,336	704
Total	$6,607	$2,448	1,399

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $669 million for the three months ended March 31, 2024. As discussed further below, we do not believe the unrealized loss position as of March 31, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.6 billion and $2.7 billion, respectively, and a fair value of $2.5 billion and $2.6 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended March 31, 2024
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$8	$6	$5	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	1	–	–	1
Additions (reductions) for securities for which credit losses
were previously recognized	2	–	–	2
Reductions for disposed securities	(1)	–	–	(1)
Balance as of end-of-period (2)	$10	$6	$5	$21

	For the Three Months Ended March 31, 2023
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$5	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	18	–	–	18
Additions (reductions) for securities for which credit losses
were previously recognized	–	(1)	–	(1)
Reductions for disposed securities	(1)	–	–	(1)
Balance as of end-of-period (2)	$26	$6	$5	$37

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $847 million and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,282	$1,833	$19,115	$17,165	$1,665	$18,830
30 to 59 days past due	4	37	41	61	28	89
60 to 89 days past due	2	10	12	–	9	9
90 or more days past due	60	59	119	–	60	60
Allowance for credit losses	(84)	(31)	(115)	(86)	(28)	(114)
Unamortized premium (discount)	(7)	48	41	(7)	43	36
Mark-to-market gains (losses) (1)	(38)	1	(37)	(36)	(1)	(37)
Total carrying value	$17,219	$1,957	$19,176	$17,097	$1,776	$18,873

(1) Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 26% and 27% of commercial mortgage loans on real estate as of March 31, 2024, and December 31, 2023, respectively, and Texas, which accounted for 10% and 9% of commercial mortgage loans on real estate as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, and December 31, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 12% of residential mortgage loans on real estate, respectively.

As of March 31, 2024, and December 31, 2023, we had 118 and 116 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2024, and December 31, 2023, we had 82 residential mortgage loans in foreclosure, with an aggregate carrying value of $35 million and $38 million, respectively.

There were no losses from loan modifications for the three months ended March 31, 2024 and 2023, that were reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2024		As of December 31, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Commercial mortgage loans on real estate	$60	$–	$–	$–
Residential mortgage loans on real estate	–	61	–	62
Total	$60	$61	$–	$62

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2024
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$332	2.64	$18	1.31	$–	–	$350
2023	1,371	1.90	50	1.35	–	–	1,421
2022	1,735	2.05	104	1.59	5	1.33	1,844
2021	2,317	3.34	53	1.54	–	–	2,370
2020	1,181	3.21	6	1.43	–	–	1,187
2019 and prior	10,019	2.57	142	1.59	8	1.30	10,169
Total	$16,955		$373		$13		$17,341

	As of December 31, 2023
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,366	1.90	$54	1.38	$–	–	$1,420
2022	1,709	2.07	140	1.54	–	–	1,849
2021	2,317	3.34	61	1.55	–	–	2,378
2020	1,205	3.23	11	1.38	–	–	1,216
2019	2,404	2.39	80	1.56	10	2.33	2,494
2018 and prior	7,770	2.39	78	1.60	14	0.87	7,862
Total	$16,771		$424		$24		$17,219

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$54	$–	$54
2023	665	5	670
2022	525	23	548
2021	459	16	475
2020	76	2	78
2019 and prior	147	15	162
Total	$1,926	$61	$1,987

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended March 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$84	$31	$115

	For the Three Months Ended March 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss
expense (1)	–	5	5
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$83	$20	$103

(1) We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2024 and 2023.
(2) Accrued investment income on mortgage loans on real estate totaled $69 million and $52 million as of March 31, 2024, and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2024, and December 31, 2023, alternative investments included investments in 338 and 332 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(17)
RMBS	–	1
Total credit loss benefit (expense)	$(2)	$(16)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$6,721	$6,721	$5,127	$5,127
Securities pledged under securities lending agreements (2)	283	274	205	197
Investments pledged for FHLBI (3)	2,900	4,032	2,650	3,603
Total payables for collateral on investments	$9,904	$11,027	$7,982	$8,927

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
(3) Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Collateral payable for derivative investments	$1,594	$323
Securities pledged under securities lending agreements	78	(2)
Investments pledged for FHLBI	250	(175)
Total increase (decrease) in payables for collateral
on investments	$1,922	$146

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$276	$–	$–	$–	$276
Foreign government bonds	1	–	–	–	1
Equity securities	6	–	–	–	6
Total gross secured borrowings	$283	$–	$–	$–	$283

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.7 billion, and we had re-pledged $527 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $52 million as of March 31, 2024.

Investment Commitments

As of March 31, 2024, our investment commitments were $3.8 billion, which included $2.8 billion of LPs, $748 million of mortgage loans on real estate and $192 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2024, and December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.4 billion and $16.6 billion, respectively, or 14% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.2 billion and $11.3 billion, respectively, or 9% and 10%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Unconsolidated Variable Interest Entities

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by variable interest entities (“VIEs”) for which we are not the manager. These structured securities include our asset backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on the Consolidated Balance Sheets. For information about these structured securities, see Note 3.

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.3 billion and $4.0 billion as of March 31, 2024, and December 31, 2023, respectively.

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

Bond Forwards and Reverse Treasury Locks

We use bond forwards and reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the anticipated purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$370	$2	$28	$485	$11	$47
Foreign currency contracts (1)	4,722	467	60	4,662	423	78
Total cash flow hedges	5,092	469	88	5,147	434	125
Fair value hedges:
Interest rate contracts (1)	445	2	23	450	1	39
Foreign currency contracts (1)	25	–	–	25	–	1
Total fair value hedges	470	2	23	475	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	72,592	771	1,027	90,829	636	979
Foreign currency contracts (1)	370	13	3	306	11	6
Equity market contracts (1)	230,861	13,816	5,952	225,251	10,244	4,227
Credit contracts (1)	39	–	–	91	–	–
LPR ceded derivative (2)	–	201	–	–	206	–
Embedded derivatives:
Reinsurance-related (3)	–	543	–	–	493	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	973	10,896	–	940	9,077
Total derivative instruments	$309,424	$16,788	$17,989	$322,099	$12,965	$14,454

(1)) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in other assets on the Consolidated Balance Sheets.
(3) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2024
	Less Than 1 Year	1 – 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$9,795	$19,247	$22,649	$21,716	$–	$73,407
Foreign currency contracts (2)	356	1,007	1,725	1,987	42	5,117
Equity market contracts	185,575	34,228	7,262	8	3,788	230,861
Credit contracts	–	39	–	–	–	39
Total derivative instruments with
notional amounts	$195,726	$54,521	$31,636	$23,711	$3,830	$309,424

(1) As of March 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 22, 2026.
(2) As of March 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$510	$534	$21	$39

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	9	110
Foreign currency contracts	(25)	76
Change in foreign currency exchange rate adjustment	101	(67)
Income tax benefit (expense)	(18)	(25)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	14
Foreign currency contracts (2)	–	2
Income tax benefit (expense)	(3)	(3)
Balance as of end-of-period	$304	$382

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2024					2023
	Realized Gain (Loss)		Net Investment Income		Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are
Recorded	$(57)	$–	$1,224	$–	$1,739	$(394)	$1,409	$2,204

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–		(18)		–	–	16	–
Derivatives designated as hedging				–
instruments	–		18		–	–	(16)	–
Foreign currency contracts:
Hedged items	–		(1)		–	–	–	–
Derivatives designated as hedging				–
instruments	–		1		–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Foreign currency contracts:				–
Amount of gain or (loss) reclassified
from AOCI into income	–		15		–	2	14	–

Non-Qualifying Hedges
Interest rate contracts	(163)		–		–	332	–	–
Foreign currency contracts	–		–		–	(1)	–	–
Equity market contracts	2,135		–		–	(53)	–	–
Commodity contracts	–		–		–	11	–	–
Credit contracts	–		–		–	(1)	–	–
LPR ceded derivative	–		–		5	–	–	13
Embedded derivatives:
Reinsurance-related	49		–		–	(67)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,642)		–		–	(713)	–	–

As of March 31, 2024, $65 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of March 31, 2024
Credit Contract Type	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Basket CDSs	12/20/2028	(3)	(4)	BBB+	1	$1	$39

(1)    Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)    Third-party valuation specialists are used to determine the market value of our CDSs.
(3)    CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)    Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2023, we did not have any exposure related to CDSs for which we are the seller.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of March 31, 2024	As of December 31, 2023
Maximum potential payout	$39	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$39	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of March 31, 2024.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter-Party (Held by LNL)	Collateral Posted by LNL (Held by Counter-Party)	Collateral Posted by Counter-Party (Held by LNL)	Collateral Posted by LNL (Held by Counter-Party)
AA-	$3,311	$(71)	$2,330	$(63)
A+	2,809	(43)	2,422	(125)
A	90	–	82	–
A-	481	–	273	–
	$6,691	$(114)	$5,107	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$14,984	$1,516	$16,500
Gross amounts offset	(6,830)	–	(6,830)
Net amount of assets	8,154	1,516	9,670
Gross amounts not offset:
Cash collateral	(6,691)	–	(6,691)
Non-cash collateral (1)	(1,463)	–	(1,463)
Net amount	$–	$1,516	$1,516

Financial Liabilities
Gross amount of recognized liabilities	263	10,896	11,159
Gross amounts offset	(87)	–	(87)
Net amount of liabilities	176	10,896	11,072
Gross amounts not offset:
Cash collateral	(114)	–	(114)
Non-cash collateral (2)	(62)	–	(62)
Net amount	$–	$10,896	$10,896

(1) Excludes excess non-cash collateral received of $1.4 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $99 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2024	As of December 31, 2023

DAC, VOBA and DSI
Variable Annuities	$4,019	$4,025
Fixed Annuities	447	456
Traditional Life	1,368	1,374
UL and Other	6,082	6,139
Group Protection	158	154
Retirement Plan Services	278	270
Total DAC, VOBA and DSI	$12,352	$12,418

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2024	As of December 31, 2023

DFEL
Variable Annuities	$298	$300
UL and Other (1)	5,778	5,579
Other Operations (2)	45	44
Total DFEL	$6,121	$5,923

(1) We reported $2.3 billion of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, respectively.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $45 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023.

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	–	–
Deferrals	89	9	32	100	30	5
Amortization	(92)	(16)	(36)	(75)	(26)	(5)
Balance as of end-of-period	$3,865	$414	$1,328	$5,661	$158	$244

	For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,880	$439	$1,286	$5,518	$141	$241
Deferrals	85	14	55	119	25	6
Amortization	(93)	(17)	(35)	(72)	(24)	(5)
Balance as of end-of-period	$3,872	$436	$1,306	$5,565	$142	$242

DAC amortization expense of $250 million and $246 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Amortization	(1)	(2)	(9)
Balance as of end-of-period	$14	$40	$393

	For the Three Months Ended March 31, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$454
Deferrals	1	–	–
Amortization	(1)	(2)	(11)
Balance as of end-of-period	$17	$48	$443

VOBA amortization expense of $12 million and $13 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	–	–	1	8
Amortization	(3)	(1)	(1)	–
Balance as of end-of-period	$154	$19	$28	$34

	For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$167	$23	$30	$17
Deferrals	–	–	–	2
Amortization	(4)	(1)	(1)	–
Balance as of end-of-period	$163	$22	$29	$19

DSI amortization expense of $5 million and $6 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$300	$5,579	$310	$4,765
Deferrals	5	267	5	262
Amortization	(7)	(68)	(7)	(61)
Balance as of end-of-period	298	5,778	308	4,966
Less: ceded DFEL	–	2,303	–	30
Balance as of end-of-period, net of reinsurance	$298	$3,475	$308	$4,936

DFEL amortization of $75 million and $68 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

7. Reinsurance

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023 we entered into an agreement with LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.0 billion and $13.2 billion as of March 31, 2024, and December 31, 2023, respectively. We reported a deferred gain on the transaction of $4.2 billion as of March 31, 2024, and December 31, 2023. We amortized $43 million of the deferred gain during the three months ended March 31, 2024. We held other investments and cash and invested cash with a carrying value of $1.0 billion and $871 million as of March 31, 2024, and December 31, 2023, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $12.6 billion and $13.0 billion as of March 31, 2024, and December 31, 2023, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of March 31, 2024, and December 31, 2023.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of March 31, 2024, and December 31, 2023. We reported a deferred loss on the transaction of $2.7 billion as of March 31, 2024, and December 31, 2023. We amortized $22 million of the deferred loss during the three months ended March 31, 2024. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.9 billion and $4.2 billion as of March 31, 2024, and December 31, 2023, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,743	$1,139	$(3,604)	$3,763	$1,583	$(2,180)
Fixed Annuities	96	123	27	96	128	32
Retirement Plan Services	39	4	(35)	35	5	(30)
Total MRBs	$4,878	$1,266	$(3,612)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2024			As of or For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	3	–	–	1	–	–
Attributed fees collected	380	9	2	379	9	2
Benefit payments	(11)	–	–	(19)	–	–
Effect of changes in interest rates	(1,081)	(17)	(6)	1,406	31	5
Effect of changes in equity markets	(1,343)	(11)	(4)	(1,029)	(2)	(6)
Effect of changes in equity index volatility	4	(2)	–	(286)	–	(2)
In-force updates and other changes in MRBs (1)	51	1	1	76	1	–
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,878)	70	(33)	2,039	34	(21)
Effect of cumulative changes in
non-performance risk	(726)	(43)	(2)	(3,451)	(65)	(5)
Balance as of end-of-period	(3,604)	27	(35)	(1,412)	(31)	(26)
Less: ceded MRB assets (liabilities)	(2,194)	–	(8)	(210)	–	–
Balance as of end-of-period, net of reinsurance	$(1,410)	$27	$(27)	$(1,202)	$(31)	$(26)

Weighted-average age of policyholders (years)	72	69	63	71	68	63
Net amount at risk (2)	$2,056	$210	$3	$6,268	$192	$9

(1) Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.
(2) Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For guaranteed living benefits (“GLBs”), the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

See “MRBs” in Note 12 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$165,556	$157,578
Exchange-traded funds	352	350
Fixed maturity AFS securities	162	167
Cash and invested cash	8	25
Other investments	147	137
Total separate account assets	$166,225	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Variable Annuities	$118,176	$113,356
UL and Other	27,007	25,150
Retirement Plan Services	20,986	19,699
Other Operations (1)	56	52
Total separate account liabilities	$166,225	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($48 million and $46 million as of March 31, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2024			As of or For the Three Months Ended March 31, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	904	358	570	624	394	554
Withdrawals	(3,208)	(103)	(732)	(2,436)	(75)	(586)
Policyholder assessments	(648)	(246)	(44)	(624)	(238)	(40)
Change in market performance	7,503	1,885	1,475	5,054	1,193	978
Net transfers from (to) general account	269	(37)	18	143	(32)	(26)
Balance as of end-of-period	$118,176	$27,007	$20,986	$108,334	$22,162	$17,876

Cash surrender value	$116,771	$24,606	$20,971	$106,796	$19,863	$17,862

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Variable Annuities	$31,408	$29,141
Fixed Annuities	25,137	25,330
UL and Other	36,622	36,784
Retirement Plan Services	23,586	23,784
Other (1)	5,138	5,277
Total policyholder account balances	$121,891	$120,316

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.7 billion and $4.9 billion as of March 31, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	973	972	847	790
Withdrawals	(224)	(1,409)	(356)	(1,203)
Policyholder assessments	–	(17)	(1,112)	(3)
Net transfers from (to) separate account	(178)	–	38	50
Interest credited	158	183	360	168
Change in fair value of embedded
derivative instruments	1,538	78	61	–
Balance as of end-of-period	$31,408	$25,137	$36,622	$23,586

Weighted-average crediting rate	2.1%	2.9%	3.9%	2.8%
Net amount at risk (1)(2)	$2,056	$210	$299,063	$3
Cash surrender value	30,228	24,114	32,282	23,560

	As of or For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,338	$37,258	$25,138
Gross deposits	1,222	1,317	922	701
Withdrawals	(170)	(889)	(387)	(1,113)
Policyholder assessments	–	(15)	(1,117)	(3)
Net transfers from (to) separate account	(114)	–	32	103
Interest credited	109	154	369	168
Change in fair value of embedded
derivative instruments	540	88	29	–
Balance as of end-of-period	$23,771	$23,993	$37,106	$24,994

Weighted-average crediting rate	1.9%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,268	$192	$301,582	$9
Cash surrender value	22,698	23,099	32,960	24,989

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	6	11
2.01% - 3.00%	560	–	–	–	–	560
3.01% - 4.00%	1,319	–	–	–	–	1,319
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	29,509
Total	$1,893	$–	$–	$–	$6	$31,408

Fixed Annuities
Up to 1.00%	$679	$605	$560	$493	$2,466	$4,803
1.01% - 2.00%	360	99	285	500	3,231	4,475
2.01% - 3.00%	1,749	39	5	1	25	1,819
3.01% - 4.00%	891	–	–	–	–	891
4.01% and above	177	–	–	–	–	177
Other (1)	–	–	–	–	–	12,972
Total	$3,856	$743	$850	$994	$5,722	$25,137

UL and Other
Up to 1.00%	$264	$–	$219	$119	$30	$632
1.01% - 2.00%	548	–	–	–	3,208	3,756
2.01% - 3.00%	6,848	10	149	–	–	7,007
3.01% - 4.00%	15,223	–	1	–	–	15,224
4.01% and above	3,722	–	–	–	–	3,722
Other (1)	–	–	–	–	–	6,281
Total	$26,605	$10	$369	$119	$3,238	$36,622

Retirement Plan Services
Up to 1.00%	$437	$500	$740	$3,706	$4,320	$9,703
1.01% - 2.00%	527	1,660	1,413	1,345	14	4,959
2.01% - 3.00%	2,342	21	63	17	1	2,444
3.01% - 4.00%	4,842	31	3	3	–	4,879
4.01% and above	1,458	143	–	–	–	1,601
Total	$9,606	$2,355	$2,219	$5,071	$4,335	$23,586

	As of March 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	8	12
2.01% - 3.00%	634	–	–	–	–	634
3.01% - 4.00%	1,503	–	–	–	–	1,503
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	21,612
Total	$2,151	$–	$–	$–	$8	$23,771

Fixed Annuities
Up to 1.00%	$831	$447	$578	$448	$1,773	$4,077
1.01% - 2.00%	559	141	184	493	1,083	2,460
2.01% - 3.00%	1,886	6	2	–	–	1,894
3.01% - 4.00%	1,446	–	–	–	–	1,446
4.01% and above	193	–	–	–	–	193
Other (1)	–	–	–	–	–	13,923
Total	$4,915	$594	$764	$941	$2,856	$23,993

UL and Other
Up to 1.00%	$312	$–	$202	$26	$348	$888
1.01% - 2.00%	555	–	–	–	3,229	3,784
2.01% - 3.00%	7,130	158	–	–	–	7,288
3.01% - 4.00%	15,693	–	1	–	–	15,694
4.01% and above	3,767	–	–	–	–	3,767
Other (1)	–	–	–	–	–	5,685
Total	$27,457	$158	$203	$26	$3,577	$37,106

Retirement Plan Services
Up to 1.00%	$595	$751	$3,062	$2,911	$2,213	$9,532
1.01% - 2.00%	977	2,629	1,196	527	–	5,329
2.01% - 3.00%	3,093	–	–	–	–	3,093
3.01% - 4.00%	5,442	–	–	–	–	5,442
4.01% and above	1,598	–	–	–	–	1,598
Total	$11,705	$3,380	$4,258	$3,438	$2,213	$24,994

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,034	2,084
Traditional Life (1)	3,518	3,553
Group Protection (2)	5,640	5,689
UL and Other (3)	15,234	15,752
Other Operations (4)	9,496	9,753
Other (5)	3,290	3,343
Total future contract benefits	$39,212	$40,174

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.6 billion as of March 31, 2024, and December 31, 2023, respectively) and Swiss Re ($2.0 billion and $2.1 billion as of March 31, 2024, and December 31, 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Three Months Ended March 31, 2024		As of or For the Three Months Ended March 31, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,084	$–	$5,896
Less: Effect of cumulative changes in discount
rate assumptions	–	(152)	–	(584)
Beginning balance at original discount rate	–	6,236	–	6,480
Effect of actual variances from expected experience	–	23	–	(234)
Adjusted balance as of beginning-of-year	–	6,259	–	6,246
Issuances	–	109	–	177
Interest accrual	–	61	–	57
Net premiums collected	–	(199)	–	(195)
Flooring impact of LFPB	–	1	–	1
Ending balance at original discount rate	–	6,231	–	6,286
Effect of cumulative changes in discount
rate assumptions	–	(257)	–	(235)
Balance as of end-of-period	$–	$5,974	$–	$6,051

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,084	$9,637	$2,003	$9,086
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(202)	(263)	(793)
Beginning balance at original discount rate (1)	2,271	9,839	2,266	9,879
Effect of actual variances from expected experience	1	27	(1)	(243)
Adjusted balance as of beginning-of-year	2,272	9,866	2,265	9,636
Issuances	15	109	27	177
Interest accrual	22	94	21	89
Benefit payments	(49)	(191)	(46)	(169)
Ending balance at original discount rate (1)	2,260	9,878	2,267	9,733
Effect of cumulative changes in discount
rate assumptions	(226)	(386)	(200)	(316)
Balance as of end-of-period	$2,034	$9,492	$2,067	$9,417

Net balance as of end-of-period	$2,034	$3,518	$2,067	$3,366
Less: reinsurance recoverables	1,572	244	10	270
Net balance as of end-of-period, net of reinsurance	$462	$3,274	$2,057	$3,096

Weighted-average duration of future policyholder
benefit liability (years)	9	10	9	11

(1) Includes deferred profit liability within Payout Annuities of $60 million and $43 million as of March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2024		As of March 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,437	2,034	3,460	2,067
Traditional Life
Expected future gross premiums	13,360	9,156	13,257	9,172
Expected future benefit payments	14,148	9,492	13,919	9,417

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Payout Annuities
Gross premiums	$21	$28
Interest accretion	22	21
Traditional Life
Gross premiums	298	295
Interest accretion	33	32

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.2%	4.9%
Traditional Life
Interest accretion rate	5.0%	5.1%
Current discount rate	5.0%	4.8%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of actual variances from expected experience	(67)	(100)
Adjusted beginning-of-year balance	6,112	5,959
New incidence	408	437
Interest	48	42
Benefit payments	(382)	(377)
Ending balance at original discount rate	6,186	6,061
Effect of cumulative changes in discount
rate assumptions	(546)	(569)
Balance as of end-of-period	5,640	5,492
Less: reinsurance recoverables	123	126
Balance as of end-of-period, net of reinsurance	$5,517	$5,366

Weighted-average duration of liability for future
claims (years)	5	4

For the three months ended March 31, 2024 and 2023, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2024		As of March 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,296	$5,640	$7,086	$5,492

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Group Protection
Gross premiums	$896	$885
Interest accretion	48	42

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
Group Protection
Interest accretion rate	3.2%	2.9%
Current discount rate	5.0%	4.8%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2024	2023
Balance as of beginning-of-year	$15,752	$14,777
Less: Effect of cumulative changes in shadow
balance in AOCI	(853)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	16,605	15,682
Effect of actual variances from expected experience	106	(9)
Adjusted beginning-of-year balance	16,711	15,673
Interest accrual	203	186
Net assessments collected	324	337
Benefit payments	(313)	(183)
Balance as of end-of-period, excluding shadow
balance in AOCI	16,925	16,013
Effect of cumulative changes in shadow
balance in AOCI	(1,691)	(669)
Balance as of end-of-period	15,234	15,344
Less: reinsurance recoverables (1)	9,734	2,007
Balance as of end-of-period, net of reinsurance	$5,500	$13,337

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

(1) Increase in reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force ULSG. See Note 7 for more information on the transaction.

For the three months ended March 31, 2024, we had unfavorable actual mortality experience compared to expected. For the three months ended March 31, 2023, we did not have any significantly different actual experience compared to expected.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
UL and Other
Gross assessments	$766	$915
Interest accretion	203	186

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
UL and Other
Interest accretion rate	5.3%	5.0%

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$81,880	$81,880	$82,300	$82,300
Trading securities	2,203	2,203	2,321	2,321
Equity securities	319	319	306	306
Mortgage loans on real estate	19,176	17,582	18,873	17,330
Derivative investments	8,154	8,154	6,305	6,305
Other investments	4,988	4,988	4,757	4,757
Cash and invested cash	3,807	3,807	3,193	3,193
MRB assets	4,878	4,878	3,894	3,894
Other assets:
Ceded MRBs	59	59	274	274
Indexed annuity ceded embedded derivatives	973	973	940	940
LPR ceded derivative	201	201	206	206
Separate account assets	166,225	166,225	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,361)	(33,730)	(44,615)	(34,020)
RILA, fixed annuity and IUL contracts	(10,896)	(10,896)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	543	543	493	493
MRB liabilities	(1,266)	(1,266)	(1,716)	(1,716)
Short-term debt	(1,281)	(1,282)	(840)	(841)
Long-term debt	(2,179)	(2,101)	(2,195)	(2,125)
Other liabilities:
Ceded MRBs	(2,261)	(2,261)	(1,149)	(1,149)
Derivative liabilities	(176)	(176)	(356)	(356)
Remaining guaranteed interest and similar contracts	(397)	(397)	(411)	(411)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.
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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2024	2023
Fair value	$289	$288
Aggregate contractual principal	326	326

As of March 31, 2024, and December 31, 2023, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,543	$6,747	$63,290
U.S. government bonds	371	20	–	391
State and municipal bonds	–	2,493	–	2,493
Foreign government bonds	–	260	–	260
RMBS	–	1,581	12	1,593
CMBS	–	1,395	8	1,403
ABS	–	10,530	1,692	12,222
Hybrid and redeemable preferred securities	48	129	51	228
Trading securities	–	1,932	271	2,203
Equity securities	11	269	39	319
Mortgage loans on real estate	–	–	289	289
Derivative investments (1)	–	14,345	727	15,072
Other investments – short-term investments	–	217	–	217
Cash and invested cash	–	3,807	–	3,807
MRB assets	–	–	4,878	4,878
Other assets:
Ceded MRBs	–	–	59	59
Indexed annuity ceded embedded derivatives	–	–	973	973
LPR ceded derivative	–	–	201	201
Separate account assets	406	165,819	–	166,225
Total assets	$836	$259,340	$15,947	$276,123

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(10,896)	$(10,896)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	568	(25)	543
MRB liabilities	–	–	(1,266)	(1,266)
Other liabilities:
Ceded MRBs	–	–	(2,261)	(2,261)
Derivative liabilities (1)	–	(6,368)	(726)	(7,094)
Total liabilities	$–	$(5,800)	$(15,174)	$(20,974)

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

	For the Three Months Ended March 31, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$1	$(8)	$310	$(25)	$6,747
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	–	–	12
CMBS	8	–	–	–	–	8
ABS	1,484	1	(2)	201	8	1,692
Hybrid and redeemable preferred
securities	48	–	3	–	–	51
Trading securities	284	–	–	(13)	–	271
Equity securities	42	(3)	–	–	–	39
Mortgage loans on real estate	288	–	1	–	–	289
Derivative investments	36	12	–	4	(51)	1
Other assets:
Ceded MRBs (3)	274	(215)	–	–	–	59
Indexed annuity ceded embedded
derivatives (4)	940	33	–	–	–	973
LPR ceded derivative (5)	206	(5)	–	–	–	201
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(1,677)	–	(142)	–	(10,896)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(25)	–	–	–	(25)
Other liabilities – ceded MRBs (3)	(1,149)	(1,112)	–	–	–	(2,261)
Total, net	$(129)	$(2,990)	$(7)	$360	$(73)	$(2,839)

	For the Three Months Ended March 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$–	$12	$1,006	$15	$6,219
State and municipal bonds	35	–	1	–	–	36
RMBS	1	–	–	–	–	1
ABS	1,117	–	8	168	(193)	1,100
Hybrid and redeemable preferred
securities	49	–	–	(2)	12	59
Trading securities	581	4	–	(127)	–	458
Equity securities	153	(16)	–	–	–	137
Mortgage loans on real estate	487	2	3	(2)	–	490
Derivative investments	2	(1)	–	–	–	1
Other assets:
Ceded MRBs (3)	539	160	–	–	–	699
Indexed annuity ceded embedded
derivatives (4)	525	6	–	(226)	–	305
LPR ceded derivative (5)	212	(13)	–	–	–	199
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(719)	–	(294)	–	(5,796)
Other liabilities – ceded MRBs (3)	(246)	(663)	–	–	–	(909)
Total, net	$3,858	$(1,240)	$24	$523	$(166)	$2,999

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$536	$(127)	$(2)	$(96)	$(1)	$310
ABS	264	–	–	(63)	–	201
Trading securities	–	(2)	–	(11)	–	(13)
Mortgage loans on real estate	1	(1)	–	–	–	–
Derivative investments	7	–	(3)	–	–	4
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(249)	–	–	107	–	(142)
Total, net	$559	$(130)	$(5)	$(63)	$(1)	$360

	For the Three Months Ended March 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,137	$(55)	$(8)	$(68)	$–	$1,006
ABS	241	(2)	–	(71)	–	168
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(53)	–	(74)	–	(127)
Mortgage loans on real estate	1	–	–	(3)	–	(2)
Other assets – indexed annuity ceded
embedded derivatives	50	–	–	(276)	–	(226)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(300)	–	–	6	–	(294)
Total, net	$1,129	$(110)	$(8)	$(486)	$(2)	$523

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2024	2023

Trading securities (1)	$–	$6
Equity securities (1)	(3)	(16)
Mortgage loans on real estate (1)	–	2
Derivative investments (1)	16	(2)
MRBs (2)	686	(1,090)
Other assets – LPR ceded derivative (3)	(5)	(13)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(25)	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	241	(153)
Total, net	$910	$(1,266)

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$(10)	$12
ABS	(1)	8
Hybrid and redeemable preferred
securities	2	–
Mortgage loans on real estate	1	2
Total, net	$(8)	$22

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$19	$(44)	$(25)	$58	$(43)	$15
State and municipal bonds	–	(5)	(5)	–	–	–
ABS	31	(23)	8	–	(193)	(193)
Hybrid and redeemable preferred
securities	–	–	–	12	–	12
Derivative investments	–	(51)	(51)	–	–	–
Total, net	$50	$(123)	$(73)	$70	$(236)	$(166)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$199	Discounted cash flow	Liquidity/duration adjustment (2)	(0.1)%	–	3.8%	2.0%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	–	2.0%	2.0%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.6%	–	1.6%	1.6%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.5%	1.4%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,878
Other assets:
Ceded MRBs	59	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.31%	–	2.03%	1.62%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.14%
Indexed annuity
ceded embedded
derivatives	973	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	201	Discounted cash flow	Lapse (3)	0.1%		2.00%	(10)
			Non-performance risk (6)	0.31%		2.03%	1.41%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(10,803)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,266)
Other liabilities – ceded
MRBs	(2,261)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.31%	–	2.03%	1.62%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.14%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2023:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$183	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	3.7%	2.1%
State and municipal
bonds	5	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	–	2.2%	2.1%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.3%	–	2.3%	2.3%
ABS	12	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.8%	1.8%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.5%	1.5%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	3,894
Other assets:
Ceded MRBs	274	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%
Indexed annuity
ceded embedded
derivatives	940	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	206	Discounted cash flow	Lapse (3)	0.1%		2.00%	(10)
			Non-performance risk (6)	1%		2.13%	1.58%
			Mortality (7)			(9)	(10)

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on our Consolidated Balance Sheet. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on our Consolidated Balance Sheet.

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
•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement, except for policies with guaranteed death benefit (“GDB”) riders only, in which case an increase in mortality inputs would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2024.

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

As of March 31, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement). No additional opt-outs were received following the supplemental notice period. Settlement distribution payments to all class members were completed on April 8, 2024. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement). No additional opt-outs were received following the supplemental notice period. Settlement distribution payments to all class members were completed on April 8, 2024. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (discussed above), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On April 12, 2024, LLANY filed a motion to stay proceedings in this matter pending the completion of the settlement approval process in Glover; oral argument has been scheduled for May 9, 2024.

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,532)	$(8,526)
Unrealized holding gains (losses) arising during the period	(914)	2,307
Change in foreign currency exchange rate adjustment	(102)	75
Change in future contract benefits and policyholder account balances,
net of reinsurance	1,574	(260)
Income tax benefit (expense)	(120)	(455)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(51)	(37)
Income tax benefit (expense)	11	8
Balance as of end-of-period	$(3,054)	$(6,830)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Unrealized holding gains (losses) arising during the period	(16)	186
Change in foreign currency exchange rate adjustment	101	(67)
Income tax benefit (expense)	(18)	(25)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	15	16
Income tax benefit (expense)	(3)	(3)
Balance as of end-of-period	$304	$382
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,069	$1,739
Adjustment arising during the period	(590)	1,306
Income tax benefit (expense)	126	(280)
Balance as of end-of-period	$605	$2,765
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$645	$790
Adjustment arising during the period	133	(243)
Income tax benefit (expense)	(28)	53
Balance as of end-of-period	$750	$600
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(16)	$(17)
Balance as of end-of-period	$(16)	$(17)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(50)	$(37)	Realized gain (loss)
Associated change in future contract benefits	(1)	–	Benefits
Reclassification before income tax benefit (expense)	(51)	(37)	Income (loss) before taxes
Income tax benefit (expense)	11	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(40)	$(29)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Foreign currency contracts	15	14	Net investment income
Foreign currency contracts	–	2	Realized gain (loss)
Reclassifications before income tax benefit (expense)	15	16	Income (loss) before taxes
Income tax benefit (expense)	(3)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$12	$13	Net income (loss)

15. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our CODMs view and manage the business. A discussion of these segments and Other Operations is found in Note 20 to the Consolidated Financial Statements in our 2023 Form 10-K.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31,
	2024	2023
Revenues
Operating revenues:
Annuities	$1,178	$1,043
Life Insurance	1,181	1,638
Group Protection	1,424	1,388
Retirement Plan Services	317	322
Other Operations	26	38
Revenue adjustments from annuity and life insurance product features	169	(91)
Credit loss-related adjustments	(1)	(21)
Investment gains (losses)	(56)	(55)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	48	(11)
GLB rider fees ceded to LNBAR	(230)	(234)
Total revenues	$4,056	$4,017

	For the Three Months Ended March 31,
	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$223	$217
Life Insurance	(51)	(32)
Group Protection	79	71
Retirement Plan Services	32	38
Other Operations	(107)	(52)
Net annuity product features, after-tax	783	(821)
Net life insurance product features, after-tax	(104)	(95)
Credit loss-related adjustments, after-tax	(1)	(17)
Investment gains (losses), after-tax	(45)	(43)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	38	(9)
GLB rider fees ceded to LNBAR, after-tax	(182)	(185)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (1)	(8)	–
Net income (loss)	$657	$(928)

(1)    Includes costs pertaining to the sale of our wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Note 1 and 7, respectively.

Other segment information (in millions) was as follows:

	As of March 31,	As of December 31,
	2024	2023
Assets
Annuities	$195,456	$186,716
Life Insurance	111,492	107,529
Group Protection	9,759	9,741
Retirement Plan Services	47,838	46,969
Other Operations	21,659	23,021
Total assets	$386,204	$373,976

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

	For the Three Months Ended March 31,
	2024	2023
Fixed maturity AFS securities:
Gross gains	$7	$25
Gross losses	(57)	(62)
Credit loss benefit (expense) (1)	(2)	(16)
Realized gain (loss) on equity securities (2)	11	(14)
Credit loss benefit (expense) on mortgage loans on real estate	–	(4)
Credit loss benefit (expense) on reinsurance-related assets	1	(1)
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	(133)	(128)
Indexed product derivative results (5)	145	(153)
GLB rider fees ceded to LNBAR and attributed fees	(30)	(29)
Other realized gain (loss)	1	(12)
Total realized gain (loss)	$(57)	$(394)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $11 million and $(14) million for the three months ended March 31, 2024 and 2023, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of less than $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.
(5) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 20% and 25% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the three months ended March 31, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

18. Subsequent Event

On May 6, 2024, LNC closed its previously announced sale of all of its ownership interests in the subsidiaries of LNC that comprise its wealth management business to Osaic, pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). Pursuant to the Agreement, LNC sold its ownership interests in the following subsidiaries of LNC: Lincoln Financial Advisors Corporation, Lincoln Financial Securities Corporation, California Fringe Benefit and Insurance Marketing Corporation, LFA, Limited Liability Company and LFA Management Corporation (collectively, the “Wealth Management Business”). The total consideration received by LNC for the Wealth Management Business at closing was $725 million.

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of March 31, 2024, compared with December 31, 2023, and the results of operations for the three months ended March 31, 2024, compared with the corresponding period in 2023 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly-owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023; and other reports filed with the Securities and Exchange Commission (“SEC”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2023 Form 10-K and Note 1 herein for a description of the business.

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
•A decline or continued volatility in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as market risk benefits (“MRBs”), of our variable annuity products;
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
•The inability to realize or sustain the benefits we expect from, greater than expected investments in, and the potential impact of efforts related to, our strategic initiatives;
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

The risks and uncertainties included here are not exhaustive. Our 2023 Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K for a discussion of certain risks relating to our business segments and products.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The MNA included in our 2023 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2023 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2023 Form 10-K and Note 12 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates

We carry our derivative instruments at fair value, which we determine through valuation techniques or models that use market data inputs or independent broker quotations. The fair values fluctuate from period to period due to the volatility of the valuation inputs, including but not limited to swap interest rates, interest and equity volatility and equity index levels, foreign currency forward and spot rates, credit spreads and correlations, some of which are significantly affected by economic conditions. The effect to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.

For more information on derivatives, see Note 1 in our 2023 Form 10-K and 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

We cede a portion of these GLB and GDB features to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on a modified coinsurance basis. The modified coinsurance arrangement includes a hedging strategy designed to mitigate selected risk to LNBAR. The hedge program focuses on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. This hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”) and variable universal life insurance (“VUL”) and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our indexed universal life insurance (“IUL”) and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 16.

For additional information on the liability for policyholder account balances, see Note 10.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 8 in our 2023 Form 10-K.

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

As of March 31, 2024, we had an approximate $2.9 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2023 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” in our 2023 Form 10-K and Note 17 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$223	$217
Life Insurance	(51)	(32)
Group Protection	79	71
Retirement Plan Services	32	38
Other Operations	(107)	(52)
Net annuity product features, after-tax	783	(821)
Net life insurance product features, after-tax	(104)	(95)
Credit loss-related adjustments, after-tax	(1)	(17)
Investment gains (losses), after-tax	(45)	(43)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax (1)	38	(9)
GLB rider fees ceded to LNBAR, after-tax	(182)	(185)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(8)	–
Net income (loss)	$657	$(928)

(1) The coinsurance with funds withheld investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivative related to the coinsurance with funds withheld investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended March 31, 2024 to 2023

Net income increased due primarily to the following:

•Gain in net annuity product features in 2024 compared to loss in 2023 driven by MRB-related impacts due to the effect of capital markets.
•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transactions.

The increase in net income was partially offset by higher compensation-related expenses and other costs pertaining to business operations.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$26	$38
Fee income	533	495
Net investment income	457	424
Amortization of deferred gain (loss) on business sold
through reinsurance	5	5
Other revenues (2)	157	81
Total operating revenues	1,178	1,043
Operating Expenses
Benefits (1)	27	63
Interest credited	353	279
Policyholder liability remeasurement (gain) loss	–	(1)
Commissions and other expenses	520	474
Total operating expenses	900	815
Income (loss) from operations before taxes	278	228
Federal income tax expense (benefit)	55	11
Income (loss) from operations	$223	$217

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

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account balances.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by higher costs pertaining to business operations.
•Lower net investment income, net of interest credited, which more than offset impacts from higher average fixed account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues and decrease in benefits.
•Higher federal income tax expense due to the separate account dividends-received deduction.

Additional Information

On December 14, 2023, our parent company LNC announced that it had entered into a Stock Purchase Agreement with Osaic, pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business operated through LFN, which includes our subsidiary LFA and certain of our non-insurance company subsidiaries. The transaction closed on May 6, 2024, as disclosed in Note 18.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% and 9% for the three months ended March 31, 2024 and 2023, respectively.

Our fixed annuities and registered index-linked annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$220	$224
Fee income	508	764
Net investment income	426	639
Amortization of deferred gain (loss) on
business sold through reinsurance	23	3
Other revenues	4	8
Total operating revenues	1,181	1,638
Operating Expenses
Benefits	679	1,074
Interest credited	222	324
Policyholder liability remeasurement (gain) loss	60	(13)
Commissions and other expenses	290	300
Total operating expenses	1,251	1,685

Income (loss) from operations before taxes	(70)	(47)
Federal income tax expense (benefit)	(19)	(15)
Income (loss) from operations	$(51)	$(32)

(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2024 to 2023

Loss from operations for this segment increased due primarily to the following:

•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction, partially offset by higher investment income on alternative investments.

The increase in loss from operations was partially offset by the following:

•Lower benefits and policyholder liability remeasurement (gain) loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Higher amortization of deferred gain on business sold through reinsurance driven by the fourth quarter 2023 reinsurance transaction.
•Lower commissions and other expenses driven by expense management.

For more information on the fourth quarter 2023 reinsurance transaction, see “Additional Information” below.

Additional Information

Effective October 1, 2023, we entered into reinsurance agreements with Fortitude Reinsurance Company Ltd. and LNBAR to reinsure liabilities under certain blocks of in-force UL with secondary guarantees (“ULSG”) and MoneyGuard®. We expect an ongoing unfavorable impact to operating results in future quarters of approximately $20 million to $25 million per quarter as a result of this reinsurance transaction. See Note 7 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements;” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals;” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums	$1,285	$1,251
Net investment income	84	85
Other revenues (1)	55	52
Total operating revenues	1,424	1,388
Operating Expenses
Benefits	1,030	1,037
Interest credited	1	1
Policyholder liability remeasurement (gain) loss	(67)	(100)
Commissions and other expenses	360	361
Total operating expenses	1,324	1,299
Income (loss) from operations before taxes	100	89
Federal income tax expense (benefit)	21	18
Income (loss) from operations	$79	$71

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force.

The increase in income from operations was partially offset by higher total benefits and policyholder liability remeasurement (gain) loss driven by higher claim experience in our disability business.

Additional Information

Our total loss ratio for the three months ended March 31, 2024 and 2023, was 75.0%.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2023 Form 10-K.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2023 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Fee income	$68	$62
Net investment income	241	251
Other revenues (1)	8	9
Total operating revenues	317	322
Operating Expenses
Interest credited	166	167
Commissions and other expenses	115	110
Total operating expenses	281	277
Income (loss) from operations before taxes	36	45
Federal income tax expense (benefit)	4	7
Income (loss) from operations	$32	$38

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income driven by lower average fixed account balances.
•Higher commissions and other expenses driven by higher variable account balances and growth in business.

The decrease in income from operations was partially offset by higher fee income driven by higher variable account balances and growth in business.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% and 12% for the three months ended March 31, 2024 and 2023, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 14% and 16% as of March 31, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$–	$3
Net investment income (2)	15	28
Amortization of deferred gain on
business sold through reinsurance	2	–
Other revenues	9	7
Total operating revenues	26	38
Operating Expenses
Benefits	2	20
Interest credited	9	10
Policyholder liability remeasurement (gain) loss	(1)	–
Other expenses	98	26
Interest and debt expense	48	46
Total operating expenses	156	102
Income (loss) from operations before taxes	(130)	(64)
Federal income tax expense (benefit)	(23)	(12)
Income (loss) from operations	$(107)	$(52)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(2) Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2024 to 2023

Loss from operations for Other Operations increased due primarily to higher other expenses driven by severance expense associated with workforce reduction in the first quarter of 2024 and the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased during the first quarter of 2024, compared to a decrease during the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. When considering our liquidity, it is important to distinguish between our needs, the needs of Lincoln Life & Annuity Company of New York (“LLANY”) and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our or LLANY’s statutory surplus and risk-based capital (“RBC”) ratio.

Reductions to our or LLANY’s statutory surplus and/or RBC ratio may cause us to retain more capital, which may pressure our ability to receive dividends from LLANY or pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we and LLANY have appropriate capital to operate our business in accordance with our strategy.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(1,466) million and $(476) million for the three months ended March 31, 2024 and 2023, respectively. In addition, we received capital contributions from LNC of zero and $5 million during the three months ended March 31, 2024 and 2023, respectively. We paid dividends to LNC of $180 million and $105 million during the three months ended March 31, 2024 and 2023, respectively. We also received dividends from our subsidiaries of $177 million and $133 million during the three months ended March 31, 2024 and 2023, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings, and a reduction in our or LLANY’s surplus will affect our RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2023 Form 10-K.

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 14 in our 2023 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 5 in our 2023 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

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

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of March 31, 2024, we had a net payable balance of $50 million due to certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of March 31, 2024, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2024, we had securities pledged under securities lending agreements with a carrying value of $283 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2024. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2024, we were in a net collateral payable position of $6.6 billion compared to $4.9 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2023 Form 10-K for information on our financial strength ratings.

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

See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2023 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuit captioned Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). On March 29, 2024, the court issued its summary judgment decision, granting in part and denying in part the motion filed by Lincoln Life & Annuity Company of New York (“LLANY”), and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. In addition, on April 12, 2024, LLANY filed a motion to stay proceedings in Vida pending the completion of the settlement approval process in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company; oral argument has been scheduled for May 9, 2024.

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in the 2023 Form 10-K. No additional opt-outs were received following the supplemental notice period, and settlement distribution payments to all class members were completed on April 8, 2024.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 78, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2024

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 9, 2024	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)