Form 10-Q
period 2024-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2024-08-14
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 14, 2024, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $88,371; 2023 - $88,231; allowance for credit losses: 2024 - $39; 2023 - $19)	$81,037	$82,300
Trading securities	2,181	2,321
Equity securities	295	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $258; 2023 - $288)	20,008	18,873
Policy loans	2,501	2,463
Derivative investments	8,472	6,305
Other investments	5,385	4,757
Total investments	119,879	117,325
Cash and invested cash	4,662	3,193
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,337	12,418
Reinsurance recoverables, net of allowance for credit losses	50,048	45,110
Deposit assets, net of allowance for credit losses	28,762	21,056
Market risk benefit assets	4,754	3,894
Accrued investment income	1,036	982
Goodwill	1,144	1,144
Other assets	11,113	10,597
Separate account assets	165,199	158,257
Total assets	$398,934	$373,976
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$123,715	$120,316
Future contract benefits	38,889	40,174
Funds withheld reinsurance liabilities	25,720	13,628
Market risk benefit liabilities	1,275	1,716
Deferred front-end loads	6,327	5,923
Payables for collateral on investments	11,010	7,982
Short-term debt	656	840
Long-term debt	2,177	2,195
Other liabilities	12,937	12,438
Separate account liabilities	165,199	158,257
Total liabilities	387,905	363,469

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	12,991	12,961
Retained earnings (deficit)	(575)	(869)
Accumulated other comprehensive income (loss)	(1,387)	(1,585)
Total stockholder’s equity	11,029	10,507
Total liabilities and stockholder’s equity	$398,934	$373,976

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Insurance premiums	$(2,766)	$1,551	$(1,235)	$3,067
Fee income	1,118	1,307	2,228	2,628
Net investment income	1,232	1,476	2,456	2,885
Realized gain (loss)	283	(3,252)	226	(3,646)
Amortization of deferred gain (loss) on business sold through
reinsurance	28	8	58	17
Other revenues	149	157	367	313
Total revenues	44	1,247	4,100	5,264
Expenses
Benefits	(2,726)	1,676	(989)	3,872
Interest credited	781	804	1,533	1,585
Market risk benefit (gain) loss	(169)	(1,238)	(866)	(168)
Policyholder liability remeasurement (gain) loss	(107)	(109)	(118)	(227)
Commissions and other expenses	1,290	1,322	2,693	2,594
Interest and debt expense	48	47	96	93
Total expenses	(883)	2,502	2,349	7,749
Income (loss) before taxes	927	(1,255)	1,751	(2,485)
Federal income tax expense (benefit)	166	(299)	333	(601)
Net income (loss)	761	(956)	1,418	(1,884)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	136	2,119	669	3,896
Market risk benefit non-performance risk gain (loss)	(197)	(924)	(661)	102
Policyholder liability discount rate remeasurement gain (loss)	85	102	190	(88)
Foreign currency translation adjustment	–	(1)	–	(1)
Total other comprehensive income (loss), net of tax	24	1,296	198	3,909
Comprehensive income (loss)	$785	$340	$1,616	$2,025

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock
Balance as of beginning-of-period	$12,978	$12,922	$12,961	$12,903
Capital contribution from Lincoln National Corporation	–	–	–	5
Stock compensation/issued for benefit plans	13	13	30	27
Balance as of end-of-period	12,991	12,935	12,991	12,935

Retained Earnings (Deficit)
Balance as of beginning-of-period	(392)	381	(869)	1,414
Net income (loss)	761	(956)	1,418	(1,884)
Dividends paid to Lincoln National Corporation	(944)	(155)	(1,124)	(260)
Balance as of end-of-period	(575)	(730)	(575)	(730)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,411)	(3,100)	(1,585)	(5,713)
Other comprehensive income (loss), net of tax	24	1,296	198	3,909
Balance as of end-of-period	(1,387)	(1,804)	(1,387)	(1,804)
Total stockholder’s equity as of end-of-period	$11,029	$10,401	$11,029	$10,401

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,418	$(1,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(226)	3,646
Market risk benefit (gain) loss	(866)	(168)
Sales and maturities (purchases) of trading securities, net	132	603
Amortization of deferred gain (loss) on business sold through reinsurance	(58)	(17)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	374	321
Accrued investment income	(25)	(8)
Insurance liabilities and reinsurance-related balances	(1,052)	(1,029)
Accrued expenses	(123)	(55)
Federal income tax accruals	567	(593)
Cash management agreement	(1,188)	(594)
Other	(702)	(120)
Net cash provided by (used in) operating activities	(1,749)	102
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(5,230)	(5,256)
Sales of available-for-sale securities and equity securities	1,009	2,405
Maturities of available-for-sale securities	3,513	2,741
Purchases of alternative investments	(543)	(317)
Sales and repayments of alternative investments	88	64
Issuance of mortgage loans on real estate	(2,132)	(719)
Repayment and maturities of mortgage loans on real estate	621	524
Repayment (issuance) of policy loans, net	(38)	(68)
Net change in collateral on investments, certain derivatives and related settlements	3,814	(444)
Cash received from disposition, net of cash transferred	512	–
Other	(50)	(158)
Net cash provided by (used in) investing activities	1,564	(1,228)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	–	5
Issuance (payment) of short-term debt	(184)	(288)
Payment related to sale-leaseback transactions	(8)	(58)
Proceeds from certain financing arrangements	–	65
Payment related to certain financing arrangements	(88)	(20)
Deposits of fixed account balances	8,101	7,516
Withdrawals of fixed account balances	(6,051)	(5,063)
Transfers from (to) separate accounts, net	87	(381)
Common stock issued for benefit plans	(8)	(6)
Dividends paid to Lincoln National Corporation	(195)	(260)
Net cash provided by (used in) financing activities	1,654	1,510
Net increase (decrease) in cash, invested cash and restricted cash	1,469	384
Cash, invested cash and restricted cash as of beginning-of-year	3,193	2,499
Cash, invested cash and restricted cash as of end-of-period	$4,662	$2,883
See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 15.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Sale of Wealth Management Business

On May 6, 2024, our parent company LNC closed the previously announced sale of all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation, to Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). LNC received $725 million in cash upon closing, subject to customary post-close adjustments that are not expected to be material. LNL was allocated $598 million of the cash proceeds, and we recognized a $467 million pre-tax realized gain for the three months ended June 30, 2024, net of transaction expenses. Transaction expenses for the three and six months ended June 30, 2024, of $14 million and $24 million, respectively, were reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). For more information, see Note 16.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,308	$547	$6,819	$13	$62,023
U.S. government bonds	422	3	37	–	388
State and municipal bonds	2,449	45	254	–	2,240
Foreign government bonds	298	12	54	–	256
RMBS	1,696	20	156	6	1,554
CMBS	1,556	4	158	–	1,402
ABS	13,424	75	533	19	12,947
Hybrid and redeemable preferred securities	218	22	12	1	227
Total fixed maturity AFS securities	$88,371	$728	$8,023	$39	$81,037

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,811	$820	$5,757	$8	$63,866
U.S. government bonds	414	7	28	–	393
State and municipal bonds	2,675	97	230	–	2,542
Foreign government bonds	309	15	46	–	278
RMBS	1,719	27	138	6	1,602
CMBS	1,520	5	181	–	1,344
ABS	12,556	62	571	4	12,043
Hybrid and redeemable preferred securities	227	21	15	1	232
Total fixed maturity AFS securities	$88,231	$1,054	$6,966	$19	$82,300

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,818	$4,766
Due after one year through five years	17,915	17,243
Due after five years through ten years	14,005	12,954
Due after ten years	34,957	30,171
Subtotal	71,695	65,134
Structured securities (RMBS, CMBS, ABS)	16,676	15,903
Total fixed maturity AFS securities	$88,371	$81,037

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$21,263	$2,618	$26,263	$4,201	$47,526	$6,819
U.S. government bonds	88	5	198	32	286	37
State and municipal bonds	689	118	563	136	1,252	254
Foreign government bonds	77	24	89	30	166	54
RMBS	516	37	744	119	1,260	156
CMBS	637	68	555	90	1,192	158
ABS	3,052	158	4,679	375	7,731	533
Hybrid and redeemable
preferred securities	10	2	100	10	110	12
Total fixed maturity AFS securities	$26,332	$3,030	$33,191	$4,993	$59,523	$8,023

Total number of fixed maturity AFS securities in an unrealized loss position						7,077

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$13,439	$1,744	$33,285	$4,013	$46,724	$5,757
U.S. government bonds	65	6	194	22	259	28
State and municipal bonds	371	72	814	158	1,185	230
Foreign government bonds	108	31	57	15	165	46
RMBS	355	20	840	118	1,195	138
CMBS	583	56	586	125	1,169	181
ABS	1,898	68	7,212	503	9,110	571
Hybrid and redeemable
preferred securities	32	2	94	13	126	15
Total fixed maturity AFS securities	$16,851	$1,999	$43,082	$4,967	$59,933	$6,966

Total number of fixed maturity AFS securities in an unrealized loss position						7,167

(1) As of June 30, 2024, and December 31, 2023, we recognized $18 million and $7 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,456	$1,043	677
Six months or greater, but less than nine months	2,310	961	493
Nine months or greater, but less than twelve months	378	157	124
Twelve months or greater	3,173	1,383	641
Total	$9,317	$3,544	1,935

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,480	$916	529
Six months or greater, but less than nine months	321	90	79
Nine months or greater, but less than twelve months	321	106	87
Twelve months or greater	3,485	1,336	704
Total	$6,607	$2,448	1,399

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $1.1 billion for the six months ended June 30, 2024. As discussed further below, we do not believe the unrealized loss position as of June 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and a fair value of $2.6 billion. Based upon the analysis discussed above, we believe that as of June 30, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$10	$6	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	15	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	8	–	–	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	For the Six Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	15	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	11	–	–	–	11
Reductions for disposed securities	(3)	–	–	–	(3)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	For the Three Months Ended June 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$26	$6	$4	$1	$37
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	–	–	2
Additions (reductions) for securities for which
credit losses were previously recognized	(3)	–	1	–	(2)
Reductions for securities charged-off	(12)	–	–	–	(12)
Balance as of end-of-period (2)	$13	$6	$5	$1	$25

	For the Six Months Ended June 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	20	–	–	–	20
Additions (reductions) for securities for which
credit losses were previously recognized	(3)	(1)	1	–	(3)
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(12)	–	–	–	(12)
Balance as of end-of-period (2)	$13	$6	$5	$1	$25

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $811 million and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,377	$2,583	$19,960	$17,165	$1,665	$18,830
30 to 59 days past due	–	30	30	61	28	89
60 to 89 days past due	22	13	35	–	9	9
90 or more days past due	34	59	93	–	60	60
Allowance for credit losses	(92)	(40)	(132)	(86)	(28)	(114)
Unamortized premium (discount)	(6)	62	56	(7)	43	36
Mark-to-market gains (losses) (1)	(33)	(1)	(34)	(36)	(1)	(37)
Total carrying value	$17,302	$2,706	$20,008	$17,097	$1,776	$18,873

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2024, and December 31, 2023, $30 million and less than $1 million, respectively, of such mortgage loans on real estate were 90 or more days past due. See Note 12 for additional information.

Losses from loan modifications were $3 million and less than $1 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of June 30, 2024	As of December 31, 2023
Commercial mortgage loans on real estate	$26	$–
Residential mortgage loans on real estate	60	62
Total	$86	$62

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$746	1.47	$31	1.32	$–	–	$777
2023	1,345	1.58	47	1.33	–	–	1,392
2022	1,732	1.74	100	1.41	1	1.17	1,833
2021	2,296	2.03	49	1.47	–	–	2,345
2020	1,176	2.46	4	1.05	–	–	1,180
2019 and prior	9,766	2.72	134	1.32	–	–	9,900
Total	$17,061		$365		$1		$17,427

	As of December 31, 2023
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,366	1.90	$54	1.38	$–	–	$1,420
2022	1,709	2.07	140	1.54	–	–	1,849
2021	2,317	3.34	61	1.55	–	–	2,378
2020	1,205	3.23	11	1.38	–	–	1,216
2019	2,404	2.39	80	1.56	10	2.33	2,494
2018 and prior	7,770	2.39	78	1.60	14	0.87	7,862
Total	$16,771		$424		$24		$17,219

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$957	$–	$957
2023	556	4	560
2022	512	24	536
2021	448	15	463
2020	73	3	76
2019 and prior	141	14	155
Total	$2,687	$60	$2,747

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$84	$31	$115
Additions (reductions) from provision for credit loss
expense (1)	8	9	17
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$92	$40	$132

	For the Six Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	6	12	18
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$92	$40	$132

	For the Three Months Ended June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$83	$20	$103
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$81	$23	$104

	For the Six Months Ended June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss
expense (1)	(2)	8	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$81	$23	$104

(1) We recognized less than $1 million and $(2) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2024 and 2023, respectively, and $1 million and $(1) million for the six months ended June 30, 2024 and 2023, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $80 million and $53 million as of June 30, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2024, and December 31, 2023, alternative investments included investments in 342 and 332 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$(2,748)	$–	$(2,748)
State and municipal bonds	–	(151)	–	(151)
RMBS	–	(55)	–	(55)
CMBS	–	(52)	–	(52)
ABS	–	(53)	–	(53)
Hybrid and redeemable preferred securities	–	(3)	–	(3)
Total intent to sell impairments	$–	$(3,062)	$–	$(3,062)

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$1	$(10)	$(16)
RMBS	–	–	–	1
ABS	(15)	–	(15)	–
Total credit loss benefit (expense)	$(23)	$1	$(25)	$(15)

(1) The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,608	$7,608	$5,127	$5,127
Securities pledged under securities lending agreements (2)	202	194	205	197
Investments pledged for FHLBI (3)	3,200	4,396	2,650	3,603
Total payables for collateral on investments	$11,010	$12,198	$7,982	$8,927

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2024	2023
Collateral payable for derivative investments	$2,481	$1,312
Securities pledged under securities
lending agreements	(3)	(8)
Investments pledged for FHLBI	550	(980)
Total increase (decrease) in payables for
collateral on investments	$3,028	$324

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$180	$–	$–	$–	$180
Equity securities	7	–	–	–	7
U.S. government bonds	15	–	–	–	15
Total gross secured borrowings	$202	$–	$–	$–	$202

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.0 billion, and we had re-pledged $60 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $36 million as of June 30, 2024.

Investment Commitments

As of June 30, 2024, our investment commitments were $4.1 billion, which included $3.1 billion of limited partnerships (“LPs”), $595 million of mortgage loans on real estate and $398 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2024, and December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $15.8 billion and $16.6 billion, respectively, or 13% and 14%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.0 billion and $11.3 billion, respectively, or 9% and 10%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Unconsolidated Variable Interest Entities

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by variable interest entities (“VIEs”) for which we are not the manager. These structured securities include our ABS, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on the Consolidated Balance Sheets. For information about these structured securities, see Note 3.

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.5 billion and $4.0 billion as of June 30, 2024, and December 31, 2023, respectively.

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

We also use foreign currency swaps designated and qualifying as cash flow and fair value hedges to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$545	$2	$17	$485	$11	$47
Foreign currency contracts (1)	4,849	511	49	4,662	423	78
Total cash flow hedges	5,394	513	66	5,147	434	125
Fair value hedges:
Interest rate contracts (1)	444	4	19	450	1	39
Foreign currency contracts (1)	25	1	–	25	–	1
Total fair value hedges	469	5	19	475	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	73,628	813	1,173	90,829	636	979
Foreign currency contracts (1)	361	15	1	306	11	6
Equity market contracts (1)	254,659	14,180	5,995	225,251	10,244	4,227
Credit contracts (1)	44	–	–	91	–	–
LPR ceded derivative (2)	–	202	–	–	206	–
Embedded derivatives:
Reinsurance-related (3)	–	585	–	–	493	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	1,756	11,417	–	940	9,077
Total derivative instruments	$334,555	$18,069	$18,671	$322,099	$12,965	$14,454

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2024
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$10,391	$19,232	$23,278	$21,716	$–	$74,617
Foreign currency contracts (2)	379	1,028	1,775	2,011	42	5,235
Equity market contracts	209,057	35,253	8,177	8	2,164	254,659
Credit contracts	–	44	–	–	–	44
Total derivative instruments with
notional amounts	$219,827	$55,557	$33,230	$23,735	$2,206	$334,555

(1) As of June 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 1, 2026.
(2) As of June 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$500	$534	$14	$39

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	18	124
Foreign currency contracts	28	80
Change in foreign currency exchange rate adjustment	117	(110)
Income tax benefit (expense)	(35)	(20)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(1)	–
Foreign currency contracts (1)	29	27
Foreign currency contracts (2)	(1)	3
Income tax benefit (expense)	(6)	(6)
Balance as of end-of-period	$356	$351

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$283	$1,232	$(2,726)	$(3,252)	$1,476	$1,676

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(7)	–	–	(19)	–
Derivatives designated as hedging
instruments	–	7	–	–	19	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	–	–	–	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	14	–	–	13	–

Non-Qualifying Hedges
Interest rate contracts	(115)	–	–	(319)	–	–
Equity market contracts	817	–	–	809	–	–
Credit contracts	–	–	–	(1)	–	–
LPR ceded derivative	–	–	(1)	–	–	(3)
Embedded derivatives:
Reinsurance-related	42	–	–	76	–	–
RILA, fixed indexed annuity and IUL
contracts	(328)	–	–	(1,554)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$226	$2,456	$(989)	$(3,646)	$2,885	$3,871

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(24)	–	–	(3)	–
Derivatives designated as hedging
instruments	–	24	–	–	3	–
Foreign currency contracts:
Hedged items	–	(1)	–	–	–	–
Derivatives designated as hedging
instruments	–	1	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	–	–	–	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	29	–	3	27	–

Non-Qualifying Hedges
Interest rate contracts	(277)	–	–	12	–	–
Foreign currency contracts	–	–	–	(2)	–	–
Equity market contracts	2,952	–	–	750	–	–
Commodity contracts	–	–	–	11	–	–
Credit contracts	–	–	–	(2)	–	–
LPR ceded derivative	–	–	4	–	–	10
Embedded derivatives:
Reinsurance-related	92	–	–	9	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,970)	–	–	(2,266)	–	–

As of June 30, 2024, $64 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2024 and December 31, 2023, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)
AA-	$3,145	$(49)	$2,330	$(63)
A+	3,688	–	2,422	(125)
A	70	–	82	–
A-	676	–	273	–
	$7,579	$(49)	$5,107	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$15,502	$2,341	$17,843
Gross amounts offset	(7,030)	–	(7,030)
Net amount of assets	8,472	2,341	10,813
Gross amounts not offset:
Cash collateral	(7,579)	–	(7,579)
Non-cash collateral (1)	(893)	–	(893)
Net amount	$–	$2,341	$2,341

Financial Liabilities
Gross amount of recognized liabilities	224	11,417	11,641
Gross amounts offset	(24)	–	(24)
Net amount of liabilities	200	11,417	11,617
Gross amounts not offset:
Cash collateral	(49)	–	(49)
Non-cash collateral (2)	(151)	–	(151)
Net amount	$–	$11,417	$11,417

(1) Excludes excess non-cash collateral received of $1.3 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $57 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2024	As of December 31, 2023

DAC, VOBA and DSI
Variable Annuities	$4,024	$4,025
Fixed Annuities	444	456
Traditional Life	1,358	1,374
UL and Other	6,096	6,139
Group Protection	133	154
Retirement Plan Services	282	270
Total DAC, VOBA and DSI	$12,337	$12,418

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2024	As of December 31, 2023

DFEL
Variable Annuities	$296	$300
UL and Other (1)	5,984	5,579
Other Operations (2)	47	44
Total DFEL	$6,327	$5,923

(1) We reported $2.3 billion of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $47 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	(38)	–
Deferrals	190	23	61	198	70	10
Amortization	(185)	(32)	(73)	(149)	(53)	(10)
Balance as of end-of-period	$3,873	$412	$1,320	$5,685	$133	$244

	For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,880	$439	$1,286	$5,518	$141	$241
Deferrals	176	23	105	239	53	10
Amortization	(187)	(34)	(71)	(144)	(49)	(9)
Balance as of end-of-period	$3,869	$428	$1,320	$5,613	$145	$242

DAC amortization expense of $252 million and $502 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $248 million and $494 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in VOBA (in millions):

	For the Six Months Ended June 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Deferrals	–	–	1
Amortization	(1)	(4)	(19)
Balance as of end-of-period	$14	$38	$384

	For the Six Months Ended June 30, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$454
Deferrals	–	–	1
Amortization	(1)	(4)	(23)
Balance as of end-of-period	$16	$46	$432

VOBA amortization expense of $12 million and $24 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $14 million and $28 million, respectively, for the corresponding periods in 2023. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	1	–	1	12
Amortization	(7)	(2)	(2)	–
Balance as of end-of-period	$151	$18	$27	$38

	For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$167	$23	$30	$17
Deferrals	2	–	–	2
Amortization	(8)	(2)	(1)	–
Balance as of end-of-period	$161	$21	$29	$19

DSI amortization expense of $5 million and $11 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023.

The following tables summarize the changes in DFEL (in millions):

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$300	$5,579	$310	$4,766
Deferrals	9	544	10	529
Amortization	(13)	(139)	(15)	(126)
Balance as of end-of-period	296	5,984	305	5,169
Less: ceded DFEL	–	2,346	–	30
Balance as of end-of-period, net of reinsurance	$296	$3,638	$305	$5,139

DFEL amortization of $78 million and $152 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $72 million and $141 million, respectively, for the corresponding periods in 2023.

7. Reinsurance

Lincoln Pinehurst Reinsurance Company (Bermuda) Limited

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection and fixed annuity products.

This agreement is structured as coinsurance with funds withheld. As significant insurance risk was transferred for the group protection block, amounts recoverable from LPINE were $4.2 billion as of June 30, 2024. We recorded a deferred loss of $144 million as of June 30, 2024. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we recorded deposit assets of $6.8 billion as of June 30, 2024. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $11.0 billion in support of reserves associated with the LPINE transaction in a funds withheld arrangement as of June 30, 2024, which consisted of the following (in millions):

Fixed maturity AFS securities	$9,349
Mortgage loans on real estate	1,531
Accrued investment income	94
Total	$10,974

See “Realized Gain (Loss)” in Note 16 for information on reinsurance-related embedded derivatives.

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.4 billion and $13.2 billion as of June 30, 2024, and December 31, 2023, respectively. We reported a deferred gain on the transaction of $4.2 billion as of June 30, 2024, and December 31, 2023. We amortized $40 million and $83 million of the deferred gain during the three and six months ended June 30, 2024, respectively. We held other investments and cash and invested cash with a carrying value of $1.1 billion and $871 million as of June 30, 2024, and December 31, 2023, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $13.3 billion and $13.0 billion as of June 30, 2024, and December 31, 2023, respectively.

Fortitude Reinsurance Company Ltd.

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of June 30, 2024, and December 31, 2023.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of June 30, 2024, and December 31, 2023. We reported a deferred loss on the transaction of $2.6 billion and $2.7 billion as of June 30, 2024, and December 31, 2023, respectively. We amortized $22 million and $44 million of the deferred loss during the three and six months ended June 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.6 billion and $4.2 billion as of June 30, 2024, and December 31, 2023, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,620	$1,152	$(3,468)	$3,763	$1,583	$(2,180)
Fixed Annuities	95	119	24	96	128	32
Retirement Plan Services	39	4	(35)	35	5	(30)
Total MRBs	$4,754	$1,275	$(3,479)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2024			As of or For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	5	–	–	3	–	–
Attributed fees collected	760	16	3	755	17	3
Benefit payments	(21)	–	–	(35)	–	–
Effect of changes in interest rates	(1,470)	(27)	(8)	215	3	10
Effect of changes in equity markets	(1,469)	(15)	(5)	(2,205)	(6)	(9)
Effect of changes in equity index volatility	(63)	(4)	–	(372)	2	(3)
In-force updates and other changes in MRBs (1)	153	2	1	120	2	–
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,986)	62	(35)	(8)	13	(19)
Effect of cumulative changes in
non-performance risk	(482)	(38)	–	(2,288)	(47)	(9)
Balance as of end-of-period	(3,468)	24	(35)	(2,296)	(34)	(28)
Less: ceded MRB assets (liabilities)	(2,143)	–	(8)	(1,035)	–	(4)
Balance as of end-of-period, net of reinsurance	$(1,325)	$24	$(27)	$(1,261)	$(34)	$(24)

Weighted-average age of policyholders (years)	72	69	63	72	68	63
Net amount at risk (2)	$2,135	$221	$3	$4,783	$213	$6

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$164,537	$157,578
Exchange-traded funds	345	350
Fixed maturity AFS securities	162	167
Cash and invested cash	4	25
Other investments	151	137
Total separate account assets	$165,199	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Variable Annuities	$116,770	$113,356
UL and Other	27,381	25,150
Retirement Plan Services	20,993	19,699
Other Operations (1)	55	52
Total separate account liabilities	$165,199	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($48 million and $46 million as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2024			As of or For the Six Months Ended June 30, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	1,925	695	1,105	1,367	821	1,078
Withdrawals	(6,604)	(193)	(1,514)	(4,915)	(154)	(1,123)
Policyholder assessments	(1,301)	(493)	(89)	(1,251)	(476)	(79)
Change in market performance	9,026	2,335	1,802	9,950	2,374	1,953
Net transfers from (to) general account	368	(113)	(10)	274	(76)	(36)
Balance as of end-of-period	$116,770	$27,381	$20,993	$110,998	$23,409	$18,789

Cash surrender value	$115,389	$24,979	$20,979	$109,501	$21,080	$18,774

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Variable Annuities	$32,853	$29,141
Fixed Annuities	25,814	25,330
UL and Other	36,474	36,784
Retirement Plan Services	23,598	23,784
Other (1)	4,976	5,277
Total policyholder account balances	$123,715	$120,316

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.6 billion and $4.9 billion as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	2,102	2,646	1,736	1,636
Withdrawals	(413)	(2,600)	(739)	(2,275)
Policyholder assessments	(1)	(31)	(2,232)	(7)
Net transfers from (to) separate account	(146)	–	113	120
Interest credited	328	382	726	340
Change in fair value of embedded
derivative instruments	1,842	87	86	–
Balance as of end-of-period	$32,853	$25,814	$36,474	$23,598

Weighted-average crediting rate	2.1%	3.0%	4.0%	2.9%
Net amount at risk (1)(2)	$2,135	$221	$298,237	$3
Cash surrender value	31,650	24,738	32,091	23,570

	As of or For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,338	$37,258	$25,138
Gross deposits	2,437	1,919	1,826	1,317
Withdrawals	(328)	(1,920)	(705)	(2,094)
Policyholder assessments	(1)	(28)	(2,224)	(7)
Net transfers from (to) separate account	(198)	–	76	(259)
Interest credited	240	312	735	335
Change in fair value of embedded
derivative instruments	1,923	165	76	–
Balance as of end-of-period	$26,257	$23,786	$37,042	$24,430

Weighted-average crediting rate	2.0%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$4,783	$213	$301,018	$6
Cash surrender value	25,146	22,889	32,822	24,425

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	6	10
2.01% - 3.00%	539	–	–	–	–	539
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	31,006
Total	$1,841	$–	$–	$–	$6	$32,853

Fixed Annuities
Up to 1.00%	$615	$609	$594	$463	$2,464	$4,745
1.01% - 2.00%	304	133	279	329	4,301	5,346
2.01% - 3.00%	1,694	40	5	1	31	1,771
3.01% - 4.00%	1,036	–	–	–	–	1,036
4.01% and above	173	–	–	–	–	173
Other (1)	–	–	–	–	–	12,743
Total	$3,822	$782	$878	$793	$6,796	$25,814

UL and Other
Up to 1.00%	$264	$–	$218	$119	$42	$643
1.01% - 2.00%	544	–	–	–	3,186	3,730
2.01% - 3.00%	6,797	10	150	–	–	6,957
3.01% - 4.00%	15,068	–	1	–	–	15,069
4.01% and above	3,679	–	–	–	–	3,679
Other (1)	–	–	–	–	–	6,396
Total	$26,352	$10	$369	$119	$3,228	$36,474

Retirement Plan Services
Up to 1.00%	$489	$502	$727	$3,684	$4,511	$9,913
1.01% - 2.00%	509	1,648	1,382	1,154	220	4,913
2.01% - 3.00%	2,394	25	1	–	–	2,420
3.01% - 4.00%	4,667	57	5	5	–	4,734
4.01% and above	1,618	–	–	–	–	1,618
Total	$9,677	$2,232	$2,115	$4,843	$4,731	$23,598

	As of June 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	8	12
2.01% - 3.00%	619	–	–	–	–	619
3.01% - 4.00%	1,470	–	–	–	–	1,470
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	24,146
Total	$2,103	$–	$–	$–	$8	$26,257

Fixed Annuities
Up to 1.00%	$756	$414	$515	$467	$2,296	$4,448
1.01% - 2.00%	577	133	194	498	1,083	2,485
2.01% - 3.00%	1,746	3	6	–	–	1,755
3.01% - 4.00%	1,171	–	–	–	–	1,171
4.01% and above	184	–	–	–	–	184
Other (1)	–	–	–	–	–	13,743
Total	$4,434	$550	$715	$965	$3,379	$23,786

UL and Other
Up to 1.00%	$302	$–	$206	$46	$505	$1,059
1.01% - 2.00%	557	–	6	–	3,142	3,705
2.01% - 3.00%	7,217	10	139	–	–	7,366
3.01% - 4.00%	15,269	–	1	–	–	15,270
4.01% and above	3,807	–	–	–	–	3,807
Other (1)	–	–	–	–	–	5,835
Total	$27,152	$10	$352	$46	$3,647	$37,042

Retirement Plan Services
Up to 1.00%	$601	$746	$3,092	$2,693	$2,422	$9,554
1.01% - 2.00%	637	2,880	1,184	531	–	5,232
2.01% - 3.00%	2,647	1	–	–	–	2,648
3.01% - 4.00%	5,349	1	–	–	–	5,350
4.01% and above	1,646	–	–	–	–	1,646
Total	$10,880	$3,628	$4,276	$3,224	$2,422	$24,430

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,001	$2,084
Traditional Life (1)	3,514	3,553
Group Protection (2)	5,569	5,689
UL and Other (3)	15,236	15,752
Other Operations (4)	9,280	9,753
Other (5)	3,289	3,343
Total future contract benefits	$38,889	$40,174

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion and $5.6 billion as of June 30, 2024, and December 31, 2023, respectively) and Swiss Re ($2.0 billion and $2.1 billion as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Six Months Ended June 30, 2024		As of or For the Six Months Ended June 30, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,084	$–	$5,896
Less: Effect of cumulative changes in discount
rate assumptions	–	(152)	–	(584)
Beginning balance at original discount rate	–	6,236	–	6,480
Effect of actual variances from expected experience	–	(10)	–	(257)
Adjusted balance as of beginning-of-year	–	6,226	–	6,223
Issuances	–	206	–	330
Interest accrual	–	122	–	116
Net premiums collected	–	(396)	–	(395)
Flooring impact of LFPB	–	2	–	3
Ending balance at original discount rate	–	6,160	–	6,277
Effect of cumulative changes in discount
rate assumptions	–	(322)	–	(329)
Balance as of end-of-period	$–	$5,838	$–	$5,948

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,084	$9,637	$2,003	$9,086
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(202)	(263)	(793)
Beginning balance at original discount rate (1)	2,271	9,839	2,266	9,879
Effect of actual variances from expected experience	3	(15)	(2)	(280)
Adjusted balance as of beginning-of-year	2,274	9,824	2,264	9,599
Issuances	39	206	69	330
Interest accrual	43	190	43	179
Benefit payments	(98)	(357)	(93)	(309)
Ending balance at original discount rate (1)	2,258	9,863	2,283	9,799
Effect of cumulative changes in discount
rate assumptions	(257)	(511)	(236)	(479)
Balance as of end-of-period	$2,001	$9,352	$2,047	$9,320

Net balance as of end-of-period	$2,001	$3,514	$2,047	$3,372
Less: reinsurance recoverables (2)	1,527	232	10	263
Net balance as of end-of-period, net of reinsurance	$474	$3,282	$2,037	$3,109

Weighted-average duration of future policyholder
benefit liability (years)	9	10	9	10

(1) Includes deferred profit liability within Payout Annuities of $61 million and $53 million as of June 30, 2024 and 2023, respectively.
(2) Increase in Payout Annuities reinsurance recoverables was driven by the fourth quarter 2023 reinsurance transaction. See Note 7 for more information on the transaction.

For the six months ended June 30, 2024 and 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2024		As of June 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,435	2,001	3,500	2,047
Traditional Life
Expected future gross premiums	13,265	8,980	13,309	9,050
Expected future benefit payments	14,115	9,352	14,013	9,320

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Payout Annuities
Gross premiums	$24	$44	$45	$71
Interest accretion	22	21	43	43
Traditional Life
Gross premiums	301	297	599	592
Interest accretion	34	32	67	63

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	5.4%	5.2%
Traditional Life
Interest accretion rate	4.9%	5.0%
Current discount rate	5.2%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of actual variances from expected experience	(191)	(220)
Adjusted beginning-of-year balance	5,988	5,839
New incidence	838	882
Interest	93	83
Benefit payments	(757)	(734)
Ending balance at original discount rate	6,162	6,070
Effect of cumulative changes in discount
rate assumptions	(593)	(577)
Balance as of end-of-period	5,569	5,493
Less: reinsurance recoverables (1)	4,284	121
Balance as of end-of-period, net of reinsurance	$1,285	$5,372

Weighted-average duration of liability for future
claims (years)	5	4

(1) Increase in reinsurance recoverables was driven by the second quarter 2024 reinsurance transaction. See Note 7 for more information on the transaction.

For the six months ended June 30, 2024, we experienced more favorable claim terminations and reported incidence than assumed. For the six months ended June 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2024		As of June 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,290	$5,569	$7,111	$5,493

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Group Protection
Gross premiums	$893	$885	$1,789	$1,770
Interest accretion	45	41	93	83

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
Group Protection
Interest accretion rate	3.2%	2.9%
Current discount rate	5.2%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2024	2023
Balance as of beginning-of-year	$15,752	$14,777
Less: Effect of cumulative changes in shadow
balance in AOCI	(853)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	16,605	15,682
Effect of actual variances from expected experience	136	6
Adjusted beginning-of-year balance	16,741	15,688
Interest accrual	410	377
Net assessments collected	638	190
Benefit payments	(521)	(360)
Balance as of end-of-period, excluding shadow
balance in AOCI	17,268	15,895
Effect of cumulative changes in shadow
balance in AOCI	(2,032)	(1,769)
Balance as of end-of-period	15,236	14,126
Less: reinsurance recoverables (1)	10,040	2,041
Balance as of end-of-period, net of reinsurance	$5,196	$12,085

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	18

(1) Increase in reinsurance recoverables was driven by the fourth quarter 2023 reinsurance transaction. See Note 7 for more information on the transaction.

For the six months ended June 30, 2024, we had unfavorable actual mortality experience compared to expected. For the six months ended June 30, 2023, we did not have any significantly different actual experience compared to expected.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
UL and Other
Gross assessments	$773	$542	$1,539	$1,457
Interest accretion	206	190	410	377

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
UL and Other
Interest accretion rate	5.4%	4.9%

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$81,037	$81,037	$82,300	$82,300
Trading securities	2,181	2,181	2,321	2,321
Equity securities	295	295	306	306
Mortgage loans on real estate	20,008	17,763	18,873	17,330
Derivative investments	8,472	8,472	6,305	6,305
Other investments	5,385	5,385	4,757	4,757
Cash and invested cash	4,662	4,662	3,193	3,193
MRB assets	4,754	4,754	3,894	3,894
Other assets:
Ceded MRBs	39	39	274	274
Indexed annuity ceded embedded derivatives	1,756	1,756	940	940
LPR ceded derivative	202	202	206	206
Separate account assets	165,199	165,199	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(45,072)	(34,223)	(44,615)	(34,020)
RILA, fixed annuity and IUL contracts	(11,417)	(11,417)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	585	585	493	493
MRB liabilities	(1,275)	(1,275)	(1,716)	(1,716)
Short-term debt	(656)	(656)	(840)	(841)
Long-term debt	(2,177)	(2,125)	(2,195)	(2,125)
Other liabilities:
Ceded MRBs	(2,189)	(2,189)	(1,149)	(1,149)
Derivative liabilities	(200)	(200)	(356)	(356)
Remaining guaranteed interest and similar contracts	(367)	(367)	(411)	(411)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, LTV, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 2 within the fair value hierarchy.

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2024	2023
Fair value	$258	$288
Aggregate contractual principal	292	326

As of June 30, 2024, and December 31, 2023, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$55,206	$6,817	$62,023
U.S. government bonds	367	21	–	388
State and municipal bonds	–	2,240	–	2,240
Foreign government bonds	–	256	–	256
RMBS	–	1,536	18	1,554
CMBS	–	1,380	22	1,402
ABS	–	10,950	1,997	12,947
Hybrid and redeemable preferred securities	48	129	50	227
Trading securities	–	1,908	273	2,181
Equity securities	2	255	38	295
Mortgage loans on real estate	–	–	258	258
Derivative investments (1)	–	14,739	787	15,526
Other investments – short-term investments	–	230	–	230
Cash and invested cash	–	4,662	–	4,662
MRB assets	–	–	4,754	4,754
Other assets:
Ceded MRBs	–	–	39	39
Indexed annuity ceded embedded derivatives	–	–	1,756	1,756
LPR ceded derivative	–	–	202	202
Separate account assets	397	164,802	–	165,199
Total assets	$814	$258,314	$17,011	$276,139

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(11,417)	$(11,417)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	638	(53)	585
MRB liabilities	–	–	(1,275)	(1,275)
Other liabilities:
Ceded MRBs	–	–	(2,189)	(2,189)
Derivative liabilities (1)	–	(6,459)	(795)	(7,254)
Total liabilities	$–	$(5,821)	$(15,729)	$(21,550)

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

	For the Three Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,747	$(1)	$(8)	$171	$(92)	$6,817
RMBS	12	–	–	6	–	18
CMBS	8	–	–	14	–	22
ABS	1,692	–	7	365	(67)	1,997
Hybrid and redeemable preferred
securities	51	–	(1)	–	–	50
Trading securities	271	–	–	2	–	273
Equity securities	39	–	–	(1)	–	38
Mortgage loans on real estate	289	4	–	(35)	–	258
Derivative investments	1	(6)	–	(3)	–	(8)
Other assets:
Ceded MRBs (3)	59	(20)	–	–	–	39
Indexed annuity ceded embedded
derivatives (4)	973	11	–	772	–	1,756
LPR ceded derivative (5)	201	1	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,896)	(339)	–	(182)	–	(11,417)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(25)	(28)	–	–	–	(53)
Other liabilities – ceded MRBs (3)	(2,261)	72	–	–	–	(2,189)
Total, net	$(2,839)	$(306)	$(2)	$1,109	$(159)	$(2,197)

	For the Three Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,219	$(12)	$3	$(57)	$24	$6,177
State and municipal bonds	36	(2)	3	(1)	–	36
RMBS	1	–	–	5	–	6
CMBS	–	–	–	(4)	4	–
ABS	1,100	–	(6)	152	(38)	1,208
Hybrid and redeemable preferred
securities	59	–	(3)	–	4	60
Trading securities	458	(2)	–	(105)	–	351
Equity securities	137	(13)	–	1	–	125
Mortgage loans on real estate	490	(4)	2	(84)	–	404
Derivative investments	1	(1)	–	–	31	31
Other assets:
Ceded MRBs (3)	699	(298)	–	–	–	401
Indexed annuity ceded embedded
derivatives (4)	565	4	–	34	–	603
LPR ceded derivative (5)	199	3	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(5,796)	(1,558)	–	(156)	–	(7,510)
Other liabilities – ceded MRBs (3)	(909)	(531)	–	–	–	(1,440)
Total, net	$3,259	$(2,414)	$(1)	$(215)	$25	$654

	For the Six Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$–	$(16)	$481	$(117)	$6,817
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	–	18
CMBS	8	–	–	14	–	22
ABS	1,484	1	5	566	(59)	1,997
Hybrid and redeemable preferred
securities	48	–	2	–	–	50
Trading securities	284	–	–	(11)	–	273
Equity securities	42	(3)	–	(1)	–	38
Mortgage loans on real estate	288	4	1	(35)	–	258
Derivative investments	36	5	–	2	(51)	(8)
Other assets:
Ceded MRBs (3)	274	(235)	–	–	–	39
Indexed annuity ceded embedded
derivatives (4)	940	44	–	772	–	1,756
LPR ceded derivative (5)	206	(4)	–	–	–	202
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,015)	–	(325)	–	(11,417)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(53)	–	–	–	(53)
Other liabilities - ceded MRBs (3)	(1,149)	(1,040)	–	–	–	(2,189)
Total, net	$(129)	$(3,296)	$(9)	$1,469	$(232)	$(2,197)

	For the Six Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$(12)	$15	$949	$39	$6,177
State and municipal bonds	35	(2)	4	(1)	–	36
RMBS	1	–	–	5	–	6
CMBS	–	–	–	(4)	4	–
ABS	1,117	–	2	320	(231)	1,208
Hybrid and redeemable preferred
securities	49	–	(3)	(2)	16	60
Trading securities	581	2	–	(232)	–	351
Equity securities	153	(29)	–	1	–	125
Mortgage loans on real estate	487	(2)	5	(86)	–	404
Derivative investments	2	(2)	–	–	31	31
Other assets:
Ceded MRBs (3)	540	(139)	–	–	–	401
Indexed annuity ceded embedded
derivatives (4)	525	11	–	67	–	603
LPR ceded derivative (5)	212	(10)	–	–	–	202
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(2,277)	–	(450)	–	(7,510)
Other liabilities – ceded MRBs (3)	(246)	(1,194)	–	–	–	(1,440)
Total, net	$3,859	$(3,654)	$23	$567	$(141)	$654

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$375	$(79)	$–	$(125)	$–	$171
RMBS	6	–	–	–	–	6
CMBS	14	–	–	–	–	14
ABS	462	(30)	–	(56)	(11)	365
Trading securities	4	–	–	(2)	–	2
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	–	(30)	–	(5)	–	(35)
Derivative investments	(3)	–	–	–	–	(3)
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	746	–	772
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(285)	–	–	103	–	(182)
Total, net	$599	$(140)	$–	$661	$(11)	$1,109

	For the Three Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$253	$(62)	$(26)	$(211)	$(11)	$(57)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	216	–	–	(64)	–	152
State and municipal bonds	–	(1)	–	–	–	(1)
Trading securities	–	(102)	–	(3)	–	(105)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	3	–	–	(87)	–	(84)
Other assets – indexed annuity ceded
embedded derivatives	34	–	–	–	–	34
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(316)	–	–	160	–	(156)
Total, net	$196	$(165)	$(26)	$(209)	$(11)	$(215)

	For the Six Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$911	$(206)	$(2)	$(221)	$(1)	$481
RMBS	6	–	–	–	–	6
CMBS	14	–	–	–	–	14
ABS	726	(30)	–	(119)	(11)	566
Trading securities	4	(2)	–	(13)	–	(11)
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	1	(31)	–	(5)	–	(35)
Derivative investments	4	–	(2)	–	–	2
Other assets – indexed annuity ceded
embedded derivatives	52	–	–	720	–	772
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(533)	–	–	208	–	(325)
Total, net	$1,185	$(270)	$(4)	$570	$(12)	$1,469

	For the Six Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,390	$(117)	$(34)	$(279)	$(11)	$949
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	457	(2)	–	(135)	–	320
State and municipal bonds	–	(1)	–	–	–	(1)
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(155)	–	(77)	–	(232)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	4	–	–	(90)	–	(86)
Other assets – indexed annuity ceded
embedded derivatives	84	–	–	(17)	–	67
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(615)	–	–	165	–	(450)
Total, net	$1,326	$(275)	$(34)	$(437)	$(13)	$567

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Trading securities (1)	$(1)	$(5)	$(1)	$1
Equity securities (1)	–	(13)	(2)	(29)
Mortgage loans on real estate (1)	(3)	(5)	(4)	(3)
Derivative investments (1)	(8)	–	8	(2)
MRBs (2)	160	1,222	845	133
Other assets – LPR ceded derivative (3)	1	3	(4)	(10)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(28)	–	(53)	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	228	(55)	469	(208)
Total, net	$349	$1,147	$1,258	$(118)

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$(27)	$–	$(37)	$12
State and municipal bonds	–	3	–	3
ABS	(20)	(7)	(20)	1
Hybrid and redeemable preferred
securities	(1)	(2)	1	(2)
Mortgage loans on real estate	–	2	1	4
Total, net	$(48)	$(4)	$(55)	$18

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(92)	$(92)	$100	$(76)	$24
CMBS	–	–	–	4	–	4
ABS	18	(85)	(67)	2	(40)	(38)
Hybrid and redeemable preferred
securities	–	–	–	4	–	4
Derivative investments	–	–	–	31	–	31
Total, net	$18	$(177)	$(159)	$141	$(116)	$25

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$19	$(136)	$(117)	$158	$(119)	$39
State and municipal bonds	–	(5)	(5)	–	–	–
CMBS	–	–	–	4	–	4
ABS	49	(108)	(59)	2	(233)	(231)
Hybrid and redeemable preferred
securities	–	–	–	16	–	16
Derivative investments	–	(51)	(51)	31	–	31
Total, net	$68	$(300)	$(232)	$211	$(352)	$(141)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$173	Discounted cash flow	Liquidity/duration adjustment (2)	0%	–	3.6%	1.9%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	1.5%	1.3%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,754
Other assets:
Ceded MRBs	39	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.21%	–	1.92%	1.55%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.12%
Indexed annuity
ceded embedded
derivatives	1,756	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	202	Discounted cash flow	Lapse (3)	0.10%		2.00%	(10)
			Non-performance risk (6)	0.21%		1.92%	1.36%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(11,325)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,275)
Other liabilities – ceded
MRBs	(2,189)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.21%	–	1.92%	1.55%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.12%

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on the Consolidated Balance Sheet. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on the Consolidated Balance Sheet.

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

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, tax authorities and other regulatory bodies regularly make inquiries and conduct examinations, investigations or audits concerning our compliance with, among other things, insurance laws, securities laws, tax laws, laws governing the activities of broker-dealers, registered investment advisers and unclaimed property laws. Tax-related matters can include disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2024.

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

As of June 30, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in the Glover case, which also includes all policies in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski).

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). A motion has been filed to stay the proceedings in this matter (as well as the Iwanski matter) pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (discussed above), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover.

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

On May 7, 2024, the U.S. District Court for the Eastern District of Pennsylvania consolidated for all purposes four previously disclosed civil actions: EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.) filed on February 1, 2017; LSH CO, et al. v. Lincoln National Corp., et al., No. 18-cv-05529-GJP (E.D. Pa.), filed on December 21, 2018; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024), and one additional pending civil action, Conestoga Trust, et al. v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL (or, in LSH Co. and Conestoga, LNL and LNC) breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees and LSH Co., in 2016 and 2017). We are vigorously defending these consolidated matters.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment, that was denied by the court and trial has been scheduled for October 2024. We are vigorously defending this matter.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,532)	$(8,526)
Unrealized holding gains (losses) arising during the period	(1,489)	1,199
Change in foreign currency exchange rate adjustment	(117)	119
Change in future contract benefits and policyholder account balances,
net of reinsurance	2,215	856
Income tax benefit (expense)	(131)	(478)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(106)	(2,722)
Income tax benefit (expense)	22	572
Balance as of end-of-period	$(2,970)	$(4,680)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Unrealized holding gains (losses) arising during the period	46	204
Change in foreign currency exchange rate adjustment	117	(110)
Income tax benefit (expense)	(35)	(20)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	27	30
Income tax benefit (expense)	(6)	(6)
Balance as of end-of-period	$356	$351
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,069	$1,739
Adjustment arising during the period	(841)	129
Income tax benefit (expense)	180	(27)
Balance as of end-of-period	$408	$1,841
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$645	$790
Adjustment arising during the period	241	(114)
Income tax benefit (expense)	(51)	26
Balance as of end-of-period	$835	$702
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$–	$–
Foreign currency translation adjustment arising during the period	–	(1)
Balance as of end-of-period	$–	$(1)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(16)	$(17)
Balance as of end-of-period	$(16)	$(17)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(111)	$(3,140)	Realized gain (loss)
Associated change in future contract benefits	5	418	Benefits
Reclassification before income tax benefit (expense)	(106)	(2,722)	Income (loss) before taxes
Income tax benefit (expense)	22	572	Federal income tax expense (benefit)
Reclassification, net of income tax	$(84)	$(2,150)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$(1)	$–	Interest and debt expense
Foreign currency contracts	29	27	Net investment income
Foreign currency contracts	(1)	3	Realized gain (loss)
Reclassifications before income tax benefit (expense)	27	30	Income (loss) before taxes
Income tax benefit (expense)	(6)	(6)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$21	$24	Net income (loss)

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
•Amortization of deferred gains arising from reserve changes on business sold through reinsurance; and
•Gains (losses) on other non-financial assets.

We use our prevailing corporate federal income tax rate of 21%, where applicable, net of the impacts related to dividends-received deduction and foreign tax credits and any other permanent differences for events recognized differently in our consolidated financial statements and federal income tax returns.

The tables below reconcile our segment measures of performance to the GAAP measures presented on the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Operating revenues:
Annuities	$1,141	$1,097	$2,319	$2,140
Life Insurance	1,318	1,656	2,498	3,294
Group Protection (1)	(3,051)	1,400	(1,626)	2,787
Retirement Plan Services	323	328	640	650
Other Operations	34	36	59	75
Revenue adjustments from annuity and life insurance product features	224	(23)	394	(114)
Credit loss-related adjustments	(33)	(5)	(33)	(26)
Investment gains (losses) (2)	(204)	(3,081)	(260)	(3,137)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	43	71	90	60
GLB rider fees ceded to LNBAR	(232)	(232)	(462)	(465)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses (3)	481	–	481	–
Total revenues	$44	$1,247	$4,100	$5,264

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$252	$218	$475	$435
Life Insurance	79	32	28	–
Group Protection	129	109	209	179
Retirement Plan Services	37	43	69	81
Other Operations	(59)	(75)	(167)	(127)
Net annuity product features, after-tax	324	1,084	1,108	262
Net life insurance product features, after-tax (4)	(12)	207	(114)	112
Credit loss-related adjustments, after-tax	(27)	(4)	(28)	(21)
Investment gains (losses), after-tax (2)	(160)	(2,435)	(206)	(2,478)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	34	56	71	47
GLB rider fees ceded to LNBAR, after-tax	(182)	(184)	(364)	(367)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (5)	(12)	(7)	(21)	(7)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, after-tax (3)	358	–	358	–
Net income (loss)	$761	$(956)	$1,418	$(1,884)

(1)    The three and six months ended June 30, 2024, reflect day one impacts pertaining to the second quarter 2024 reinsurance transaction. For more information, see Note 7.
(2)    The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3)    For information on the sale of the wealth management business, see Note 1.
(4)    The three and six months ended June 30, 2023, include $330 million after-tax related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(5)    Includes costs pertaining to the sale of the wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Notes 1 and 7, respectively.

Other segment information (in millions) was as follows:

	As of June 30,	As of December 31,
	2024	2023
Assets
Annuities	$204,946	$186,716
Life Insurance	112,686	107,529
Group Protection	13,943	9,741
Retirement Plan Services	47,830	46,969
Other Operations	19,529	23,021
Total assets	$398,934	$373,976

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Gross gains	$9	$8	$16	$33
Gross losses	(120)	(48)	(178)	(111)
Credit loss benefit (expense) (1)	(23)	1	(25)	(15)
Intent to sell impairments (2)	–	(3,062)	–	(3,062)
Realized gain (loss) on equity securities (3)	1	(13)	12	(27)
Credit loss benefit (expense) on mortgage loans on real estate	(17)	(3)	(17)	(7)
Credit loss benefit (expense) on reinsurance-related assets	7	(3)	9	(4)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(68)	(80)	(201)	(207)
Indexed product derivative results (6)	77	(49)	222	(203)
GLB rider fees ceded to LNBAR and attributed fees	(31)	(28)	(61)	(57)
Realized gain (loss) on subsidiaries/businesses (7)	481	–	481	–
Other realized gain (loss)	(33)	25	(32)	14
Total realized gain (loss)	$283	$(3,252)	$226	$(3,646)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3) Includes mark-to-market adjustments on equity securities still held of $4 million and $(13) million for the three months ended June 30, 2024 and 2023, respectively, and $16 million and $(27) million for the six months ended June 30, 2024 and 2023, respectively.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of less than $3 million and $(3) million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $(1) million for the six months ended June 30, 2024 and 2023, respectively.
(6) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(7) For information on the sale of the wealth management business, see Note 1.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 19% for the three and six months ended June 30, 2024, respectively, compared to 24% for the corresponding periods in 2023. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and six months ended June 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the three and six months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

18. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Six Months Ended June 30,
	2024	2023
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$(6,797)	$–
Extraordinary dividend to LNC in the form of fixed maturity AFS securities,
mortgage loans on real estate and accrued investment income	(929)	–
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	287	(15)

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of June 30, 2024, compared with December 31, 2023, and the results of operations for the three and six months ended June 30, 2024, compared with the corresponding periods in 2023 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023; and other reports filed with the Securities and Exchange Commission (“SEC”).

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
•Changes in tax law or the interpretation of or application of existing tax laws that could impact our tax costs and the products that we sell;
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

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” herein for a discussion of certain risks relating to our business segments and products.

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

For more information on derivatives, see Note 1 in our 2023 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in other comprehensive income (loss) (“OCI”). Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2023 Form 10-K.

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

As of June 30, 2024, we had an approximate $1.5 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$252	$218	$475	$435
Life Insurance	79	32	28	–
Group Protection	129	109	209	179
Retirement Plan Services	37	43	69	81
Other Operations	(59)	(75)	(167)	(127)
Net annuity product features, after-tax	324	1,084	1,108	262
Net life insurance product features, after-tax	(12)	207	(114)	112
Credit loss-related adjustments, after-tax	(27)	(4)	(28)	(21)
Investment gains (losses), after-tax (1)	(160)	(2,435)	(206)	(2,478)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax	34	56	71	47
GLB rider fees ceded to LNBAR, after-tax	(182)	(184)	(364)	(367)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (2)	(12)	(7)	(21)	(7)
Gains (losses) on other non-financial assets - sale of
subsidiaries/businesses, after-tax (3)	358	–	358	–
Net income (loss)	$761	$(956)	$1,418	$(1,884)

(1)    The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(2)    Includes costs pertaining to the sale of the wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Notes 1 and 7, respectively.
(3)    For information on the sale of the wealth management business, see Note 1.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Net income increased due primarily to the following:

•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Gain on other non-financial assets due to the sale of the wealth management business in the second quarter of 2024.

The increase in net income was partially offset by loss in net life insurance product features in 2024 compared to gain in 2023 driven by less favorable benefit ratio unlocking as a result of the fourth quarter 2023 reinsurance transaction, partially offset by lower mark-to-market losses on hedges associated with VUL products.

Net income decreased for the three months ended June 30, 2024, compared to the same period in 2023, as a result of lower gain in net annuity product features due to less favorable changes in equity markets and interest rates driving MRB-related impacts, while net income increased for the six months ended June 30, 2024, compared to the same period in 2023, as a result of higher gain in net annuity product features due to higher interest rates, partially offset by less favorable changes in equity markets, driving MRB-related impacts.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$34	$54	$60	$92
Fee income	539	501	1,072	996
Net investment income	485	457	941	879
Amortization of deferred gain (loss) on business sold
through reinsurance	5	4	9	11
Other revenues (2)	78	81	237	162
Total operating revenues	1,141	1,097	2,319	2,140
Operating Expenses
Benefits (1)	37	69	64	131
Interest credited	378	306	731	585
Policyholder liability remeasurement (gain) loss	2	(1)	2	(2)
Commissions and other expenses	430	480	950	955
Total operating expenses	847	854	1,747	1,669
Income (loss) from operations before taxes	294	243	572	471
Federal income tax expense (benefit)	42	25	97	36
Income (loss) from operations	$252	$218	$475	$435

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. On May 6, 2024, LNC closed the previously announced sale to Osaic. For information on the sale of the wealth management business, see Note 1.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

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

•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher trail commissions resulting from higher average daily variable account balances.

The increase in income from operations for the six months ended June 30, 2024, was also partially offset by higher federal income tax expense due to the separate account dividends-received deduction in the first quarter of 2024.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC, to reinsure liabilities under certain blocks of in-force fixed annuities. See Note 7 for more information.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 10% and 11% for the three and six months ended June 30, 2024, respectively, and 9% for the corresponding periods in 2023.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$393	$235	$613	$459
Fee income	506	742	1,013	1,506
Net investment income	391	673	818	1,311
Amortization of deferred gain (loss) on
business sold through reinsurance	21	3	43	6
Other revenues	7	3	11	12
Total operating revenues	1,318	1,656	2,498	3,294
Operating Expenses
Benefits	702	990	1,380	2,064
Interest credited	227	320	449	644
Policyholder liability remeasurement (gain) loss	15	14	74	1
Commissions and other expenses	281	298	572	598
Total operating expenses	1,225	1,622	2,475	3,307
Income (loss) from operations before taxes	93	34	23	(13)
Federal income tax expense (benefit)	14	2	(5)	(13)
Income (loss) from operations	$79	$32	$28	$–
(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Higher amortization of deferred gain on business sold through reinsurance driven by the fourth quarter 2023 reinsurance transaction.
•Lower commissions and other expenses driven by expense management.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and lower investment income on alternative investments.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums	$(3,194)	$1,263	$(1,909)	$2,514
Net investment income	88	85	172	169
Other revenues (1)	55	52	111	104
Total operating revenues	(3,051)	1,400	(1,626)	2,787
Operating Expenses
Benefits	(3,459)	1,019	(2,429)	2,057
Interest credited	1	1	2	2
Policyholder liability remeasurement (gain) loss	(124)	(121)	(191)	(220)
Commissions and other expenses	367	363	728	722
Total operating expenses	(3,215)	1,262	(1,890)	2,561
Income (loss) from operations before taxes	164	138	264	226
Federal income tax expense (benefit)	35	29	55	47
Income (loss) from operations	$129	$109	$209	$179

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment increased due primarily to higher insurance premiums, not including the impact of the second quarter 2024 reinsurance agreement discussed below, due to growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher benefits, net of policyholder liability remeasurement gain, not including the impact of the second quarter 2024 reinsurance agreement discussed below, driven by growth in business in force and higher claims severity in our life business, partially offset by favorable incidence and claim recoveries in our disability business.
•Higher commissions and other expenses due to higher deferred acquisition costs amortization driven by growth in business in force.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE to reinsure liabilities under certain blocks of in-force group protection products. Insurance premiums and benefits for the three and six months ended June 30, 2024, reflect day one impacts of $4.5 billion attributable to the reinsurance agreement that had no income (loss) from operations effect. See Note 7 for more information.

Our total loss ratio for the three and six months ended June 30, 2024, not including the impact of the second quarter 2024 reinsurance agreement discussed above, was 70.1% and 72.5%, respectively, compared to 71.3% and 73.1%, for the corresponding periods in 2023.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Fee income	$70	$63	$139	$125
Net investment income	245	255	485	507
Other revenues (1)	8	10	16	18
Total operating revenues	323	328	640	650
Operating Expenses
Interest credited	168	168	335	336
Commissions and other expenses	113	110	226	219
Total operating expenses	281	278	561	555
Income (loss) from operations before taxes	42	50	79	95
Federal income tax expense (benefit)	5	7	10	14
Income (loss) from operations	$37	$43	$69	$81

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower average fixed account balances.
•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily variable account balances.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% for the three and six months ended June 30, 2024, and 11% and 12%, respectively, for the corresponding periods in 2023.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 14% and 16% as of June 30, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$–	$–	$–	$3
Net investment income (2)	21	25	37	54
Amortization of deferred gain on
business sold through reinsurance	2	–	3	–
Other revenues (3)	11	11	19	18
Total operating revenues	34	36	59	75
Operating Expenses
Benefits	–	16	1	38
Interest credited	8	9	17	18
Policyholder liability remeasurement (gain) loss	1	1	–	–
Other expenses	52	60	151	87
Interest and debt expense	48	47	96	93
Total operating expenses	109	133	265	236
Income (loss) from operations before taxes	(75)	(97)	(206)	(161)
Federal income tax expense (benefit)	(16)	(22)	(39)	(34)
Income (loss) from operations	$(59)	$(75)	$(167)	$(127)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(2) Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.
(3) Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended June 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to lower other expenses due to the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price decreased slightly during the three months ended June 30, 2024, compared to an increase during the corresponding period in 2023.

Comparison of the Six Months Ended June 30, 2024 to 2023

Loss from operations for Other Operations increased due primarily to higher other expenses driven by severance expense associated with workforce reduction in the first quarter of 2024 and the effect of changes in LNC’s stock price on our deferred compensation plans, as LNC’s stock price increased during the six months ended June 30, 2024, compared to a decrease during the corresponding period in 2023.

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” herein.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(1.7) billion and $102 million for the six months ended June 30, 2024 and 2023, respectively. We paid cash dividends to LNC of $15 million and $195 million during the three and six months ended June 30, 2024, respectively, compared to $155 million and $260 million for the corresponding periods in 2023. During the second quarter of 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We also received dividends from our subsidiaries of $79 million and $256 million during the three and six months ended June 30, 2024, respectively, compared to $132 million and $265 million for the corresponding periods in 2023.

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

Statutory reserves and RBC requirements for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the variable annuity guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We also use a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

Effective June 20, 2024, we entered into a coinsurance with funds withheld reinsurance agreement with LPINE. For more information, see Note 7.

On May 6, 2024, LNC closed the previously announced sale of all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation, to Osaic Holdings, Inc. For more information on the sale of the wealth management business, see Note 1.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of June 30, 2024, we had a net receivable balance of $1.4 billion due from certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is subject to a borrowing and lending limit of, currently, 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.7 billion. As of June 30, 2024, LNL had outstanding borrowings of $3.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Securities Lending Programs and Repurchase Agreements

LNL and LLANY, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2024, we had securities pledged under securities lending agreements with a carrying value of $202 million. In addition, LNL, LLANY and LNBAR had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2024. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2024, we were in a net collateral payable position of $7.5 billion compared to $4.9 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs as of June 30, 2024. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective, based solely on the material weakness described below, in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

Existence of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the interim period ended June 30, 2024, management identified a material weakness in our internal controls over financial reporting related to the design of the Company’s controls over the calculation of amounts pertaining to certain affiliate reinsurance treaties. Specifically, controls were not designed to review the accuracy of system code changes and to ensure the data used to record ceded premiums and claims for certain affiliate reinsurance treaties was complete, accurate, and in accordance with the contractual terms of the treaties. The material weakness in our internal controls over financial reporting did not result in a material misstatement to the Company’s previously issued consolidated financial statements but did result in immaterial out-of-period adjustments to ceded premiums and claims for the interim period ended June 30, 2024. Affiliate transactions eliminate in consolidation for purposes of reporting and disclosure for our Parent Company, LNC, and therefore, this control assessment is not applicable to and has no effect on LNC’s consolidated financial statements.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024.

Remediation Plan

Since identifying the material weakness related to management’s controls over the calculation of amounts related to certain affiliate reinsurance treaties, management has taken the following steps towards remediating the material weakness:

•The establishment of a control to ensure code changes implemented to calculate affiliate reinsurance amounts are operating as intended and utilizing complete and accurate data.
•The formation of a reinsurance governance function under which retrospective reviews of affiliate reinsurance deals will be performed and reviewed on an ongoing basis to ensure actual results are in line with deal model expectations.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

Except as noted above with the respect to the identification and implementation of remediating controls with respect to the material weakness, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (“LLANY”), each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in Vida pending the completion of the settlement approval process in Glover. On July 30, 2024, the court held a hearing on the Glover plaintiffs’ March 8, 2024 motion for preliminary approval of the provisional settlement by the court in respect of policies included in Glover and the related cases.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2023 Form 10-K for information concerning risk factors. We are updating the following risk factor contained in the 2023 Form 10-K as set forth below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2023 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.

Changes in tax law or the interpretation of or application of existing tax laws could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Federal, state and local tax authorities may enact changes in tax law, issue new regulations or other pronouncements or issue interpretations of existing tax laws that could increase our current tax burden and impose new taxes on our business, or authorities who have not imposed taxes in the past may impose taxes. Any attempts to avoid or mitigate such new taxes or interpretations may not be successful and could result in an increase to our tax liability. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. See Note 13 in “Part I – Item 1. Financial Statements” for a discussion of our current tax assessment proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 85, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2024

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 14, 2024	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)