Form 10-Q
period 2024-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2024-11-07
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 7, 2024, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $88,998; 2023 - $88,231; allowance for credit losses: 2024 - $47; 2023 - $19)	$84,571	$82,300
Trading securities	2,185	2,321
Equity securities	293	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $263; 2023 - $288)	20,701	18,873
Policy loans	2,499	2,463
Derivative investments	9,434	6,305
Other investments	5,470	4,757
Total investments	125,153	117,325
Cash and invested cash	4,743	3,193
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,374	12,418
Reinsurance recoverables, net of allowance for credit losses	48,984	45,110
Deposit assets, net of allowance for credit losses	28,942	21,056
Market risk benefit assets	4,565	3,894
Accrued investment income	1,032	982
Goodwill	1,144	1,144
Other assets	11,253	10,597
Separate account assets	171,483	158,257
Total assets	$409,673	$373,976
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$125,579	$120,316
Future contract benefits	41,409	40,174
Funds withheld reinsurance liabilities	26,809	13,628
Market risk benefit liabilities	1,272	1,716
Deferred front-end loads	6,538	5,923
Payables for collateral on investments	10,530	7,982
Short-term debt	269	840
Long-term debt	2,177	2,195
Other liabilities	12,824	12,438
Separate account liabilities	171,483	158,257
Total liabilities	398,890	363,469

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	13,004	12,961
Retained earnings (deficit)	(1,300)	(869)
Accumulated other comprehensive income (loss)	(921)	(1,585)
Total stockholder’s equity	10,783	10,507
Total liabilities and stockholder’s equity	$409,673	$373,976

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Insurance premiums	$1,559	$1,514	$322	$4,581
Fee income	1,118	1,305	3,347	3,934
Net investment income	1,304	1,466	3,761	4,351
Realized gain (loss)	(571)	(867)	(345)	(4,513)
Other revenues	72	159	497	488
Total revenues	3,482	3,577	7,582	8,841
Expenses
Benefits	1,572	1,895	583	5,766
Interest credited	808	827	2,341	2,412
Market risk benefit (gain) loss	676	(1,014)	(190)	(1,182)
Policyholder liability remeasurement (gain) loss	(63)	157	(182)	(70)
Commissions and other expenses	1,238	1,311	3,932	3,906
Interest and debt expense	46	49	142	142
Total expenses	4,277	3,225	6,626	10,974
Income (loss) before taxes	(795)	352	956	(2,133)
Federal income tax expense (benefit)	(195)	37	138	(564)
Net income (loss)	(600)	315	818	(1,569)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	320	(2,807)	989	1,088
Market risk benefit non-performance risk gain (loss)	373	(844)	(288)	(742)
Policyholder liability discount rate remeasurement gain (loss)	(226)	345	(36)	257
Foreign currency translation adjustment	(1)	–	(1)	–
Total other comprehensive income (loss), net of tax	466	(3,306)	664	603
Comprehensive income (loss)	$(134)	$(2,991)	$1,482	$(966)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock
Balance as of beginning-of-period	$12,991	$12,935	$12,961	$12,903
Capital contribution from Lincoln National Corporation	–	–	–	5
Stock compensation/issued for benefit plans	13	13	43	40
Balance as of end-of-period	13,004	12,948	13,004	12,948

Retained Earnings (Deficit)
Balance as of beginning-of-period	(575)	(730)	(869)	1,414
Net income (loss)	(600)	315	818	(1,569)
Dividends paid to Lincoln National Corporation	(125)	(105)	(1,249)	(365)
Balance as of end-of-period	(1,300)	(520)	(1,300)	(520)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,387)	(1,804)	(1,585)	(5,713)
Other comprehensive income (loss), net of tax	466	(3,306)	664	603
Balance as of end-of-period	(921)	(5,110)	(921)	(5,110)
Total stockholder’s equity as of end-of-period	$10,783	$7,318	$10,783	$7,318

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$818	$(1,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	345	4,513
Market risk benefit (gain) loss	(190)	(1,182)
Sales and maturities (purchases) of trading securities, net	207	689
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	548	501
Accrued investment income	(49)	(74)
Insurance liabilities and reinsurance-related balances	(1,316)	(1,358)
Accrued expenses	(10)	(67)
Federal income tax accruals	383	(415)
Cash management agreement	(1,500)	(622)
Other	(997)	(145)
Net cash provided by (used in) operating activities	(1,761)	271
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,775)	(8,151)
Sales of available-for-sale securities and equity securities	1,055	2,828
Maturities of available-for-sale securities	6,187	3,975
Purchases of alternative investments	(884)	(416)
Sales and repayments of alternative investments	238	104
Issuance of mortgage loans on real estate	(3,087)	(1,375)
Repayment and maturities of mortgage loans on real estate	992	906
Repayment (issuance) of policy loans, net	(35)	(73)
Net change in collateral on investments, certain derivatives and related settlements	3,657	(407)
Cash received from disposition, net of cash transferred	512	–
Other	(70)	(269)
Net cash provided by (used in) investing activities	790	(2,878)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	–	5
Payment of long-term debt, including current maturities	(50)	–
Issuance (payment) of short-term debt	(521)	(65)
Payment related to sale-leaseback transactions	(12)	(63)
Proceeds from certain financing arrangements	53	65
Payment related to certain financing arrangements	(103)	(35)
Deposits of fixed account balances	12,302	11,117
Withdrawals of fixed account balances	(8,951)	(7,740)
Transfers from (to) separate accounts, net	131	(519)
Common stock issued for benefit plans	(8)	(7)
Dividends paid to Lincoln National Corporation	(320)	(365)
Net cash provided by (used in) financing activities	2,521	2,393
Net increase (decrease) in cash, invested cash and restricted cash	1,550	(214)
Cash, invested cash and restricted cash as of beginning-of-year	3,193	2,499
Cash, invested cash and restricted cash as of end-of-period	$4,743	$2,285
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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Effective in the third quarter of 2024, we collapsed the amortization of deferred gain (loss) on business sold through reinsurance line item, reclassifying the deferred gain amortization to other revenues and presenting the amortization of deferred loss within commissions and other expenses. For prior periods, the amortization of deferred gain (loss) on business sold through reinsurance is presented on a net basis within other revenues.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business.

Sale of Wealth Management Business

On May 6, 2024, our parent company LNC closed the previously announced sale of all of the ownership interests in the subsidiaries of LNC that comprise its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation, to Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). LNC received $723 million in cash, inclusive of a post-closing adjustment during the third quarter of 2024. LNL was allocated $598 million of the cash proceeds, and we recognized a $455 million pre-tax realized gain for the nine months ended September 30, 2024, net of transaction expenses. Transaction expenses for the three and nine months ended September 30, 2024, of $2 million and $26 million, respectively, were reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). For more information, see Note 16.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,637	$1,064	$4,927	$17	$64,757
U.S. government bonds	415	8	25	–	398
State and municipal bonds	2,427	87	196	–	2,318
Foreign government bonds	278	16	46	–	248
RMBS	1,789	38	107	6	1,714
CMBS	1,661	14	116	–	1,559
ABS	13,557	125	331	23	13,328
Hybrid and redeemable preferred securities	234	26	10	1	249
Total fixed maturity AFS securities	$88,998	$1,378	$5,758	$47	$84,571

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,811	$820	$5,757	$8	$63,866
U.S. government bonds	414	7	28	–	393
State and municipal bonds	2,675	97	230	–	2,542
Foreign government bonds	309	15	46	–	278
RMBS	1,719	27	138	6	1,602
CMBS	1,520	5	181	–	1,344
ABS	12,556	62	571	4	12,043
Hybrid and redeemable preferred securities	227	21	15	1	232
Total fixed maturity AFS securities	$88,231	$1,054	$6,966	$19	$82,300

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,750	$4,724
Due after one year through five years	18,005	17,705
Due after five years through ten years	14,186	13,618
Due after ten years	35,050	31,923
Subtotal	71,991	67,970
Structured securities (RMBS, CMBS, ABS)	17,007	16,601
Total fixed maturity AFS securities	$88,998	$84,571

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,496	$1,841	$25,346	$3,086	$41,842	$4,927
U.S. government bonds	26	2	223	23	249	25
State and municipal bonds	493	63	658	133	1,151	196
Foreign government bonds	45	17	100	29	145	46
RMBS	290	18	724	89	1,014	107
CMBS	619	48	515	68	1,134	116
ABS	2,763	110	3,897	221	6,660	331
Hybrid and redeemable
preferred securities	13	1	89	9	102	10
Total fixed maturity AFS securities	$20,745	$2,100	$31,552	$3,658	$52,297	$5,758

Total number of fixed maturity AFS securities in an unrealized loss position						6,060

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$13,439	$1,744	$33,285	$4,013	$46,724	$5,757
U.S. government bonds	65	6	194	22	259	28
State and municipal bonds	371	72	814	158	1,185	230
Foreign government bonds	108	31	57	15	165	46
RMBS	355	20	840	118	1,195	138
CMBS	583	56	586	125	1,169	181
ABS	1,898	68	7,212	503	9,110	571
Hybrid and redeemable
preferred securities	32	2	94	13	126	15
Total fixed maturity AFS securities	$16,851	$1,999	$43,082	$4,967	$59,933	$6,966

Total number of fixed maturity AFS securities in an unrealized loss position						7,167

(1) As of September 30, 2024, and December 31, 2023, we recognized $15 million and $7 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$694	$252	287
Six months or greater, but less than nine months	80	35	41
Nine months or greater, but less than twelve months	1,650	637	365
Twelve months or greater	3,140	1,216	587
Total	$5,564	$2,140	1,280

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,480	$916	529
Six months or greater, but less than nine months	321	90	79
Nine months or greater, but less than twelve months	321	106	87
Twelve months or greater	3,485	1,336	704
Total	$6,607	$2,448	1,399

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.2 billion for the nine months ended September 30, 2024. As discussed further below, we do not believe the unrealized loss position as of September 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $2.7 billion, respectively, and a fair value of $2.7 billion and $2.6 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$19	$1	$39
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	6	–	1	–	7
Additions (reductions) for securities for which
credit losses were previously recognized	4	–	3	–	7
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged-off	(6)	–	–	–	(6)
Balance as of end-of-period (2)	$17	$6	$23	$1	$47

	For the Nine Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	8	–	15	–	23
Additions (reductions) for securities for which
credit losses were previously recognized	12	–	4	–	16
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged-off	(11)	–	–	–	(11)
Balance as of end-of-period (2)	$17	$6	$23	$1	$47

	For the Three Months Ended September 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$5	$1	$25
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	–	–	1
Additions (reductions) for securities for which
credit losses were previously recognized	–	–	–	–	–
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$9	$6	$5	$1	$21

	For the Nine Months Ended September 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	21	–	–	–	21
Additions (reductions) for securities for which
credit losses were previously recognized	(3)	(1)	1	–	(3)
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(17)	–	–	–	(17)
Balance as of end-of-period (2)	$9	$6	$5	$1	$21

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of September 30, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $812 million and $1.2 billion, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were less than $1 million for the three months ended September 30, 2024 and 2023, and $3 million and less than $1 million for the nine months ended September 30, 2024 and 2023, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,539	$3,064	$20,603	$17,165	$1,665	$18,830
30 to 59 days past due	85	34	119	61	28	89
60 to 89 days past due	–	20	20	–	9	9
90 or more days past due	34	60	94	–	60	60
Allowance for credit losses	(122)	(47)	(169)	(86)	(28)	(114)
Unamortized premium (discount)	(6)	73	67	(7)	43	36
Mark-to-market gains (losses) (1)	(33)	–	(33)	(36)	(1)	(37)
Total carrying value	$17,497	$3,204	$20,701	$17,097	$1,776	$18,873

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of September 30, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of December 31, 2023, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was less than $1 million. As of September 30, 2024 and December 31, 2023, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. See Note 12 for additional information.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of September 30, 2024	As of December 31, 2023
Commercial mortgage loans on real estate	$4	$–
Residential mortgage loans on real estate	62	62
Total	$66	$62

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,197	1.64	$58	1.30	$–	–	$1,255
2023	1,347	1.75	44	1.36	–	–	1,391
2022	1,728	2.04	95	1.55	4	1.31	1,827
2021	2,289	3.08	48	1.52	–	–	2,337
2020	1,168	3.16	4	1.53	–	–	1,172
2019 and prior	9,535	2.35	127	1.58	8	1.30	9,670
Total	$17,264		$376		$12		$17,652

	As of December 31, 2023
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,366	1.90	$54	1.38	$–	–	$1,420
2022	1,709	2.07	140	1.54	–	–	1,849
2021	2,317	3.34	61	1.55	–	–	2,378
2020	1,205	3.23	11	1.38	–	–	1,216
2019	2,404	2.39	80	1.56	10	2.33	2,494
2018 and prior	7,770	2.39	78	1.60	14	0.87	7,862
Total	$16,771		$424		$24		$17,219

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,260	$–	$1,260
2023	790	7	797
2022	498	26	524
2021	435	13	448
2020	70	2	72
2019 and prior	136	14	150
Total	$3,189	$62	$3,251

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$92	$40	$132
Additions (reductions) from provision for credit loss
expense (1)	40	7	47
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged-off	(10)	–	(10)
Balance as of end-of-period (2)	$122	$47	$169

	For the Nine Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	46	19	65
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged-off	(10)	–	(10)
Balance as of end-of-period (2)	$122	$47	$169

	For the Three Months Ended September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$81	$23	$104
Additions (reductions) from provision for credit loss
expense (1)	8	1	9
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$89	$24	$113

	For the Nine Months Ended September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss
expense (1)	6	9	15
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$89	$24	$113

(1) We recognized less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2024 and 2023, and less than $1 million and $(1) million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $88 million and $54 million as of September 30, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2024, and December 31, 2023, alternative investments included investments in 341 and 332 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$(1,057)	$–	$(3,805)
State and municipal bonds	–	(62)	–	(214)
RMBS	–	(19)	–	(74)
CMBS	–	(7)	–	(60)
ABS	–	(4)	–	(57)
Hybrid and redeemable preferred securities	–	(1)	–	(3)
Total intent to sell impairments	$–	$(1,150)	$–	$(4,213)

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(10)	$(1)	$(20)	$(16)
RMBS	–	–	–	1
ABS	(4)	–	(19)	(1)
Total credit loss benefit (expense)	$(14)	$(1)	$(39)	$(16)

(1) The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,145	$7,145	$5,127	$5,127
Securities pledged under securities lending agreements (2)	185	178	205	197
Investments pledged for FHLBI (3)	3,200	4,548	2,650	3,603
Total payables for collateral on investments	$10,530	$11,871	$7,982	$8,927

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Collateral payable for derivative investments	$2,018	$1,312
Securities pledged under securities
lending agreements	(20)	(8)
Investments pledged for FHLBI	550	(210)
Total increase (decrease) in payables for
collateral on investments	$2,548	$1,094

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$168	$–	$–	$–	$168
Equity securities	17	–	–	–	17
Total gross secured borrowings	$185	$–	$–	$–	$185

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.3 billion, and we had re-pledged $11 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $19 million as of September 30, 2024.

Investment Commitments

As of September 30, 2024, our investment commitments were $5.0 billion, which included $3.2 billion of limited partnerships (“LPs”), $1.5 billion of mortgage loans on real estate and $283 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2023, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2024, and December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.3 billion and $16.6 billion, respectively, or 13% and 14%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.5 billion and $11.3 billion, respectively, or 9% and 10%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.7 billion and $4.0 billion as of September 30, 2024, and December 31, 2023, respectively.

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

Interest Rate Futures

We use interest rate futures contracts to hedge the liability exposure on certain options in variable annuity and RILA products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

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

Equity Futures

We use equity futures contracts to hedge the liability exposure on certain options in variable annuity and RILA products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$747	$18	$4	$485	$11	$47
Foreign currency contracts (1)	4,830	432	83	4,662	423	78
Total cash flow hedges	5,577	450	87	5,147	434	125
Fair value hedges:
Interest rate contracts (1)	435	1	42	450	1	39
Foreign currency contracts (1)	25	–	1	25	–	1
Total fair value hedges	460	1	43	475	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	68,999	54	230	90,829	636	979
Foreign currency contracts (1)	345	11	6	306	11	6
Equity market contracts (1)	250,306	15,539	6,332	225,251	10,244	4,227
Credit contracts (1)	112	–	–	91	–	–
LPR ceded derivative (2)	–	202	–	–	206	–
Embedded derivatives:
Reinsurance-related (3)	–	103	–	–	493	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	1,961	12,270	–	940	9,077
Total derivative instruments	$325,799	$18,321	$18,968	$322,099	$12,965	$14,454

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2024
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$6,473	$18,712	$23,280	$21,716	$–	$70,181
Foreign currency contracts (2)	226	1,137	1,892	1,903	42	5,200
Equity market contracts	209,391	29,579	9,210	8	2,118	250,306
Credit contracts	–	112	–	–	–	112
Total derivative instruments with
notional amounts	$216,090	$49,540	$34,382	$23,627	$2,160	$325,799

(1) As of September 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 9, 2027.
(2) As of September 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$521	$534	$42	$39

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	46	102
Foreign currency contracts	167	(92)
Change in foreign currency exchange rate adjustment	(121)	30
Income tax benefit (expense)	(20)	(9)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(2)	–
Foreign currency contracts (1)	41	42
Foreign currency contracts (2)	1	4
Income tax benefit (expense)	(8)	(10)
Balance as of end-of-period	$289	$296

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended September 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(571)	$1,304	$1,572	$(867)	$1,466	$1,895

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	27	–	–	(41)	–
Derivatives designated as hedging
instruments	–	(27)	–	–	41	–
Foreign currency contracts:
Hedged items	–	1	–	–	–	–
Derivatives designated as hedging
instruments	–	(1)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	–	–	–	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	2	12	–	2	14	–

Non-Qualifying Hedges
Interest rate contracts	370	–	–	(604)	–	–
Foreign currency contracts	(1)	–	–	–	–	–
Equity market contracts	1,079	–	–	163	–	–
Commodity contracts	–	–	–	(1)	–	–
LPR ceded derivative	–	–	–	–	–	18
Embedded derivatives:
Reinsurance-related	(482)	–	–	243	–	–
RILA, fixed indexed annuity and IUL
contracts	(666)	–	–	572	–	–

	Gain (Loss) Recognized in Income For the Nine Months Ended September 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(345)	$3,761	$583	$(4,513)	$4,351	$5,766

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	3	–	–	(44)	–
Derivatives designated as hedging
instruments	–	(3)	–	–	44	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(2)	–	–	–	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	41	–	4	42	–

Non-Qualifying Hedges
Interest rate contracts	93	–	–	(592)	–	–
Foreign currency contracts	(1)	–	–	(2)	–	–
Equity market contracts	4,031	–	–	913	–	–
Commodity contracts	–	–	–	10	–	–
Credit contracts	–	–	–	(2)	–	–
LPR ceded derivative	–	–	4	–	–	28
Embedded derivatives:
Reinsurance-related	(390)	–	–	252	–	–
RILA, fixed indexed annuity and IUL
contracts	(2,636)	–	–	(1,706)	–	–

As of September 30, 2024, $44 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of September 30, 2024
Credit Contract Type	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Basket CDSs	6/20/2029	(3)	(4)	BBB+	2	$3	$112

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of September 30, 2024	As of December 31, 2023
Maximum potential payout	$112	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$112	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $3 million of collateral as of September 30, 2024.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNL)	Collateral Posted by LNL (Held by Counter- Party)
AA-	$2,601	$(7)	$2,330	$(63)
A+	3,754	(1)	2,422	(125)
A	70	–	82	–
A-	691	–	273	–
Total cash collateral	$7,116	$(8)	$5,107	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$16,016	$2,064	$18,080
Gross amounts offset	(6,582)	–	(6,582)
Net amount of assets	9,434	2,064	11,498
Gross amounts not offset:
Cash collateral	(7,116)	–	(7,116)
Non-cash collateral (1)	(2,318)	–	(2,318)
Net amount	$–	$2,064	$2,064

Financial Liabilities
Gross amount of recognized liabilities	116	12,270	12,386
Gross amounts offset	(39)	–	(39)
Net amount of liabilities	77	12,270	12,347
Gross amounts not offset:
Cash collateral	(8)	–	(8)
Non-cash collateral	(19)	–	(19)
Net amount	$50	$12,270	$12,320

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023

DAC, VOBA and DSI
Variable Annuities	$4,054	$4,025
Fixed Annuities	431	456
Traditional Life	1,345	1,374
UL and Other	6,122	6,139
Group Protection	136	154
Retirement Plan Services	286	270
Total DAC, VOBA and DSI	$12,374	$12,418

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023

DFEL
Variable Annuities	$295	$300
UL and Other (1)	6,193	5,579
Other Operations (2)	50	44
Total DFEL	$6,538	$5,923

(1) We reported $2.4 billion and $2.3 billion of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $50 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	(38)	–
Deferrals	308	35	85	310	101	15
Amortization	(270)	(55)	(109)	(225)	(81)	(14)
Balance as of end-of-period	$3,906	$401	$1,308	$5,721	$136	$245

	For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,880	$439	$1,286	$5,518	$141	$241
Deferrals	269	31	148	346	79	15
Amortization	(281)	(51)	(106)	(217)	(73)	(14)
Balance as of end-of-period	$3,868	$419	$1,328	$5,647	$147	$242

DAC amortization expense of $252 million and $754 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $248 million and $742 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in VOBA (in millions):

	For the Nine Months Ended September 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Deferrals	–	–	1
Amortization	(2)	(5)	(29)
Balance as of end-of-period	$13	$37	$374

	For the Nine Months Ended September 30, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$454
Deferrals	–	–	1
Amortization	(2)	(6)	(32)
Balance as of end-of-period	$15	$44	$423

VOBA amortization expense of $12 million and $36 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $13 million and $40 million, respectively, for the corresponding periods in 2023. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	1	–	1	16
Amortization	(10)	(3)	(2)	(1)
Balance as of end-of-period	$148	$17	$27	$41

	For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$167	$23	$30	$17
Deferrals	3	–	1	5
Amortization	(11)	(3)	(2)	–
Balance as of end-of-period	$159	$20	$29	$22

DSI amortization expense of $5 million and $16 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Nine Months Ended September 30,2024		For the Nine Months Ended September 30,2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$300	$5,579	$310	$4,766
Deferrals	14	826	15	799
Amortization	(19)	(212)	(22)	(192)
Balance as of end-of-period	295	6,193	303	5,373
Less: ceded DFEL	–	2,391	–	30
Balance as of end-of-period, net of reinsurance	$295	$3,802	$303	$5,343

DFEL amortization of $79 million and $231 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $74 million and $214 million, respectively, for the corresponding periods in 2023.

7. Reinsurance

Lincoln Pinehurst Reinsurance Company (Bermuda) Limited

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection and fixed annuity products.

This agreement is structured as coinsurance with funds withheld. As significant insurance risk was transferred for the group protection block, amounts recoverable from LPINE were $4.1 billion as of September 30, 2024. We reported a deferred loss of $14 million as of September 30, 2024. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported a deposit assets of $6.5 billion as of September 30, 2024. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $10.5 billion in support of reserves associated with the LPINE transaction in a funds withheld arrangement as of September 30, 2024, which consisted of the following (in millions):

Fixed maturity AFS securities	$8,932
Mortgage loans on real estate	1,481
Accrued investment income	93
Total	$10,506

See “Realized Gain (Loss)” in Note 16 for information on reinsurance-related embedded derivatives

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $13.4 billion and $13.2 billion as of September 30, 2024, and December 31, 2023, respectively. We reported a deferred gain on the transaction of $4.1 billion and $4.2 billion as of September 30, 2024, and December 31, 2023, respectively. We amortized $42 million and $125 million of the deferred gain during the three and nine months ended September 30, 2024, respectively. We held other investments and cash and invested cash with a carrying value of $1.2 billion and $871 million as of September 30, 2024, and December 31, 2023, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $13.0 billion as of September 30, 2024, and December 31, 2023.

Fortitude Reinsurance Company Ltd.

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of September 30, 2024, and December 31, 2023.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.7 billion and $10.5 billion as of September 30, 2024, and December 31, 2023, respectively. We reported a deferred loss on the transaction of $2.6 billion and $2.7 billion as of September 30, 2024, and December 31, 2023, respectively. We amortized $23 million and $67 million of the deferred loss during the three and nine months ended September 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.4 billion and $4.2 billion as of September 30, 2024, and December 31, 2023, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,448	$1,121	$(3,327)	$3,763	$1,583	$(2,180)
Fixed Annuities	73	147	74	96	128	32
Retirement Plan Services	44	4	(40)	35	5	(30)
Total MRBs	$4,565	$1,272	$(3,293)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2024			As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	6	–	–	3	–	–
Attributed fees collected	1,143	24	4	1,127	23	4
Benefit payments	(29)	–	–	(49)	–	–
Effect of changes in interest rates	(101)	8	(6)	(2,347)	(66)	(7)
Effect of changes in equity markets	(2,347)	(16)	(8)	(1,430)	(5)	(6)
Effect of changes in equity index volatility	(65)	(4)	–	(358)	6	(3)
In-force updates and other changes in MRBs (1)	69	3	6	182	4	–
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	7	11	–	(33)	70	–
Effect of changes in other future expected
assumptions (2)	(199)	18	(6)	(66)	15	(2)
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,397)	134	(36)	(1,460)	42	(34)
Effect of cumulative changes in
non-performance risk	(930)	(60)	(4)	(1,213)	(59)	1
Balance as of end-of-period	(3,327)	74	(40)	(2,673)	(17)	(33)
Less: ceded MRB assets (liabilities)	(2,155)	–	(12)	(1,457)	–	(6)
Balance as of end-of-period, net of reinsurance	$(1,172)	$74	$(28)	$(1,216)	$(17)	$(27)

Weighted-average age of policyholders (years)	72	69	63	72	68	63
Net amount at risk (3)	$1,544	$231	$3	$6,235	$188	$9

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

Effect of Assumption Review

For the nine months ended September 30, 2024, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to capital market assumptions. For the nine months ended September 30, 2024, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to policyholder GLB utilization assumptions. Retirement Plan Services did not have any significant assumption updates.

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of September 30,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$170,806	$157,578
Exchange-traded funds	349	350
Fixed maturity AFS securities	166	167
Cash and invested cash	7	25
Other investments	155	137
Total separate account assets	$171,483	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Variable Annuities	$120,470	$113,356
UL and Other	28,921	25,150
Retirement Plan Services	22,033	19,699
Other Operations (1)	59	52
Total separate account liabilities	$171,483	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($50 million and $46 million as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2024			As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	3,002	1,058	1,751	2,137	1,178	1,576
Withdrawals	(10,190)	(347)	(2,382)	(7,402)	(227)	(1,795)
Policyholder assessments	(1,970)	(742)	(134)	(1,883)	(714)	(121)
Change in market performance	15,664	3,945	3,065	6,320	1,573	1,316
Net transfers from (to) general account	608	(143)	34	447	(88)	(44)
Balance as of end-of-period	$120,470	$28,921	$22,033	$105,192	$22,642	$17,928

Cash surrender value	$119,106	$26,498	$22,018	$103,729	$20,324	$17,914

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Variable Annuities	$34,344	$29,141
Fixed Annuities	26,336	25,330
UL and Other	36,327	36,784
Retirement Plan Services	23,727	23,784
Other (1)	4,845	5,277
Total policyholder account balances	$125,579	$120,316

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.5 billion and $4.9 billion as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	3,391	3,663	2,631	2,580
Withdrawals	(726)	(3,721)	(1,102)	(3,370)
Policyholder assessments	(1)	(45)	(3,351)	(10)
Net transfers from (to) separate account	(241)	–	143	230
Interest credited	506	592	1,098	513
Change in fair value of embedded
derivative instruments and other	2,274	517	124	–
Balance as of end-of-period	$34,344	$26,336	$36,327	$23,727

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,544	$231	$296,736	$3
Cash surrender value	33,107	25,214	31,969	23,697

	As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,338	$37,258	$25,138
Gross deposits	3,626	2,698	2,737	2,026
Withdrawals	(508)	(2,861)	(1,077)	(3,262)
Policyholder assessments	(1)	(41)	(3,337)	(10)
Net transfers from (to) separate account	(311)	–	90	(297)
Interest credited	391	469	1,101	504
Change in fair value of embedded
derivative instruments and other	1,391	52	38	–
Balance as of end-of-period	$26,772	$23,655	$36,810	$24,099

Weighted-average crediting rate	2.1%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,235	$188	$301,876	$9
Cash surrender value	25,629	22,753	32,685	24,094

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	523	–	–	–	–	523
3.01% - 4.00%	1,257	–	–	–	–	1,257
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	32,546
Total	$1,791	$–	$–	$–	$7	$34,344

Fixed Annuities
Up to 1.00%	$436	$730	$620	$373	$2,381	$4,540
1.01% - 2.00%	253	145	200	239	4,685	5,522
2.01% - 3.00%	1,649	38	6	2	33	1,728
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	13,087
Total	$3,797	$913	$826	$614	$7,099	$26,336

UL and Other
Up to 1.00%	$261	$–	$222	$121	$52	$656
1.01% - 2.00%	553	–	–	–	3,161	3,714
2.01% - 3.00%	6,651	10	151	–	–	6,812
3.01% - 4.00%	15,072	–	1	–	–	15,073
4.01% and above	3,582	–	–	–	–	3,582
Other (1)	–	–	–	–	–	6,490
Total	$26,119	$10	$374	$121	$3,213	$36,327

Retirement Plan Services
Up to 1.00%	$515	$287	$731	$3,417	$5,277	$10,227
1.01% - 2.00%	470	1,028	1,947	990	503	4,938
2.01% - 3.00%	2,253	112	1	1	–	2,367
3.01% - 4.00%	4,493	85	6	8	–	4,592
4.01% and above	1,603	–	–	–	–	1,603
Total	$9,334	$1,512	$2,685	$4,416	$5,780	$23,727

	As of September 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	8	13
2.01% - 3.00%	602	–	–	–	–	602
3.01% - 4.00%	1,429	–	–	–	–	1,429
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	24,718
Total	$2,046	$–	$–	$–	$8	$26,772

Fixed Annuities
Up to 1.00%	$744	$427	$515	$518	$2,427	$4,631
1.01% - 2.00%	481	106	212	456	1,264	2,519
2.01% - 3.00%	1,881	32	6	–	3	1,922
3.01% - 4.00%	929	–	–	–	–	929
4.01% and above	182	–	–	–	–	182
Other (1)	–	–	–	–	–	13,472
Total	$4,217	$565	$733	$974	$3,694	$23,655

UL and Other
Up to 1.00%	$284	$–	$192	$34	$362	$872
1.01% - 2.00%	553	–	–	–	3,181	3,734
2.01% - 3.00%	6,998	11	147	–	–	7,156
3.01% - 4.00%	15,385	–	1	–	–	15,386
4.01% and above	3,783	–	–	–	–	3,783
Other (1)	–	–	–	–	–	5,879
Total	$27,003	$11	$340	$34	$3,543	$36,810

Retirement Plan Services
Up to 1.00%	$407	$596	$762	$4,882	$2,837	$9,484
1.01% - 2.00%	610	2,405	1,474	668	–	5,157
2.01% - 3.00%	2,594	–	–	–	–	2,594
3.01% - 4.00%	5,223	–	–	–	–	5,223
4.01% and above	1,641	–	–	–	–	1,641
Total	$10,475	$3,001	$2,236	$5,550	$2,837	$24,099

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,118	$2,084
Traditional Life (1)	3,660	3,553
Group Protection (2)	5,773	5,689
UL and Other (3)	17,214	15,752
Other Operations (4)	9,354	9,753
Other (5)	3,290	3,343
Total future contract benefits	$41,409	$40,174

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.6 billion as of September 30, 2024, and December 31, 2023) and Swiss Re ($1.8 billion and $2.1 billion as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Nine Months Ended September 30, 2024		As of or For the Nine Months Ended September 30, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,084	$–	$5,896
Less: Effect of cumulative changes in discount
rate assumptions	–	(152)	–	(584)
Beginning balance at original discount rate	–	6,236	–	6,480
Effect of changes in cash flow assumptions	–	(3)	–	(5)
Effect of actual variances from expected experience	–	(29)	–	(262)
Adjusted balance as of beginning-of-year	–	6,204	–	6,213
Issuances	–	289	–	460
Interest accrual	–	184	–	176
Net premiums collected	–	(581)	–	(588)
Flooring impact of LFPB	–	1	–	3
Ending balance at original discount rate	–	6,097	–	6,264
Effect of cumulative changes in discount
rate assumptions	–	(23)	–	(527)
Balance as of end-of-period	$–	$6,074	$–	$5,737

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,084	$9,637	$2,003	$9,086
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(202)	(263)	(793)
Beginning balance at original discount rate (1)	2,271	9,839	2,266	9,879
Effect of changes in cash flow assumptions	–	(105)	17	(21)
Effect of actual variances from expected experience	3	(41)	(1)	(289)
Adjusted balance as of beginning-of-year	2,274	9,693	2,282	9,569
Issuances	78	289	83	460
Interest accrual	65	285	64	270
Benefit payments	(152)	(530)	(142)	(479)
Ending balance at original discount rate (1)	2,265	9,737	2,287	9,820
Effect of cumulative changes in discount
rate assumptions	(147)	(3)	(344)	(831)
Balance as of end-of-period	$2,118	$9,734	$1,943	$8,989

Net balance as of end-of-period	$2,118	$3,660	$1,943	$3,252
Less: reinsurance recoverables (2)	1,590	215	11	232
Net balance as of end-of-period, net of reinsurance	$528	$3,445	$1,932	$3,020

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) Includes deferred profit liability within Payout Annuities of $60 million and $38 million as of September 30, 2024 and 2023, respectively.
(2) Increase in Payout Annuities reinsurance recoverables driven by the fourth quarter 2023 reinsurance transaction. See Note 7 for additional information.

For the nine months ended September 30, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions. For the nine months ended September 30, 2024, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

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

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2024		As of September 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,436	2,118	3,552	1,943
Traditional Life
Expected future gross premiums	13,610	9,559	13,410	8,802
Expected future benefit payments	13,932	9,734	14,077	8,989

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Payout Annuities
Gross premiums	$40	$16	$84	$88
Interest accretion	22	22	65	64
Traditional Life
Gross premiums	296	293	895	885
Interest accretion	34	31	101	94

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	4.7%	5.8%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.4%	5.6%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of changes in cash flow assumptions	(2)	(27)
Effect of actual variances from expected experience	(278)	(233)
Adjusted beginning-of-year balance	5,899	5,799
New incidence	1,236	1,267
Interest	138	122
Benefit payments	(1,125)	(1,095)
Ending balance at original discount rate	6,148	6,093
Effect of cumulative changes in discount
rate assumptions	(375)	(720)
Balance as of end-of-period	5,773	5,373
Less: reinsurance recoverables (1)	4,153	117
Balance as of end-of-period, net of reinsurance	$1,620	$5,256

Weighted-average duration of liability for future
claims (years)	5	5

(1) Increase in reinsurance recoverables driven by the second quarter 2024 reinsurance transaction. See Note 7 for additional information.

For the nine months ended September 30, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review. For the nine months ended September 30, 2024, we experienced more favorable reported incidence and claim terminations than assumed.

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

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2024		As of September 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,154	$5,773	$7,148	$5,373

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Group Protection
Gross premiums	$887	$874	$2,676	$2,645
Interest accretion	45	39	138	122

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
Group Protection
Interest accretion rate	3.3%	3.0%
Current discount rate	4.4%	5.7%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning-of-year	$15,752	$14,777
Less: Effect of cumulative changes in shadow
balance in AOCI	(853)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	16,605	15,682
Effect of changes in cash flow assumptions	207	173
Effect of actual variances from expected experience	170	(28)
Adjusted beginning-of-year balance	16,982	15,827
Interest accrual	623	573
Net assessments collected	946	334
Benefit payments	(718)	(473)
Balance as of end-of-period, excluding shadow
balance in AOCI	17,833	16,261
Effect of cumulative changes in shadow
balance in AOCI	(619)	(1,362)
Balance as of end-of-period	17,214	14,899
Less: reinsurance recoverables (1)	10,499	1,897
Balance as of end-of-period, net of reinsurance	$6,715	$13,002

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	17

(1) Increase in reinsurance recoverables driven by the fourth quarter 2023 reinsurance transaction, for certain blocks of in-force ULSG. See Note 7 for additional information.

For the nine months ended September 30, 2024, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review for updates to policyholder behavior and mortality assumptions that were partially offset by updates to capital market assumptions. For the nine months ended September 30, 2024, we had unfavorable actual mortality experience compared to expected on reinsured and retained business.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
UL and Other
Gross assessments	$751	$337	$2,290	$1,794
Interest accretion	213	197	623	573

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
UL and Other
Interest accretion rate	5.4%	5.1%

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$84,571	$84,571	$82,300	$82,300
Trading securities	2,185	2,185	2,321	2,321
Equity securities	293	293	306	306
Mortgage loans on real estate	20,701	19,801	18,873	17,330
Derivative investments	9,434	9,434	6,305	6,305
Other investments	5,470	5,470	4,757	4,757
Cash and invested cash	4,743	4,743	3,193	3,193
MRB assets	4,565	4,565	3,894	3,894
Other assets:
Ceded MRBs	50	50	274	274
Indexed annuity ceded embedded derivatives	1,961	1,961	940	940
LPR ceded derivative	202	202	206	206
Separate account assets	171,483	171,483	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(45,799)	(35,864)	(44,615)	(34,020)
RILA, fixed annuity and IUL contracts	(12,270)	(12,270)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	103	103	493	493
MRB liabilities	(1,272)	(1,272)	(1,716)	(1,716)
Short-term debt	(269)	(269)	(840)	(841)
Long-term debt	(2,177)	(2,196)	(2,195)	(2,125)
Other liabilities:
Ceded MRBs	(2,217)	(2,217)	(1,149)	(1,149)
Derivative liabilities	(77)	(77)	(356)	(356)
Remaining guaranteed interest and similar contracts	(355)	(355)	(411)	(411)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of September 30,	As of December 31,
	2024	2023
Fair value	$263	$288
Aggregate contractual principal	297	326

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$57,898	$6,859	$64,757
U.S. government bonds	377	21	–	398
State and municipal bonds	–	2,318	–	2,318
Foreign government bonds	–	248	–	248
RMBS	–	1,701	13	1,714
CMBS	–	1,538	21	1,559
ABS	–	11,227	2,101	13,328
Hybrid and redeemable preferred securities	50	123	76	249
Trading securities	–	1,911	274	2,185
Equity securities	–	258	35	293
Mortgage loans on real estate	–	–	263	263
Derivative investments (1)	–	16,045	9	16,054
Other investments – short-term investments	–	210	20	230
Cash and invested cash	–	4,743	–	4,743
MRB assets	–	–	4,565	4,565
Other assets:
Ceded MRBs	–	–	50	50
Indexed annuity ceded embedded derivatives	–	–	1,961	1,961
LPR ceded derivative	–	–	202	202
Separate account assets	403	171,080	–	171,483
Total assets	$830	$269,321	$16,449	$286,600

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(12,270)	$(12,270)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	145	(42)	103
MRB liabilities	–	–	(1,272)	(1,272)
Other liabilities:
Ceded MRBs	–	–	(2,217)	(2,217)
Derivative liabilities (1)	–	(6,687)	(10)	(6,697)
Total liabilities	$–	$(6,542)	$(15,811)	$(22,353)

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

	For the Three Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,817	$(1)	$39	$11	$(7)	$6,859
RMBS	18	–	–	–	(5)	13
CMBS	22	–	1	14	(16)	21
ABS	1,997	1	49	232	(178)	2,101
Hybrid and redeemable preferred
securities	50	–	1	16	9	76
Trading securities	273	7	–	(6)	–	274
Equity securities	38	–	–	1	(4)	35
Mortgage loans on real estate	258	2	4	(1)	–	263
Derivative investments	(8)	6	–	1	–	(1)
Other investments	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	39	11	–	–	–	50
Indexed annuity ceded embedded
derivatives (4)	1,756	232	–	(27)	–	1,961
LPR ceded derivative (5)	202	–	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(11,417)	(898)	–	45	–	(12,270)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(53)	11	–	–	–	(42)
Other liabilities – ceded MRBs (3)	(2,189)	(28)	–	–	–	(2,217)
Total, net	$(2,197)	$(657)	$94	$296	$(191)	$(2,655)

	For the Three Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,177	$(7)	$(13)	$353	$(43)	$6,467
State and municipal bonds	36	(2)	(1)	–	–	33
RMBS	6	–	(1)	–	7	12
ABS	1,208	–	(5)	247	(113)	1,337
Hybrid and redeemable preferred
securities	60	–	1	–	(13)	48
Trading securities	351	(3)	–	(4)	6	350
Equity securities	125	12	–	–	–	137
Mortgage loans on real estate	404	2	(3)	(88)	–	315
Derivative investments	31	(26)	–	8	–	13
Other assets:
Ceded MRBs (3)	401	(128)	–	–	–	273
Indexed annuity ceded embedded
derivatives (4)	603	(49)	–	32	–	586
LPR ceded derivative (5)	202	(18)	–	–	–	184
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(7,600)	621	–	(195)	–	(7,174)
Other liabilities – ceded MRBs (3)	(1,440)	(296)	–	–	–	(1,736)
Total, net	$564	$106	$(22)	$353	$(156)	$845

	For the Nine Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$(1)	$23	$492	$(124)	$6,859
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	(5)	13
CMBS	8	–	1	28	(16)	21
ABS	1,484	2	54	798	(237)	2,101
Hybrid and redeemable preferred
securities	48	–	3	16	9	76
Trading securities	284	7	–	(17)	–	274
Equity securities	42	(3)	–	–	(4)	35
Mortgage loans on real estate	288	6	5	(36)	–	263
Derivative investments	36	11	–	3	(51)	(1)
Other investments (4)	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	274	(224)	–	–	–	50
Indexed annuity ceded embedded
derivatives (4)	940	276	–	745	–	1,961
LPR ceded derivative (5)	206	(4)	–	–	–	202
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,915)	–	(278)	–	(12,270)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(42)	–	–	–	(42)
Other liabilities - ceded MRBs (3)	(1,149)	(1,068)	–	–	–	(2,217)
Total, net	$(129)	$(3,955)	$85	$1,767	$(423)	$(2,655)

	For the Nine Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,186	$(19)	$2	$1,302	$(4)	$6,467
State and municipal bonds	35	(4)	3	(1)	–	33
RMBS	1	–	(1)	5	7	12
CMBS	–	–	–	(4)	4	–
ABS	1,117	–	(3)	567	(344)	1,337
Hybrid and redeemable preferred
securities	49	–	(2)	(2)	3	48
Trading securities	581	(1)	–	(236)	6	350
Equity securities	153	(17)	–	1	–	137
Mortgage loans on real estate	487	–	2	(174)	–	315
Derivative investments	2	(28)	–	8	31	13
Other assets:
Ceded MRBs (3)	540	(267)	–	–	–	273
Indexed annuity ceded embedded
derivatives (4)	525	(37)	–	98	–	586
LPR ceded derivative (5)	212	(28)	–	–	–	184
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(1,669)	–	(722)	–	(7,174)
Other liabilities – ceded MRBs (3)	(246)	(1,490)	–	–	–	(1,736)
Total, net	$3,859	$(3,560)	$1	$842	$(297)	$845

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$273	$(92)	$–	$(170)	$–	$11
CMBS	14	–	–	–	–	14
ABS	402	(20)	–	(104)	(46)	232
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	1	–	–	(7)	–	(6)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Derivative investments	–	–	1	–	–	1
Other investments (4)	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	51	–	–	(78)	–	(27)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(317)	–	–	362	–	45
Total, net	$451	$(112)	$1	$2	$(46)	$296

	For the Three Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$435	$(47)	$–	$(35)	$–	$353
ABS	279	–	–	(32)	–	247
Trading securities	–	–	–	(4)	–	(4)
Mortgage loans on real estate	1	–	–	(89)	–	(88)
Derivative investments	9	–	(1)	–	–	8
Other assets – indexed annuity ceded
embedded derivatives	28	–	–	4	–	32
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(231)	–	–	36	–	(195)
Total, net	$521	$(47)	$(1)	$(120)	$–	$353

	For the Nine Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,184	$(298)	$(2)	$(391)	$(1)	$492
RMBS	6	–	–	–	–	6
CMBS	28	–	–	–	–	28
ABS	1,128	(50)	–	(223)	(57)	798
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	5	(2)	–	(20)	–	(17)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	–	(6)	–	(36)
Derivative investments	4	–	(1)	–	–	3
Other investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	103	–	–	642	–	745
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(849)	–	–	571	–	(278)
Total, net	$1,637	$(382)	$(3)	$573	$(58)	$1,767

	For the Nine Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,825	$(164)	$(34)	$(314)	$(11)	$1,302
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	736	(2)	–	(167)	–	567
State and municipal bonds	–	(1)	–	–	–	(1)
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(155)	–	(81)	–	(236)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	5	–	–	(179)	–	(174)
Derivative investments	9	–	(1)	–	–	8
Other assets – indexed annuity ceded
embedded derivatives	112	–	–	(14)	–	98
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(846)	–	–	124	–	(722)
Total, net	$1,847	$(322)	$(35)	$(635)	$(13)	$842

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Trading securities (1)	$7	$(3)	$6	$(2)
Equity securities (1)	–	12	(2)	(17)
Mortgage loans on real estate (1)	2	2	(2)	(1)
Derivative investments (1)	5	(25)	14	(27)
MRBs (2)	(684)	1,001	161	1,133
Other assets – LPR ceded derivative (3)	–	(18)	(4)	(28)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	11	–	(42)	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	287	(4)	755	(223)
Total, net	$(372)	$965	$886	$835

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$39	$(17)	$2	$(5)
State and municipal bonds	–	–	–	3
RMBS	1	(1)	–	(1)
ABS	47	(5)	26	(4)
Hybrid and redeemable preferred
securities	1	–	2	(2)
Mortgage loans on real estate	4	(3)	5	1
Total, net	$92	$(26)	$35	$(8)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(7)	$(7)	$36	$(79)	$(43)
RMBS	–	(5)	(5)	12	(5)	7
CMBS	–	(16)	(16)	–	–	–
ABS	–	(178)	(178)	–	(113)	(113)
Hybrid and redeemable preferred
securities	9	–	9	–	(13)	(13)
Trading securities	–	–	–	6	–	6
Equity securities	–	(4)	(4)	–	–	–
Other investments	10	–	10	–	–	–
Total, net	$19	$(210)	$(191)	$54	$(210)	$(156)

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$19	$(143)	$(124)	$194	$(198)	$(4)
State and municipal bonds	–	(5)	(5)	–	–	–
RMBS	–	(5)	(5)	12	(5)	7
CMBS	–	(16)	(16)	4	–	4
ABS	49	(286)	(237)	2	(346)	(344)
Hybrid and redeemable preferred
securities	9	–	9	16	(13)	3
Trading securities	–	–	–	6	–	6
Equity securities	–	(4)	(4)	–	–	–
Derivative investments	–	(51)	(51)	31	–	31
Other investments	10	–	10	–	–	–
Total, net	$87	$(510)	$(423)	$265	$(562)	$(297)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$181	Discounted cash flow	Liquidity/duration adjustment (2)	0%	–	4.2%	2.0%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.1%	–	2.1%	2.1%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	–	1.5%	1.5%
Hybrid and redeemable
preferred securities	24	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,565
Other assets:
Ceded MRBs	50	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.27%	–	2.24%	1.81%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.47%
Indexed annuity
ceded embedded
derivatives	1,961	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	202	Discounted cash flow	Lapse (3)	0.10%		2.00%	(10)
			Non-performance risk (6)	0.27%		2.24%	1.60%
			Mortality (7)			(9)	(10)

Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(12,176)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,272)
Other liabilities – ceded
MRBs	(2,217)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.27%	–	2.24%	1.81%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.47%

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

13. Contingencies and Commitments

Contingencies

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2024.

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

As of September 30, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski).

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). A motion has been filed to stay the proceedings in this matter (as well as the Iwanski matter) pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (discussed above), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit. Plaintiff sought, and was granted, supplemental briefing before the U.S. Court of Appeals for the Second Circuit with respect to certain aspects of the New York Court of Appeals’ decision. The supplemental briefing was completed January 23, 2024. On August 8, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision dismissing the case. We are vigorously defending this matter.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products. The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages. They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. On May 8, 2023, the Lincoln defendants and the Fidelity defendants filed motions to dismiss, which remain pending. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment, that was denied by the court. The trial of this matter began in October 2024 and is scheduled to continue in November 2024. We are vigorously defending this matter.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,532)	$(8,526)
Unrealized holding gains (losses) arising during the period	1,523	(2,781)
Change in foreign currency exchange rate adjustment	125	(21)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(453)	491
Income tax benefit (expense)	(253)	478
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(9)	(3,704)
Income tax benefit (expense)	2	778
Balance as of end-of-period	$(2,583)	$(7,433)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$249	$301
Unrealized holding gains (losses) arising during the period	213	10
Change in foreign currency exchange rate adjustment	(121)	30
Income tax benefit (expense)	(20)	(9)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	40	46
Income tax benefit (expense)	(8)	(10)
Balance as of end-of-period	$289	$296
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,069	$1,739
Adjustment arising during the period	(367)	(944)
Income tax benefit (expense)	79	202
Balance as of end-of-period	$781	$997
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$645	$790
Adjustment arising during the period	(46)	326
Income tax benefit (expense)	10	(69)
Balance as of end-of-period	$609	$1,047
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$–	$–
Foreign currency translation adjustment arising during the period	(1)	–
Balance as of end-of-period	$(1)	$–
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(16)	$(17)
Balance as of end-of-period	$(16)	$(17)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(15)	$(4,293)	Realized gain (loss)
Associated change in future contract benefits	6	589	Benefits
Reclassification before income tax benefit (expense)	(9)	(3,704)	Income (loss) before taxes
Income tax benefit (expense)	2	778	Federal income tax expense (benefit)
Reclassification, net of income tax	$(7)	$(2,926)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$(2)	$–	Interest and debt expense
Foreign currency contracts	41	42	Net investment income
Foreign currency contracts	1	4	Realized gain (loss)
Reclassifications before income tax benefit (expense)	40	46	Income (loss) before taxes
Income tax benefit (expense)	(8)	(10)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$32	$36	Net income (loss)

15. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our CODM views and manages the business. A discussion of these segments and Other Operations is found in Note 20 to the Consolidated Financial Statements in our 2023 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. In the third quarter of 2024, we revised our definition of income (loss) from operations to exclude the impact of certain items that are not indicative of the ongoing operations of the business and may obscure trends in the underlying performance of the Company. The revised definition now excludes, as applicable, certain legal accruals, severance expense related to initiatives that realign the workforce, mark-to-market adjustment related to the LNC stock component of our deferred compensation plans, impacts from the settlement or curtailment of defined benefit obligations and the effect of tax adjustments such as changes to deferred tax valuation allowances from the definition of income (loss) from operations. The presentation of prior period income (loss) from operations has been recast to conform to the current period presentation.

Income (loss) from operations is GAAP net income excluding the following items, as applicable:

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

•GLB rider fees ceded to LNBAR;
•Income (loss) from the initial adoption of new accounting standards, accounting policy changes and new regulations, including changes in tax law;
•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•Losses from the impairment of intangible assets and gains (losses) on other non-financial assets;
•Income (loss) from discontinued operations;
•Other items, which include the following: certain legal accruals; severance expense related to initiatives that realign the workforce; transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business; mark-to-market adjustment related to the LNC stock component of our deferred compensation plans (“deferred compensation mark-to-market adjustment”); gains (losses) on modification or early extinguishment of debt; and impacts from settlement or curtailment of defined benefit obligations; and
•Income tax benefit (expense) related to the above pre-tax items, including the effect of tax adjustments such as changes to deferred tax valuation allowances.

Operating revenues represent GAAP revenues excluding the effects of the following items, as applicable:

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

The tables below reconcile our segment measures of performance to the GAAP measures presented on the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Operating revenues:
Annuities	$1,101	$1,095	$3,421	$3,236
Life Insurance	1,249	1,627	3,748	4,920
Group Protection (1)	1,353	1,387	(273)	4,174
Retirement Plan Services	331	321	971	972
Other Operations	55	32	114	106
Revenue adjustments from annuity and
life insurance product features	196	268	589	154
Credit loss-related adjustments	(88)	(25)	(123)	(50)
Investment gains (losses) (2)	(57)	(1,091)	(317)	(4,228)
Changes in the fair value of reinsurance-related embedded
derivatives, trading securities and certain mortgage loans (3)	(416)	190	(326)	251
GLB rider fees ceded to LNBAR	(242)	(227)	(703)	(694)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses (4)	–	–	481	–
Total revenues	$3,482	$3,577	$7,582	$8,841

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (5)	2024	2023 (5)
Net Income (Loss)
Income (loss) from operations:
Annuities	$227	$190	$702	$626
Life Insurance	133	(152)	160	(152)
Group Protection	62	67	271	246
Retirement Plan Services	41	39	110	120
Other Operations	(38)	(66)	(152)	(191)
Net annuity product features, pre-tax	(347)	1,203	1,066	1,536
Net life insurance product features, pre-tax (6)	(132)	248	(277)	390
Credit loss-related adjustments, pre-tax	(88)	(25)	(123)	(50)
Investment gains (losses), pre-tax (2)	(57)	(1,091)	(317)	(4,228)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (3)	(416)	190	(326)	251
GLB rider fees ceded to LNBAR, pre-tax	(242)	(227)	(703)	(694)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (4)	–	–	481	–
Other items, pre-tax (7) (8) (9) (10)	(19)	(10)	(113)	(23)
Income tax benefit (expense) related to the
above pre-tax items	276	(51)	39	600
Net income (loss)	$(600)	$315	$818	$(1,569)

(1)    The nine months ended September 30, 2024, reflect day one impacts pertaining to the second quarter 2024 reinsurance transaction. For more information, see Note 7.
(2)    The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(4)    For information on the sale of the wealth management business, see Note 1.
(5)    The prior period presentation has been recast to conform to the revised definition of income (loss) from operations.
(6)    Includes $162 million and $580 million for the three and nine months ended September 30, 2023, respectively, related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(7)    Includes certain legal accruals of $(10) million in the third quarter of 2023 and $(3) million in the first quarter of 2024.
(8)    Includes severance expense related to initiatives that realign the workforce of $(3) million, $(3) million, $(49) million, $(7) million and $(16) million in the first quarter of 2023, second quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(9)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(9) million, $(1) million, $(10) million, $(16) million and $(2) million for the second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(10)    Includes deferred compensation mark-to-market adjustment of $7 million, $(5) million, $1 million, $(9) million and $(1) million in the first quarter of 2023, second quarter of 2023, third quarter of 2023, first quarter of 2024 and third quarter of 2024, respectively.

Other segment information (in millions) was as follows:

	As of September 30,	As of December 31,
	2024	2023
Assets
Annuities	$210,688	$186,716
Life Insurance	115,017	107,529
Group Protection	13,260	9,741
Retirement Plan Services	49,647	46,969
Other Operations	21,061	23,021
Total assets	$409,673	$373,976

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Gross gains	$3	$1	$19	$34
Gross losses	(18)	(3)	(196)	(114)
Credit loss benefit (expense) (1)	(14)	(1)	(39)	(16)
Intent to sell impairments (2)	–	(1,150)	–	(4,213)
Realized gain (loss) on equity securities (3)	6	8	18	(20)
Credit loss benefit (expense) on mortgage loans on real estate	(47)	(9)	(65)	(16)
Credit loss benefit (expense) on reinsurance-related assets	(27)	(15)	(19)	(19)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(591)	341	(791)	136
Indexed product derivative results (6)	82	4	304	(199)
GLB rider fees ceded to LNBAR and attributed fees	(41)	(26)	(102)	(83)
Realized gain (loss) on subsidiaries/businesses (7)	–	–	481	–
Other realized gain (loss)	76	(17)	45	(3)
Total realized gain (loss)	$(571)	$(867)	$(345)	$(4,513)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3) Includes mark-to-market adjustments on equity securities still held of $6 million and $9 million for the three months ended September 30, 2024 and 2023, respectively, and $21 million and $(22) million for the nine months ended September 30, 2024 and 2023, respectively.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively.
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

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 25% and 14% for the three and nine months ended September 30, 2024, respectively, compared to 11% and 26%, respectively, for the corresponding periods in 2023. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items. For the nine months ended

September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

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

18. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$(7,361)	$–
Extraordinary dividend to LNC in the form of fixed maturity AFS securities,
mortgage loans on real estate and accrued investment income	(929)	–
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	767	1,272

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of September 30, 2024, compared with December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024, compared with the corresponding periods in 2023 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023; and other reports filed with the Securities and Exchange Commission (“SEC”).

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
•The unknown effect on our businesses resulting from evolving market preferences and the changing demographics of our client base; and
•The unanticipated loss of key management or wholesalers.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 16.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2023 Form 10-K. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three Months Ended September 30,
	2024	2023
Income (loss) from operations:
Annuities	$1	$(12)
Life Insurance	58	(119)
Group Protection	15	24
Retirement Plan Services	–	–
Excluded from income (loss) from operations	96	(47)
Net income (loss)	$170	$(154)

The impacts of our annual assumption review were driven primarily by the following:

2024
•For Life Insurance, the favorable impact was driven by updates to mortality and capital market assumptions and other items, partially offset by unfavorable updates to policyholder behavior assumptions.
•For Group Protection, the favorable impact was driven by updates to life waiver incurred assumptions.
•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by model enhancements.

2023
•For Annuities, the unfavorable impact was driven by updates to mortality assumptions.
•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50-basis-points increase in our long-term new money investment yield assumption.
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

Goodwill

During the fourth quarter of 2024, we will perform our annual quantitative goodwill impairment test as of October 1, 2024, on all of our reporting units. For more information on goodwill, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 9 in our 2023 Form 10-K.

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

As of September 30, 2024, we had a $960 million deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$227	$190	$702	$626
Life Insurance	133	(152)	160	(152)
Group Protection	62	67	271	246
Retirement Plan Services	41	39	110	120
Other Operations	(38)	(66)	(152)	(191)
Net annuity product features, pre-tax	(347)	1,203	1,066	1,536
Net life insurance product features, pre-tax (2)	(132)	248	(277)	390
Credit loss-related adjustments, pre-tax	(88)	(25)	(123)	(50)
Investment gains (losses), pre-tax (3)	(57)	(1,091)	(317)	(4,228)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (4)	(416)	190	(326)	251
GLB rider fees ceded to LNBAR, pre-tax	(242)	(227)	(703)	(694)
Gains (losses) on other non-financial assets - sale of
subsidiaries/businesses, pre-tax (5)	–	–	481	–
Other items, pre-tax (6) (7) (8) (9)	(19)	(10)	(113)	(23)
Income tax benefit (expense) related to the
above pre-tax items	276	(51)	39	600
Net income (loss)	$(600)	$315	$818	$(1,569)

(1)    The prior period presentation has been recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes $162 million and $580 million for the three and nine months ended September 30, 2023, respectively, related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(3)    The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(4)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(5)    For information on the sale of the wealth management business, see Note 1.
(6)    Includes certain legal accruals of $(10) million in the third quarter of 2023 and $(3) million in the first quarter of 2024.
(7)    Includes severance expense related to initiatives that realign the workforce of $(3) million, $(3) million, $(49) million, $(7) million and $(16) million in the first quarter of 2023, second quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(8)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(9) million, $(1) million, $(10) million, $(16) million and $(2) million for the second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(9)    Includes deferred compensation mark-to-market adjustment of $7 million, $(5) million, $1 million, $(9) million and $(1) million in the first quarter of 2023, second quarter of 2023, third quarter of 2023, first quarter of 2024 and third quarter of 2024, respectively.

Comparison of the Three Months Ended September 30, 2024 to 2023

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2024 compared to gain in 2023, driven by unfavorable changes in interest rates in 2024 compared to favorable changes in 2023, partially offset by favorable changes in equity markets in 2024 compared to unfavorable changes in 2023, driving MRB-related impacts.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 compared to favorable changes in 2023, driven by changes in the fair value of reinsurance-related embedded derivatives due primarily to the second quarter 2024 reinsurance transaction and the impact of capital markets.
•Loss in net life insurance product features in 2024 compared to gain in 2023 driven by mark-to-market losses on hedges associated with VUL products and less favorable benefit ratio impacts as a result of the fourth quarter 2023 reinsurance transaction.
•Higher credit loss-related adjustments on mortgage loans on real estate and fixed maturity AFS securities.

The decrease in net income was partially offset by the following:

•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Favorable impact from our annual assumption review in 2024 compared to unfavorable impact in 2023.
•Growth in average account balances.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Net income increased due primarily to the following:

•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Gain on other non-financial assets due to the sale of the wealth management business in the second quarter of 2024.
•Favorable impact from our annual assumption review in 2024 compared to unfavorable impact in 2023.
•Growth in average account balances.

The increase in net income was partially offset by the following:

•Loss in net life insurance product features in 2024 compared to gain in 2023 driven by less favorable benefit ratio impacts as a result of the fourth quarter 2023 reinsurance transaction and mark-to-market losses on hedges associated with VUL products.
•Lower gain in net annuity product features driven by less favorable changes in interest rates, partially offset by more favorable changes in equity markets, driving MRB-related impacts.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 compared to favorable changes in 2023, driven by changes in the fair value of reinsurance-related embedded derivatives due primarily to the second quarter 2024 reinsurance transaction and the impact of capital markets.
•Higher credit loss-related adjustments on mortgage loans on real estate and fixed maturity AFS securities.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$38	$24	$98	$116
Fee income	548	512	1,620	1,508
Net investment income	493	472	1,434	1,351
Other revenues (2)	22	87	269	261
Total operating revenues	1,101	1,095	3,421	3,236
Operating Expenses
Benefits (1)	37	43	102	175
Interest credited	400	331	1,130	915
Policyholder liability remeasurement (gain) loss	(1)	19	1	17
Commissions and other expenses	399	493	1,351	1,449
Total operating expenses	835	886	2,584	2,556
Income (loss) from operations before taxes	266	209	837	680
Federal income tax expense (benefit)	39	19	135	54
Income (loss) from operations	$227	$190	$702	$626

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. On May 6, 2024, LNC closed the previously announced sale of the wealth management business. See Note 1 for more information.

Comparison of the Three and Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account balances.
•Lower policyholder liability remeasurement loss driven by the impact from our annual assumption review.

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

The increase in income from operations for the nine months ended September 30, 2024, was also partially offset by higher federal income tax expense due to the separate account dividends-received deduction in the first quarter of 2024.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and nine months ended September 30, 2024, and 9% for the corresponding periods in 2023.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$250	$239	$863	$697
Fee income	494	729	1,506	2,236
Net investment income	453	652	1,272	1,964
Other revenues	52	7	107	23
Total operating revenues	1,249	1,627	3,748	4,920
Operating Expenses
Benefits	579	1,026	1,959	3,090
Interest credited	229	321	677	965
Policyholder liability remeasurement (gain) loss	(29)	180	46	181
Commissions and other expenses	308	301	881	899
Total operating expenses	1,087	1,828	3,563	5,135
Income (loss) from operations before taxes	162	(201)	185	(215)
Federal income tax expense (benefit)	29	(49)	25	(63)
Income (loss) from operations	$133	$(152)	$160	$(152)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and the impact from our annual assumption review.
•Higher other revenues driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction, partially offset by higher investment income on alternative investments.

Additionally, for the nine months ended September 30, 2024, the increase in income from operations was driven by lower commissions and other expenses driven by expense management.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums	$1,270	$1,251	$(639)	$3,765
Net investment income	80	83	253	252
Other revenues (1)	3	53	113	157
Total operating revenues	1,353	1,387	(273)	4,174
Operating Expenses
Benefits	954	979	(1,475)	3,036
Interest credited	1	1	3	4
Policyholder liability remeasurement (gain) loss	(31)	(39)	(222)	(260)
Commissions and other expenses	350	361	1,078	1,083
Total operating expenses	1,274	1,302	(616)	3,863
Income (loss) from operations before taxes	79	85	343	311
Federal income tax expense (benefit)	17	18	72	65
Income (loss) from operations	$62	$67	$271	$246

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and the ceded net investment income related to the second quarter 2024 reinsurance transaction. For more information on the reinsurance transaction, see “Additional Information” below.

Comparison of the Three Months Ended September 30, 2024 to 2023

Income from operations for this segment decreased due primarily to lower other revenues driven by the net settlement related to the second quarter 2024 reinsurance transaction.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in business in force, partially offset by the reduction in insurance premiums due to the second quarter 2024 reinsurance transaction.
•Lower benefits, net of policyholder liability remeasurement gain, due to the second quarter 2024 reinsurance transaction and lower incidence in our life business, partially offset by the impact from our annual assumption review.
•Lower commissions and other expenses due to the second quarter 2024 reinsurance transaction, partially offset by higher incentive compensation as a result of production performance.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to:

•Lower benefits, net of policyholder liability remeasurement gain, due to the second quarter 2024 reinsurance transaction, partially offset by growth in business in force and the impact from our annual assumption review.

•Lower commissions and other expenses due to the second quarter 2024 reinsurance transaction, partially offset by higher incentive compensation as a result of production performance.

The increase in income from operations was partially offset by the following:

•Lower insurance premiums due to the second quarter 2024 reinsurance transaction, partially offset by growth in business force.
•Lower other revenues due to the net settlement related to the second quarter 2024 reinsurance transaction.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE to reinsure liabilities under certain blocks of in-force group protection products. Insurance premiums and benefits for the nine months ended September 30, 2024, reflect day one impacts of $4.5 billion attributable to the reinsurance agreement that had no income (loss) from operations effect. See Note 7 for more information.

Our total loss ratio for the three and nine months ended September 30, 2024, not including the day one impact of the second quarter 2024 reinsurance agreement discussed above, was 72.8% and 72.6%, respectively, compared to 75.2% and 73.8%, for the corresponding periods in 2023.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Fee income	$72	$64	$211	$190
Net investment income	251	247	736	754
Other revenues (1)	8	10	24	28
Total operating revenues	331	321	971	972
Operating Expenses
Interest credited	170	165	505	501
Commissions and other expenses	116	111	343	330
Total operating expenses	286	276	848	831
Income (loss) from operations before taxes	45	45	123	141
Federal income tax expense (benefit)	4	6	13	21
Income (loss) from operations	$41	$39	$110	$120

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account balances.
•Lower federal income tax expense due to favorable tax return true-ups.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily variable account balances.
•Lower net investment income, net of interest credited, driven by an increase in crediting rates.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower average fixed account balances and an increase in crediting rates.
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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% for the three and nine months ended September 30, 2024, and 12% for the corresponding periods in 2023.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 13% and 16% as of September 30, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Operating Revenues
Insurance premiums (2)	$–	$–	$–	$3
Net investment income (3)	29	30	65	83
Other revenues (4)	26	2	49	20
Total operating revenues	55	32	114	106
Operating Expenses
Benefits	3	16	3	53
Interest credited	8	9	26	27
Policyholder liability remeasurement (gain) loss	–	(5)	–	(3)
Other expenses	47	49	130	130
Interest and debt expense	46	49	142	142
Total operating expenses	104	118	301	349
Income (loss) from operations before taxes	(49)	(86)	(187)	(243)
Federal income tax expense (benefit)	(11)	(20)	(35)	(52)
Income (loss) from operations	$(38)	$(66)	$(152)	$(191)

(1)    Prior period amounts have been recast to conform to our revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(3)    Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.
(4)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended September 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the three months ended September 30, 2024, compared to a decrease during the corresponding period in 2023.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the nine months ended September 30, 2024, compared to a less significant increase during the corresponding period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. When considering our liquidity, it is important to distinguish between our needs, the needs of Lincoln Life & Annuity Company of New York (“LLANY”) and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our or LLANY’s capital position.

Reductions to our or LLANY’s capital position may cause us to retain more capital, which may pressure our ability to receive dividends from LLANY or pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we and LLANY have appropriate capital to operate our business in accordance with our strategy.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(1.8) billion and $271 million for the nine months ended September 30, 2024 and 2023, respectively. We paid cash dividends to LNC of $125 million and $320 million during the three and nine months ended September 30, 2024, respectively, compared to $105 million and $365 million for the corresponding periods in 2023. During the second quarter of 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We also received dividends from our subsidiaries of $102 million and $358 million during the three and nine months ended September 30, 2024, respectively, compared to $76 million and $341 million for the corresponding periods in 2023.

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

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance subsidiaries and LNBAR provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 14 in our 2023 Form 10-K. Our captive reinsurance subsidiaries and LNBAR have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries, see Note 5 in our 2023 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.

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

On May 6, 2024, LNC closed the previously announced sale of all of the ownership interests in the subsidiaries of LNC that comprised its wealth management business, including our subsidiary Lincoln Financial Advisors Corporation, to Osaic Holdings, Inc. For more information on the sale of the wealth management business, see Note 1.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we participate in an inter-company cash management program between LNC and its participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of September 30, 2024, we had a net receivable balance of $2.1 billion due from certain affiliates in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.0 billion. As of September 30, 2024, LNL had outstanding borrowings of $3.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

We and LNBAR had access to $2.75 billion of committed repurchase facilities, of which $25 million was utilized as of September 30, 2024. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs. As of September 30, 2024, we had securities pledged under securities lending agreements with a carrying value of $185 million. The cash received in our securities lending programs is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2024, we were in a net collateral payable position of $7.1 billion compared to $4.9 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to return collateral to counterparties or post collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a $500 million liquidity facility that is contingent upon interest rates and the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K. Alternative liquidity sources include uncommitted repurchase agreements and selling highly liquid assets in the general account. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2023 Form 10-K for information on our financial strength ratings.

If our current financial strength ratings were downgraded in the future, terms in our derivative agreements and/or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if our financial strength ratings drop below BBB-/Baa3 (S&P Global Ratings (“S&P”)/Moody’s Investor Service (“Moody’s”)). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or our financial strength ratings drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

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

Existence of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the interim period ended June 30, 2024, management identified a material weakness in our internal controls over financial reporting related to the design of the Company’s controls over the calculation of amounts pertaining to certain affiliate reinsurance treaties. Specifically, controls were not designed to review the accuracy of system code changes and to ensure the data used to record ceded premiums and claims for certain affiliate reinsurance treaties was complete, accurate, and in accordance with the contractual terms of the treaties. The material weakness in our internal controls over financial reporting did not result in a material misstatement to the Company’s previously issued consolidated financial statements but did result in immaterial out-of-period adjustments to ceded premiums and claims for the interim period ended September 30, 2024. Affiliate transactions eliminate in consolidation for purposes of reporting and disclosure for our Parent Company, LNC, and therefore, this control assessment is not applicable to and has no effect on LNC’s consolidated financial statements.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2024.

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

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

Except as noted above with the respect to the identification and implementation of remediating controls with respect to the material weakness, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 and the quarter ended June 30, 2024 (“Second Quarter 2024 Form 10-Q”). On September 4, 2024, the court granted preliminary approval of the provisional settlement, which is still subject to final approval.

Reference is made to Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our Second Quarter 2024 Form 10-Q. The trial of this matter began in October 2024 and is scheduled to continue in November 2024.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 89, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2024

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 7, 2024	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)