Form 10-Q
period 2025-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2025-05-15
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 15, 2025, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $89,604; 2024 - $88,978; allowance for credit losses: 2025 - $73; 2024 - $46)	$83,110	$81,900
Trading securities	1,969	2,005
Equity securities	340	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $232; 2024 - $232)	21,417	20,940
Policy loans	2,519	2,465
Derivative investments	7,704	9,512
Other investments	6,345	6,272
Total investments	123,404	123,388
Cash and invested cash	3,009	4,505
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,475	12,426
Reinsurance recoverables, net of allowance for credit losses	48,485	48,943
Deposit assets, net of allowance for credit losses	30,752	30,537
Market risk benefit assets	4,157	4,860
Accrued investment income	1,010	993
Goodwill	1,144	1,144
Other assets	10,464	10,192
Separate account assets	162,506	168,438
Total assets	$397,406	$405,426
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$124,892	$125,818
Future contract benefits	40,908	40,002
Funds withheld reinsurance liabilities	27,023	26,810
Market risk benefit liabilities	1,306	1,046
Deferred front-end loads	6,930	6,750
Payables for collateral on investments	8,158	9,876
Short-term debt	185	24
Long-term debt	2,155	2,173
Other liabilities	13,052	13,977
Separate account liabilities	162,506	168,438
Total liabilities	387,115	394,914

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	13,039	13,015
Retained earnings (deficit)	(842)	(173)
Accumulated other comprehensive income (loss)	(1,906)	(2,330)
Total stockholder’s equity	10,291	10,512
Total liabilities and stockholder’s equity	$397,406	$405,426

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Insurance premiums	$1,627	$1,531
Fee income	1,129	1,110
Net investment income	1,341	1,224
Realized gain (loss)	(248)	(57)
Other revenues	88	248
Total revenues	3,937	4,056
Expenses
Benefits	1,769	1,739
Interest credited	823	752
Market risk benefit (gain) loss	618	(697)
Policyholder liability remeasurement (gain) loss	(25)	(11)
Commissions and other expenses	1,303	1,402
Interest and debt expense	40	48
Total expenses	4,528	3,233
Income (loss) before taxes	(591)	823
Federal income tax expense (benefit)	(152)	166
Net income (loss)	(439)	657
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	185	533
Market risk benefit non-performance risk gain (loss)	318	(464)
Policyholder liability discount rate remeasurement gain (loss)	(79)	105
Total other comprehensive income (loss), net of tax	424	174
Comprehensive income (loss)	$(15)	$831

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Common Stock
Balance as of beginning-of-year	$13,015	$12,961
Stock compensation/issued for benefit plans	24	17
Balance as of end-of-period	13,039	12,978

Retained Earnings (Deficit)
Balance as of beginning-of-year	(173)	(869)
Net income (loss)	(439)	657
Dividends paid to Lincoln National Corporation	(230)	(180)
Balance as of end-of-period	(842)	(392)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(2,330)	(1,585)
Other comprehensive income (loss), net of tax	424	174
Balance as of end-of-period	(1,906)	(1,411)
Total stockholder’s equity as of end-of-period	$10,291	$11,175

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(439)	$657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	248	57
Market risk benefit (gain) loss	618	(697)
Sales and maturities (purchases) of trading securities, net	58	110
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	147	191
Accrued investment income	(14)	11
Insurance liabilities and reinsurance-related balances	19	(724)
Accrued expenses	(214)	(196)
Federal income tax accruals	(152)	166
Cash management agreement	(124)	(324)
Other	(404)	(717)
Net cash provided by (used in) operating activities	(257)	(1,466)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,725)	(2,419)
Sales of available-for-sale securities and equity securities	217	774
Maturities of available-for-sale securities	2,674	1,632
Purchases of alternative investments	(388)	(312)
Sales and repayments of alternative investments	192	19
Issuance of mortgage loans on real estate	(919)	(571)
Repayment and maturities of mortgage loans on real estate	502	267
Repayment (issuance) of policy loans, net	(54)	(2)
Net change in collateral on investments, certain derivatives and related settlements	(815)	2,149
Other	(67)	3
Net cash provided by (used in) investing activities	(2,383)	1,540
Cash Flows from Financing Activities
Issuance (payment) of short-term debt	161	441
Payment related to sale-leaseback transactions	(2)	(4)
Payment related to certain financing arrangements	(14)	(16)
Policyholder account balances:
Deposits	4,431	3,599
Withdrawals	(3,123)	(3,206)
Transfers from (to) separate accounts, net	(73)	(90)
Common stock issued for benefit plans	(6)	(4)
Dividends paid to Lincoln National Corporation	(230)	(180)
Net cash provided by (used in) financing activities	1,144	540
Net increase (decrease) in cash, invested cash and restricted cash	(1,496)	614
Cash, invested cash and restricted cash as of beginning-of-year	4,505	3,193
Cash, invested cash and restricted cash as of end-of-period	$3,009	$3,807
See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Basis of Presentation

Nature of Operations

The Lincoln National Life Insurance Company (“LNL” or the “Company,” which also may be referred to as “we,” “our” or “us”), a wholly owned subsidiary of Lincoln National Corporation (“LNC” or the “Parent Company”), is domiciled in the state of Indiana. We own 100% of the outstanding common stock of one insurance company subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”). We also own several non-insurance companies, including Lincoln Financial Distributors, our wholesale distributor. LNL is licensed and sells its products throughout the U.S. and several U.S. territories. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 15.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2024 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by business segment as follows:

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
We adopted this ASU on the applicable effective dates, incorporating the required disclosures in Note 15 to the consolidated financial statements, along with retrospectively updating the applicable tabular disclosures.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new ASUs that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.	January 1, 2025 (Annual Filings)	We are evaluating the impact of this ASU to disclosures within the Federal Income Taxes Note to the consolidated financial statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,038	$628	$6,344	$23	$62,299
U.S. government bonds	565	5	33	–	537
State and municipal bonds	2,337	34	249	–	2,122
Foreign government bonds	277	12	54	–	235
RMBS	1,890	29	133	6	1,780
CMBS	1,857	8	119	–	1,746
ABS	14,395	110	331	43	14,131
Hybrid and redeemable preferred securities	245	25	9	1	260
Total fixed maturity AFS securities	$89,604	$851	$7,272	$73	$83,110

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$67,991	$560	$6,704	$14	$61,833
U.S. government bonds	427	3	40	–	390
State and municipal bonds	2,391	27	270	–	2,148
Foreign government bonds	277	12	56	–	233
RMBS	1,849	23	162	7	1,703
CMBS	1,713	5	135	–	1,583
ABS	14,103	99	409	24	13,769
Hybrid and redeemable preferred securities	227	25	10	1	241
Total fixed maturity AFS securities	$88,978	$754	$7,786	$46	$81,900

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,308	$4,288
Due after one year through five years	18,599	18,191
Due after five years through ten years	13,675	12,961
Due after ten years	34,880	30,013
Subtotal	71,462	65,453
Structured securities (RMBS, CMBS, ABS)	18,142	17,657
Total fixed maturity AFS securities	$89,604	$83,110

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$15,046	$1,251	$28,698	$5,093	$43,744	$6,344
U.S. government bonds	54	1	230	32	284	33
State and municipal bonds	497	56	727	193	1,224	249
Foreign government bonds	29	4	119	50	148	54
RMBS	493	15	749	118	1,242	133
CMBS	490	25	785	94	1,275	119
ABS	3,719	85	3,521	246	7,240	331
Hybrid and redeemable
preferred securities	18	1	92	8	110	9
Total fixed maturity AFS securities	$20,346	$1,438	$34,921	$5,834	$55,267	$7,272

Total number of fixed maturity AFS securities in an unrealized loss position						6,492

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,388	$1,290	$29,045	$5,414	$45,433	$6,704
U.S. government bonds	85	3	224	37	309	40
State and municipal bonds	652	61	721	209	1,373	270
Foreign government bonds	29	5	118	51	147	56
RMBS	658	29	724	133	1,382	162
CMBS	475	29	777	106	1,252	135
ABS	2,801	106	3,826	303	6,627	409
Hybrid and redeemable
preferred securities	18	1	93	9	111	10
Total fixed maturity AFS securities	$21,106	$1,524	$35,528	$6,262	$56,634	$7,786

Total number of fixed maturity AFS securities in an unrealized loss position						6,645

(1) As of March 31, 2025, and December 31, 2024, we recognized $12 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,967	$872	502
Six months or greater, but less than nine months	1,528	495	317
Nine months or greater, but less than twelve months	363	184	201
Twelve months or greater	4,245	2,074	728
Total	$9,103	$3,625	1,748

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,209	$1,556	780
Six months or greater, but less than nine months	365	195	209
Nine months or greater, but less than twelve months	71	28	36
Twelve months or greater	4,305	2,142	734
Total	$9,950	$3,921	1,759

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $514 million for the three months ended March 31, 2025. As discussed further below, we do not believe the unrealized loss position as of March 31, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and a fair value of $2.6 billion and $2.7 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended March 31, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	7	–	7	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	2	(1)	12	–	13
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$23	$6	$43	$1	$73

	For the Three Months Ended March 31, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	–	–	1
Additions (reductions) for securities for which
credit losses were previously recognized	2	–	–	–	2
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$10	$6	$4	$1	$21

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $802 million and $847 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $5 million and zero for the three months ended March 31, 2025 and 2024, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,460	$3,795	$21,255	$17,424	$3,387	$20,811
30 to 59 days past due	13	84	97	6	71	77
60 to 89 days past due	3	26	29	–	33	33
90 or more days past due	31	104	135	35	90	125
Allowance for credit losses	(97)	(56)	(153)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	91	86	(6)	83	77
Mark-to-market gains (losses) (1)	(32)	–	(32)	(31)	–	(31)
Total carrying value	$17,373	$4,044	$21,417	$17,329	$3,611	$20,940

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of March 31, 2025, and December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of March 31, 2025, and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. See Note 12 for additional information.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of March 31, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$1	$4
Residential mortgage loans on real estate	106	92
Total	$107	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$267	1.63	$18	1.33	$–	–	$285
2024	1,551	1.73	74	1.42	1	1.69	1,626
2023	1,316	1.75	39	1.37	2	1.51	1,357
2022	1,714	2.06	88	1.52	8	1.24	1,810
2021	2,229	3.21	46	1.73	9	1.26	2,284
2020 and prior	10,013	2.47	114	1.56	13	1.13	10,140
Total	$17,090		$379		$33		$17,502

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,317	1.77	44	1.36	–	–	1,361
2022	1,721	2.11	94	1.55	4	1.30	1,819
2021	2,249	3.49	47	1.52	–	–	2,296
2020	1,158	3.33	4	1.53	–	–	1,162
2019 and prior	9,056	2.38	126	1.58	8	1.30	9,190
Total	$17,049		$398		$12		$17,459

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$167	$–	$167
2024	2,223	29	2,252
2023	495	19	514
2022	471	31	502
2021	415	12	427
2020 and prior	223	15	238
Total	$3,994	$106	$4,100

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended March 31, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$56	$153

	For the Three Months Ended March 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$84	$31	$115

(1) We recognized less than $1 million and $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2025 and 2024, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $101 million and $69 million as of March 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2025, and December 31, 2024, alternative investments included investments in 351 different partnerships and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(9)	$(2)
RMBS	1	–
ABS	(19)	–
Total credit loss benefit (expense)	$(27)	$(2)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$5,434	$5,434	$7,069	$7,069
Securities pledged under securities lending agreements (2)	167	161	157	151
Securities pledged under repurchase agreements (3)	57	59	–	–
Investments pledged for FHLBI (4)	2,500	3,480	2,650	3,657
Total payables for collateral on investments	$8,158	$9,134	$9,876	$10,877

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
(3) Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on the Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in cash and invested cash or fixed maturity AFS securities.
(4) Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Collateral payable for derivative investments	$(1,635)	$1,594
Securities pledged under securities
lending agreements	10	78
Securities pledged under repurchase agreements	57	–
Investments pledged for FHLBI	(150)	250
Total increase (decrease) in payables for
collateral on investments	$(1,718)	$1,922

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$157	$–	$–	$–	$157
Equity securities	10	–	–	–	10
Total gross secured borrowings	$167	$–	$–	$–	$167

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.2 billion, and we had re-pledged $64 million of this collateral to cover our collateral requirements.

We had not pledged any fixed maturity AFS securities to derivative counterparties as of March 31, 2025.

Investment Commitments

As of March 31, 2025, our investment commitments were $4.6 billion, which included $3.5 billion of limited partnerships (“LPs”), $828 million of mortgage loans on real estate and $275 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2025, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.3 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.1 billion and $16.2 billion, respectively, or 13% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $10.9 billion and $10.7 billion, respectively, or 9% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.3 billion and $5.1 billion as of March 31, 2025, and December 31, 2024, respectively.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our annuity, life insurance and retirement products.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$677	$9	$6	$632	$2	$16
Foreign currency contracts (1)	4,805	552	44	4,738	556	44
Total cash flow hedges	5,482	561	50	5,370	558	60
Fair value hedges:
Interest rate contracts (1)	435	2	21	435	8	16
Foreign currency contracts (1)	25	–	–	25	1	–
Total fair value hedges	460	2	21	460	9	16
Non-Qualifying Hedges
Interest rate contracts (1)	81,364	40	334	75,445	63	439
Foreign currency contracts (1)	332	23	2	348	30	2
Equity market contracts (1)	167,994	10,477	3,081	191,171	13,072	3,879
Credit contracts (1)	242	–	–	57	–	–
LPR ceded derivative (2)	–	190	–	–	190	–
Embedded derivatives:
Reinsurance-related (3)	–	586	–	–	728	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	1,918	10,807	–	1,970	12,449
Total derivative instruments	$255,874	$13,797	$14,295	$272,851	$16,620	$16,845

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$12,810	$18,418	$23,981	$27,267	$–	$82,476
Foreign currency contracts (2)	199	1,292	1,776	1,853	42	5,162
Equity market contracts	126,869	30,374	8,696	7	2,048	167,994
Credit contracts	–	172	70	–	–	242
Total derivative instruments with
notional amounts	$139,878	$50,256	$34,523	$29,127	$2,090	$255,874

(1) As of March 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 7, 2027.
(2) As of March 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$497	$484	$19	$7

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	13	9
Foreign currency contracts	168	(25)
Change in foreign currency exchange rate adjustment	(153)	101
Income tax benefit (expense)	(6)	(18)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	15
Foreign currency contracts (2)	3	–
Income tax benefit (expense)	(4)	(3)
Balance as of end-of-period	$410	$304

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(248)	$1,341	$1,769	$(57)	$1,224	$1,739

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	11	–	–	(18)	–
Derivatives designated as hedging
instruments	–	(11)	–	–	18	–
Foreign currency contracts:
Hedged items	–	1	–	–	(1)	–
Derivatives designated as hedging
instruments	–	(1)	–	–	1	–
Gain or (loss) on cash flow hedging
relationships:
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	3	15	–	–	15	–

Non-Qualifying Hedges
Interest rate contracts	82	–	–	(163)	–	–
Foreign currency contracts	(1)	–	–	–	–	–
Equity market contracts	(1,109)	–	–	2,135	–	–
Credit contracts	1	–	–	–	–	–
LPR ceded derivative	–	–	–	–	–	5
Embedded derivatives:
Reinsurance-related	(195)	–	–	49	–	–
RILA, fixed indexed annuity and IUL
contracts	1,624	–	–	(1,642)	–	–

As of March 31, 2025, $61 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2025, and December 31, 2024, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2025		As of December 31, 2024
S&P Credit Rating of Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
AA-	$3,283	$(1)	$4,006	$(2)
A+	1,648	(28)	2,354	(89)
A	32	–	47	–
A-	449	–	632	–
Total cash collateral	$5,412	$(29)	$7,039	$(91)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$11,003	$2,504	$13,507
Gross amounts offset	(3,299)	–	(3,299)
Net amount of assets	7,704	2,504	10,208
Gross amounts not offset:
Cash collateral	(5,412)	–	(5,412)
Non-cash collateral (1)	(2,292)	–	(2,292)
Net amount	$–	$2,504	$2,504

Financial Liabilities
Gross amount of recognized liabilities	189	10,807	10,996
Gross amounts offset	(100)	–	(100)
Net amount of liabilities	89	10,807	10,896
Gross amounts not offset:
Cash collateral	(29)	–	(29)
Non-cash collateral	(58)	–	(58)
Net amount	$2	$10,807	$10,809

(1) Excludes excess non-cash collateral received of $920 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2025	As of December 31, 2024

DAC, VOBA and DSI
Variable Annuities	$4,137	$4,104
Fixed Annuities	416	423
Traditional Life	1,313	1,329
UL and Other	6,147	6,146
Group Protection	168	136
Retirement Plan Services	292	288
Other Operations	2	–
Total DAC, VOBA and DSI	$12,475	$12,426

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2025	As of December 31, 2024

DFEL
Variable Annuities	$290	$293
UL and Other	6,587	6,406
Other Operations (1)	53	51
Total DFEL	$6,930	$6,750

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $53 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	–	–	13	–
Deferrals	135	11	22	87	33	5
Amortization	(99)	(16)	(36)	(77)	(14)	(5)
Balance as of end-of-period	$3,995	$388	$1,280	$5,764	$168	$246

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	–	–
Deferrals	89	9	32	100	30	5
Amortization	(92)	(16)	(36)	(75)	(26)	(5)
Balance as of end-of-period	$3,865	$414	$1,328	$5,661	$158	$244

DAC amortization expense of $247 million and $250 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Amortization	–	(2)	(9)
Balance as of end-of-period	$13	$33	$357

	For the Three Months Ended March 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Amortization	(1)	(2)	(9)
Balance as of end-of-period	$14	$40	$393

VOBA amortization expense of $11 million and $12 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	–	–	–	4
Amortization	(3)	(2)	–	–
Balance as of end-of-period	$142	$15	$26	$46

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	–	–	1	8
Amortization	(3)	(1)	(1)	–
Balance as of end-of-period	$154	$19	$28	$34

DSI amortization expense of $5 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$293	$6,406	$300	$5,579
Deferrals	4	279	5	267
Amortization	(7)	(98)	(7)	(68)
Balance as of end-of-period	290	6,587	298	5,778
Less: Ceded DFEL	–	2,456	–	2,303
Balance as of end-of-period, net of reinsurance	$290	$4,131	$298	$3,475

DFEL amortization of $105 million and $75 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively.

7. Reinsurance

LPINE

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection and fixed annuity products.

This agreement is structured as coinsurance with funds withheld. As significant insurance risk was transferred for the group protection block, amounts recoverable from LPINE were $3.5 billion and $3.7 billion as of March 31, 2025 and December 31, 2024, respectively. We reported a deferred loss of $9 million and $14 million as of March 31, 2025, and December 31, 2024, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $7.9 billion as of March 31, 2025, and December 31, 2024. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $11.5 billion in support of reserves associated with the LPINE transaction in a funds withheld arrangement as of March 31, 2025, and December 31, 2024, which consisted of the following (in millions):

	As of March 31, 2025	As of December 31, 2024

Fixed maturity AFS securities	$9,304	$9,287
Mortgage loans on real estate	1,924	1,941
Derivative instruments	131	190
Accrued investment income	101	97
Total	$11,460	$11,515

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.0 billion and $14.2 billion as of March 31, 2025, and December 31, 2024, respectively. We reported a deferred gain on the transaction of $4.0 billion and $4.1 billion as of March 31, 2025, and December 31, 2024, respectively. We amortized $45 million and $43 million of the deferred gain during the three months ended March 31, 2025 and 2024, respectively. We held other investments and cash and invested cash with a carrying value of $1.5 billion and $1.4 billion as of March 31, 2025, and December 31, 2024, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $12.2 billion as of March 31, 2025, and December 31, 2024.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of March 31, 2025, and December 31, 2024.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of March 31, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.6 billion as of March 31, 2025, and December 31, 2024. We amortized $23 million and $22 million of the deferred loss during the three months ended March 31, 2025 and 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.8 billion and $3.0 billion as of March 31, 2025, and December 31, 2024, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,041	$1,165	$(2,876)	$4,737	$933	$(3,804)
Fixed Annuities	73	137	64	78	110	32
Retirement Plan Services	43	4	(39)	45	3	(42)
Total MRBs	$4,157	$1,306	$(2,851)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2025			As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	5	–	–	3	–	–
Attributed fees collected	373	8	1	380	9	2
Benefit payments	(6)	–	–	(11)	–	–
Effect of changes in interest rates	396	39	1	(1,081)	(17)	(6)
Effect of changes in equity markets	456	2	2	(1,343)	(11)	(4)
Effect of changes in equity index volatility	31	–	–	4	(2)	–
In-force updates and other changes in MRBs (1)	59	(2)	1	51	1	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,337)	112	(37)	(2,878)	70	(33)
Effect of cumulative changes in
non-performance risk	(539)	(48)	(2)	(726)	(43)	(2)
Balance as of end-of-period	(2,876)	64	(39)	(3,604)	27	(35)
Less: Ceded MRB assets (liabilities)	(1,990)	–	(11)	(2,194)	–	(8)
Balance as of end-of-period, net of reinsurance	$(886)	$64	$(28)	$(1,410)	$27	$(27)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (2)	$2,518	$255	$4	$2,056	$210	$3

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts	$161,823	$167,759
Exchange-traded funds	249	336
Fixed maturity AFS securities	168	161
Cash and invested cash	77	12
Other investments	189	170
Total separate account assets	$162,506	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Variable Annuities	$113,635	$117,998
UL and Other	28,106	28,841
Retirement Plan Services	20,708	21,541
Other Operations (1)	57	58
Total separate account liabilities	$162,506	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($47 million and $49 million as of March 31, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2025			As of or For the Three Months Ended March 31, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	1,557	353	627	904	358	570
Withdrawals	(3,915)	(204)	(902)	(3,208)	(103)	(732)
Policyholder assessments	(656)	(246)	(46)	(648)	(246)	(44)
Change in market performance	(1,798)	(624)	(478)	7,503	1,885	1,475
Net transfers from (to) general account	449	(14)	(34)	269	(37)	18
Balance as of end-of-period	$113,635	$28,106	$20,708	$118,176	$27,007	$20,986

Cash surrender value	$112,239	$23,577	$20,695	$116,771	$24,606	$20,971

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Variable Annuities	$34,370	$35,267
Fixed Annuities	26,018	25,941
UL and Other	35,871	36,242
Retirement Plan Services	23,479	23,619
Other (1)	5,154	4,749
Total policyholder account balances	$124,892	$125,818

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.3 billion and $4.4 billion as of March 31, 2025, and December 31, 2024, respectively) and funding agreements, that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	1,369	873	862	811
Withdrawals	(612)	(946)	(440)	(1,330)
Policyholder assessments	–	(15)	(1,094)	(4)
Net transfers from (to) separate account	(287)	–	14	211
Interest credited	199	210	352	172
Change in fair value of embedded derivative
instruments and other	(1,566)	(45)	(65)	–
Balance as of end-of-period	$34,370	$26,018	$35,871	$23,479

Weighted-average crediting rate	2.3%	3.2%	3.9%	2.9%
Net amount at risk (1)(2)	$2,518	$255	$297,567	$4
Cash surrender value	33,108	24,914	31,648	23,443

	As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	973	972	847	790
Withdrawals	(224)	(1,409)	(356)	(1,203)
Policyholder assessments	–	(17)	(1,112)	(3)
Net transfers from (to) separate account	(178)	–	38	50
Interest credited	158	183	360	168
Change in fair value of embedded derivative
instruments and other	1,538	78	61	–
Balance as of end-of-period	$31,408	$25,137	$36,622	$23,586

Weighted-average crediting rate	2.1%	2.9%	3.9%	2.8%
Net amount at risk (1)(2)	$2,056	$210	$299,063	$3
Cash surrender value	30,228	24,114	32,282	23,560

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

Funding Agreements

FABN Program

We established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. Funding agreements issued to the Trust are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss). We had funding agreements issued under the program of $500 million as of March 31, 2025, compared to none as of December 31, 2024.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$9	$–	$–	$–	$–	$9
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	495	–	–	–	–	495
3.01% - 4.00%	1,197	–	–	–	–	1,197
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	32,652
Total	$1,711	$–	$–	$–	$7	$34,370

Fixed Annuities
Up to 1.00%	$201	$855	$459	$229	$2,266	$4,010
1.01% - 2.00%	223	202	146	161	5,908	6,640
2.01% - 3.00%	1,499	33	1	2	38	1,573
3.01% - 4.00%	909	–	–	–	–	909
4.01% and above	166	–	–	–	–	166
Other (1)	–	–	–	–	–	12,720
Total	$2,998	$1,090	$606	$392	$8,212	$26,018

UL and Other
Up to 1.00%	$261	$–	$231	$31	$453	$976
1.01% - 2.00%	541	–	–	–	2,976	3,517
2.01% - 3.00%	6,483	9	152	–	–	6,644
3.01% - 4.00%	14,633	–	1	–	–	14,634
4.01% and above	3,525	–	–	–	–	3,525
Other (1)	–	–	–	–	–	6,575
Total	$25,443	$9	$384	$31	$3,429	$35,871

Retirement Plan Services
Up to 1.00%	$573	$312	$725	$3,498	$5,766	$10,874
1.01% - 2.00%	477	996	1,847	451	662	4,433
2.01% - 3.00%	1,680	542	48	18	1	2,289
3.01% - 4.00%	4,194	107	8	11	–	4,320
4.01% and above	1,426	137	–	–	–	1,563
Total	$8,350	$2,094	$2,628	$3,978	$6,429	$23,479

	As of March 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	6	11
2.01% - 3.00%	560	–	–	–	–	560
3.01% - 4.00%	1,319	–	–	–	–	1,319
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	29,509
Total	$1,893	$–	$–	$–	$6	$31,408

Fixed Annuities
Up to 1.00%	$679	$605	$560	$493	$2,466	$4,803
1.01% - 2.00%	360	99	285	500	3,231	4,475
2.01% - 3.00%	1,749	39	5	1	25	1,819
3.01% - 4.00%	891	–	–	–	–	891
4.01% and above	177	–	–	–	–	177
Other (1)	–	–	–	–	–	12,972
Total	$3,856	$743	$850	$994	$5,722	$25,137

UL and Other
Up to 1.00%	$264	$–	$219	$119	$30	$632
1.01% - 2.00%	548	–	–	–	3,208	3,756
2.01% - 3.00%	6,848	10	149	–	–	7,007
3.01% - 4.00%	15,223	–	1	–	–	15,224
4.01% and above	3,722	–	–	–	–	3,722
Other (1)	–	–	–	–	–	6,281
Total	$26,605	$10	$369	$119	$3,238	$36,622

Retirement Plan Services
Up to 1.00%	$437	$500	$740	$3,706	$4,320	$9,703
1.01% - 2.00%	527	1,660	1,413	1,345	14	4,959
2.01% - 3.00%	2,342	21	63	17	1	2,444
3.01% - 4.00%	4,842	31	3	3	–	4,879
4.01% and above	1,458	143	–	–	–	1,601
Total	$9,606	$2,355	$2,219	$5,071	$4,335	$23,586

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life-contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,032	$2,008
Traditional Life (1)	3,566	3,504
Group Protection (2)	5,712	5,628
UL and Other (3)	17,333	16,663
Other Operations (4)	8,954	8,958
Other (5)	3,311	3,241
Total future contract benefits	$40,908	$40,002

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of March 31, 2025, and December 31, 2024) and Swiss Re ($1.7 billion as of March 31, 2025, and December 31, 2024) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

Liability for Future Policy Benefits

The following table summarizes the balances of and changes in the present values of expected net premiums and liability for future policy benefits (“LFPB”) (in millions, except years):

	As of or For the Three Months Ended March 31, 2025		As of or For the Three Months Ended March 31, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,751	$–	$6,084
Less: Effect of cumulative changes in discount
rate assumptions	–	(277)	–	(152)
Beginning balance at original discount rate	–	6,028	–	6,236
Effect of actual variances from expected experience	–	(18)	–	23
Adjusted balance as of beginning-of-year	–	6,010	–	6,259
Issuances	–	64	–	109
Interest accrual	–	61	–	61
Net premiums collected	–	(189)	–	(199)
Flooring impact of LFPB	–	(3)	–	1
Ending balance at original discount rate	–	5,943	–	6,231
Effect of cumulative changes in discount
rate assumptions	–	(197)	–	(257)
Balance as of end-of-period	$–	$5,746	$–	$5,974

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,008	$9,255	$2,084	$9,637
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(446)	(187)	(202)
Beginning balance at original discount rate (1)	2,259	9,701	2,271	9,839
Effect of actual variances from expected experience	(1)	(13)	1	27
Adjusted balance as of beginning-of-year	2,258	9,688	2,272	9,866
Issuances	22	64	15	109
Interest accrual	22	95	22	94
Benefit payments	(49)	(221)	(49)	(191)
Ending balance at original discount rate (1)	2,253	9,626	2,260	9,878
Effect of cumulative changes in discount
rate assumptions	(221)	(314)	(226)	(386)
Balance as of end-of-period	$2,032	$9,312	$2,034	$9,492

Net balance as of end-of-period	$2,032	$3,566	$2,034	$3,518
Less: Reinsurance recoverables	1,491	210	1,572	244
Net balance as of end-of-period, net of reinsurance	$541	$3,356	$462	$3,274

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) Includes deferred profit liability within Payout Annuities of $65 million and $60 million as of March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2025		As of March 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,407	2,032	3,437	2,034
Traditional Life
Expected future gross premiums	13,342	9,091	13,360	9,156
Expected future benefit payments	13,729	9,312	14,148	9,492

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Payout Annuities
Gross premiums	$23	$21
Interest accretion	22	22
Traditional Life
Gross premiums	299	298
Interest accretion	34	33

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	5.2%	5.2%
Traditional Life
Interest accretion rate	4.9%	5.0%
Current discount rate	4.9%	5.0%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of actual variances from expected experience	(72)	(67)
Adjusted beginning-of-year balance	6,106	6,112
New incidence	402	408
Interest	50	48
Benefit payments	(371)	(382)
Ending balance at original discount rate	6,187	6,186
Effect of cumulative changes in discount
rate assumptions	(475)	(546)
Balance as of end-of-period	5,712	5,640
Less: Reinsurance recoverables (1)	3,600	123
Balance as of end-of-period, net of reinsurance	$2,112	$5,517

Weighted-average duration of liability for future
claims (years)	5	5

(1) Increase in reinsurance recoverables driven by the 2024 reinsurance transaction. See Note 7 for additional information.

For the three months ended March 31, 2025, we experienced more favorable reported incidence and claim terminations than assumed.

For the three months ended March 31, 2024, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2025		As of March 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,413	$5,712	$7,296	$5,640

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Group Protection
Gross premiums	$933	$896
Interest accretion	50	48

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
Group Protection
Interest accretion rate	3.4%	3.2%
Current discount rate	4.9%	5.0%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2025	2024
Balance as of beginning-of-year	$16,663	$15,752
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,515)	(853)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,178	16,605
Effect of actual variances from expected experience	22	106
Adjusted beginning-of-year balance	18,200	16,711
Interest accrual	223	203
Net assessments collected	341	324
Benefit payments	(200)	(313)
Balance as of end-of-period, excluding shadow
balance in AOCI	18,564	16,925
Effect of cumulative changes in shadow
balance in AOCI	(1,231)	(1,691)
Balance as of end-of-period	17,333	15,234
Less: Reinsurance recoverables	11,026	9,734
Balance as of end-of-period, net of reinsurance	$6,307	$5,500

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	17

For the three months ended March 31, 2025, we did not have any significantly different actual experience compared to expected.

For the three months ended March 31, 2024, we had unfavorable actual mortality experience compared to expected on reinsured and retained business.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
UL and Other
Gross assessments	$811	$766
Interest accretion	223	203

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
UL and Other
Interest accretion rate	5.4%	5.3%

12. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$55,348	$6,951	$62,299
U.S. government bonds	517	20	–	537
State and municipal bonds	–	2,122	–	2,122
Foreign government bonds	–	235	–	235
RMBS	–	1,761	19	1,780
CMBS	–	1,716	30	1,746
ABS	–	11,500	2,631	14,131
Hybrid and redeemable preferred securities	46	133	81	260
Trading securities	–	1,682	287	1,969
Equity securities	–	311	29	340
Mortgage loans on real estate	–	–	232	232
Derivative investments (1)	–	11,093	10	11,103
Other investments – short-term investments	–	468	15	483
MRB assets	–	–	4,157	4,157
Other assets:
Ceded MRBs	–	–	102	102
Indexed annuity ceded embedded derivatives	–	–	1,918	1,918
LPR ceded derivative	–	–	190	190
Separate account assets	373	162,133	–	162,506
Total assets	$936	$248,522	$16,652	$266,110

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(10,807)	$(10,807)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	678	(92)	586
MRB liabilities	–	–	(1,306)	(1,306)
Other liabilities:
Ceded MRBs	–	–	(2,103)	(2,103)
Derivative liabilities (1)	–	(3,369)	(119)	(3,488)
Total liabilities	$–	$(2,691)	$(14,427)	$(17,118)

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

	For the Three Months Ended March 31, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,025	$(10)	$(3)	$(83)	$22	$6,951
RMBS	12	–	–	7	–	19
CMBS	8	–	–	22	–	30
ABS	2,099	(21)	18	478	57	2,631
Hybrid and redeemable preferred
securities	72	–	–	18	(9)	81
Trading securities	265	1	–	4	17	287
Equity securities	34	(7)	–	2	–	29
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments	23	–	–	(8)	–	15
Other assets:
Ceded MRBs (3)	14	88	–	–	–	102
Indexed annuity ceded embedded
derivatives (4)	1,970	(53)	–	1	–	1,918
LPR ceded derivative (5)	190	–	–	–	–	190
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(12,449)	1,676	–	(34)	–	(10,807)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(33)	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,763)	660	–	–	–	(2,103)
Derivative liabilities	(136)	27	–	–	–	(109)
Total, net	$(3,463)	$2,327	$17	$406	$87	$(626)

	For the Three Months Ended March 31, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$1	$(8)	$310	$(25)	$6,747
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	–	–	12
CMBS	8	–	–	–	–	8
ABS	1,484	1	(2)	201	8	1,692
Hybrid and redeemable preferred
securities	48	–	3	–	–	51
Trading securities	284	–	–	(13)	–	271
Equity securities	42	(3)	–	–	–	39
Mortgage loans on real estate	288	–	1	–	–	289
Derivative investments	36	12	–	4	(51)	1
Other assets:
Ceded MRBs (3)	274	(215)	–	–	–	59
Indexed annuity ceded embedded
derivatives (4)	940	33	–	–	–	973
LPR ceded derivative (5)	206	(5)	–	–	–	201
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(1,677)	–	(142)	–	(10,896)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(25)	–	–	–	(25)
Other liabilities – ceded MRBs (3)	(1,149)	(1,112)	–	–	–	(2,261)
Total, net	$(129)	$(2,990)	$(7)	$360	$(73)	$(2,839)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$250	$(236)	$–	$(97)	$–	$(83)
RMBS	7	–	–	–	–	7
CMBS	22	–	–	–	–	22
ABS	594	–	(10)	(90)	(16)	478
Hybrid and redeemable preferred
securities	20	(2)	–	–	–	18
Trading securities	50	(42)	–	(4)	–	4
Equity securities	3	(1)	–	–	–	2
Mortgage loans on real estate	–	(1)	–	–	–	(1)
Other investments	2	–	(10)	–	–	(8)
Other assets – indexed annuity ceded
embedded derivatives	27	–	–	(26)	–	1
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(233)	–	–	199	–	(34)
Total, net	$742	$(282)	$(20)	$(18)	$(16)	$406

	For the Three Months Ended March 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$536	$(127)	$(2)	$(96)	$(1)	$310
ABS	264	–	–	(63)	–	201
Trading securities	–	(2)	–	(11)	–	(13)
Mortgage loans on real estate	1	(1)	–	–	–	–
Derivative investments	7	–	(3)	–	–	4
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(249)	–	–	107	–	(142)
Total, net	$559	$(130)	$(5)	$(63)	$(1)	$360

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2025	2024
Investments:
Trading securities (1)	$(3)	$–
Equity securities (1)	(6)	(3)
Mortgage loans on real estate (1)	(1)	–
Derivative investments (1)	12	16
MRBs (2)	(624)	686
Other assets – LPR ceded derivative (3)	–	(5)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(33)	(25)
Embedded derivatives – indexed annuity
and IUL contracts (1)	169	241
Total, net	$(486)	$910

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(10)
ABS	16	(1)
Hybrid and redeemable preferred
securities	–	2
Mortgage loans on real estate	2	1
Total, net	$10	$(8)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$–	$22	$19	$(44)	$(25)
State and municipal bonds	–	–	–	–	(5)	(5)
ABS	57	–	57	31	(23)	8
Hybrid and redeemable preferred
securities	–	(9)	(9)	–	–	–
Trading securities	17	–	17	–	–	–
Derivative investments	–	–	–	–	(51)	(51)
Total, net	$96	$(9)	$87	$50	$(123)	$(73)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2025:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$188	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	4.3%	1.8%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	–	2.0%	2.0%
ABS	9	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
Hybrid and redeemable
preferred securities	39	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.1%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,157	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.2%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.3%
Other assets:
Ceded MRBs (11)	102
Indexed annuity
ceded embedded
derivatives	1,918	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	190	Discounted cash flow	Lapse (3)	0.1%		2.0%	(10)
			Non-performance risk (6)	0.3%		2.2%	1.6%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(10,860)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,306)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.2%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.3%
Other liabilities – ceded
MRBs (11)	(2,103)

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$185	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	3.1%	1.7%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.3%	1.3%
Hybrid and redeemable
preferred securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.9%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,860	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other assets:
Ceded MRBs (11)	14
Indexed annuity
ceded embedded
derivatives	1,970	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	190	Discounted cash flow	Lapse (3)	0.1%		2.0%	(10)
			Non-performance risk (6)	0.3%		2.0%	1.4%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(12,402)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,046)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other liabilities – ceded
MRBs (11)	(2,763)

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
(11) The fair value inputs for ceded MRBs are consistent with those used to value MRB assets and liabilities.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2025	2024
Fair value	$232	$232
Aggregate contractual principal	263	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of March 31, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$20,244	$–	$20,244	$21,185
Other investments	–	460	5,402	5,862	5,862
Policy loans	–	2,519	–	2,519	2,519
Cash and invested cash	–	3,009	–	3,009	3,009

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(30,857)	$(30,857)	$(40,985)
Policyholder account balances – funding agreements	–	(508)	–	(508)	(500)
Short-term debt	–	(185)	–	(185)	(185)
Long-term debt	–	(2,160)	–	(2,160)	(2,155)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(27,609)	(27,609)	(27,609)

	As of December 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$19,523	$–	$19,523	$20,940
Other investments	–	1,061	5,211	6,272	6,272
Policy loans	–	2,465	–	2,465	2,465
Cash and invested cash	–	4,505	–	4,505	4,505

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(29,689)	$(29,689)	$(39,137)
Short-term debt	–	(24)	–	(24)	(24)
Long-term debt	–	(2,164)	–	(2,164)	(2,173)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(27,538)	(27,538)	(27,538)

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

Cash and Invested Cash

Cash and invested cash is carried at cost. The inputs used to measure its fair value are classified as Level 2 within the fair value hierarchy.

Policyholder Account Balances – Certain Investment Contracts and Other Liabilities

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

Policyholder Account Balances – Funding Agreements

The fair value of funding agreements is based on quoted market prices and is measured using inputs that are classified as Level 2 within the fair value hierarchy. For more information on funding agreements, see Note 10.

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

13. Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, tax authorities and other regulatory bodies regularly make inquiries and conduct examinations, investigations or audits concerning our compliance with, among other things, insurance laws, securities laws, tax laws, laws governing the activities of broker-dealers and registered investment advisers and unclaimed property laws. Tax-related matters can include disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2025.

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

As of March 31, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of March 31, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Conestoga Trust, et al, v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL (or, in Conestoga, LNL and LNC) breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). We are vigorously defending these consolidated matters.

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

Kelly Grink v. Virtua Health and Lincoln National Corporation et al., No. 1:24-cv-09919, is a putative class action filed on October 18, 2024, in the U.S. District Court for the District of New Jersey. On March 7, 2025, Plaintiffs filed an amended complaint which, inter alia, added an additional named plaintiff (Steven Molnar) and additional named defendants, including Lincoln Retirement Services Company, LLC, and [The] Lincoln National Life Insurance Company. Plaintiffs Kelly Grink, Diane Trump and Steven Molnar are participants in Virtua Health’s defined contribution plans. Plaintiffs seek to represent all current and former participants or beneficiaries of Virtua’s 401(k) savings plan and 403(b) retirement program (together, the “Plans”) who invested in the Plans’ fixed annuity option in the six years prior to the filing of this lawsuit. Lincoln offers a fixed annuity investment option to plan participants through its group annuity contract with the Plans. Lincoln also provides recordkeeping and administration services to the Plans. Plaintiffs allege that the Virtua defendants acted in breach of their fiduciary duty including by maintaining the Plans’ investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior alternatives at substantially lower cost. Plaintiffs allege that the Lincoln defendants were at all relevant times fiduciaries to the Plans and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants including the disgorgement of any profits they received as a result of the alleged breaches of fiduciary duty, together with plaintiffs’ attorney’s fees and costs, prejudgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. On April 4, 2025, the Lincoln defendants filed a motion to dismiss. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. The court’s ruling remains pending. We are vigorously defending this matter.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $59 million as of March 31, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $97 million and $96 million as of March 31, 2025, and December 31, 2024, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of March 31, 2025, and December 31, 2024, nets to recoveries of $38 million and $37 million, respectively.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,655)	$(3,532)
Unrealized holding gains (losses)	591	(914)
Change in foreign currency exchange rate adjustment	156	(102)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(543)	1,574
Income tax benefit (expense)	(43)	(120)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(20)	(51)
Income tax benefit (expense)	4	11
Balance as of end-of-period	$(3,478)	$(3,054)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Unrealized holding gains (losses)	181	(16)
Change in foreign currency exchange rate adjustment	(153)	101
Income tax benefit (expense)	(6)	(18)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	18	15
Income tax benefit (expense)	(4)	(3)
Balance as of end-of-period	$410	$304
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$145	$1,069
OCI before reclassification	403	(590)
Income tax benefit (expense)	(85)	126
Balance as of end-of-period	$463	$605
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$795	$645
OCI before reclassification	(100)	133
Income tax benefit (expense)	21	(28)
Balance as of end-of-period	$716	$750
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(16)
Balance as of end-of-period	$(17)	$(16)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(27)	$(50)	Realized gain (loss)
Associated change in future contract benefits	7	(1)	Benefits
Reclassification before income tax benefit (expense)	(20)	(51)	Income (loss) before taxes
Income tax benefit (expense)	4	11	Federal income tax expense (benefit)
Reclassification, net of income tax	$(16)	$(40)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Foreign currency contracts	$15	$15	Net investment income
Foreign currency contracts	3	–	Realized gain (loss)
Reclassification before income tax benefit (expense)	18	15	Income (loss) before taxes
Income tax benefit (expense)	(4)	(3)	Federal income tax expense (benefit)
Reclassification, net of income tax	$14	$12	Net income (loss)

15. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. The accounting policies of the business segments and Other Operations are the same as those described in
Note 1 in our 2024 Form 10-K. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our business segments and Other Operations reflect the manner by which our CODM views and manages the business. Our CODM is the President. A discussion of these segments and Other Operations is found in Note 19 in our 2024 Form 10-K.

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

We use our prevailing corporate federal income tax rate of 21% and an estimated state income tax rate, where applicable, net of the impacts related to dividends-received deduction and foreign tax credits and any other permanent differences for events recognized differently in the consolidated financial statements and federal income tax returns.

We do not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,118	$1,211	$1,472	$324	$42	$4,167
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	27	731	985	–	2	1,745
Interest credited	420	220	–	170	13	823
Commissions	298	88	127	27	–	540
General and administrative expenses	125	129	222	84	48	608
Interest and debt expense	–	–	–	–	40	40
Other (3)	(13)	93	29	8	–	117
Total operating expenses	857	1,261	1,363	289	103	3,873
Total federal income tax expense (benefit)	34	(19)	23	4	(6)	36
Total income (loss) from operations	227	(31)	86	31	(55)	258
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax						(473)
Net life insurance product features, pre-tax						21
Credit loss-related adjustments, pre-tax						(28)
Investment gains (losses), pre-tax						37
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (4)						(177)
GLB rider fees ceded to LNBAR, pre-tax						(232)
Other items, pre-tax (5)(6)(7)						(32)
Income tax benefit (expense) related to
the above pre-tax items						187
Total net income (loss)						$(439)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”) and amortization of deferred loss on business sold through reinsurance.
Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs and other intangible amortization.
Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; expenses associated with LOCs and amortization of deferred loss on business sold through reinsurance.
Retirement Plan Services: Taxes, licenses and fees; DAC capitalization and amortization and expenses associated with LOCs.
Other Operations: DAC capitalization and amortization; taxes, licenses and fees and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(5)    Includes severance expense related to initiatives to realign the workforce of $(6) million.
(6)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(20) million.
(7)    Includes deferred compensation mark-to-market adjustment of $(6) million.

	For the Three Months Ended March 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,178	$1,181	$1,424	$317	$26	$4,126
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	27	739	963	–	1	1,730
Interest credited	353	222	1	166	10	752
Commissions	254	111	109	23	–	497
General and administrative expenses	120	142	209	85	38	594
Interest and debt expense	–	–	–	–	48	48
Other (3)	146	37	42	7	(1)	231
Total operating expenses	900	1,251	1,324	281	96	3,852
Total federal income tax expense (benefit)	55	(19)	21	4	(10)	51
Total income (loss) from operations	223	(51)	79	32	(60)	223
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax						997
Net life insurance product features, pre-tax						(131)
Credit loss-related adjustments, pre-tax						(1)
Investment gains (losses), pre-tax						(56)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						48
GLB rider fees ceded to LNBAR, pre-tax						(230)
Other items, pre-tax (6)(7)(8)(9)						(71)
Income tax benefit (expense) related to
the above pre-tax items						(122)
Total net income (loss)						$657

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
Other Operations: Taxes, licenses and fees and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(6)    Includes certain legal accruals of $(3) million.
(7)    Includes severance expense related to initiatives to realign the workforce of $(49) million.
(8)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(11) million.
(9)    Includes deferred compensation mark-to-market adjustment of $(8) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,118	$1,211	$1,472	$324	$42	$4,167
Revenue adjustments from annuity and life
insurance product features	152	18	–	–	–	170
Credit loss-related adjustments	(17)	1	(2)	(2)	(8)	(28)
Investment gains (losses)	(2)	26	–	(2)	15	37
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(93)	(36)	(36)	–	(12)	(177)
GLB rider fees ceded to LNBAR	(232)	–	–	–	–	(232)
Total revenues	$926	$1,220	$1,434	$320	$37	$3,937

	For the Three Months Ended March 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,178	$1,181	$1,424	$317	$26	$4,126
Revenue adjustments from annuity and life
insurance product features	302	(133)	–	–	–	169
Credit loss-related adjustments	(3)	3	–	–	(1)	(1)
Investment gains (losses)	21	(6)	–	(5)	(66)	(56)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	34	13	–	–	1	48
GLB rider fees ceded to LNBAR	(230)	–	–	–	–	(230)
Total revenues	$1,302	$1,058	$1,424	$312	$(40)	$4,056

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended March 31,

	2025	2024
Net Investment Income
Annuities	$494	$417
Life Insurance	477	467
Group Protection	87	84
Retirement Plan Services	249	241
Other Operations	34	15
Total net investment income	$1,341	$1,224

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

	For the Three Months Ended March 31,
	2025	2024
Fixed maturity AFS securities:
Gross gains	$4	$7
Gross losses	(8)	(57)
Credit loss benefit (expense) (1)	(27)	(2)
Realized gain (loss) on equity securities (2)	(5)	11
Credit loss benefit (expense) on mortgage loans on
real estate (1)	(1)	–
Credit loss benefit (expense) on reinsurance-related assets	1	1
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	(140)	(133)
Indexed product derivative results (5)	(68)	145
GLB rider fees ceded to LNBAR and attributed fees	(33)	(30)
Other realized gain (loss)	29	1
Total realized gain (loss)	$(248)	$(57)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $(5) million and $11 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively.
(5) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 26% and 20% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three months ended March 31, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

18. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Three Months Ended March 31,
	2025	2024
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$(6)	$–
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	(193)	286

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of March 31, 2025, compared with December 31, 2024, and the results of operations for the three months ended March 31, 2025, compared with the corresponding period in 2024 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2024 Form 10-K and Note 1 herein for a description of the business.

In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 15. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

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
•Increasing scrutiny and evolving expectations and regulations regarding environmental, social and governance matters that may adversely affect our reputation and our investment portfolio;
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
•Pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely impact liabilities for policyholder claims and adversely affect our businesses and the cost and availability of reinsurance;
•Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that we can charge for our products;
•The unknown effect on our businesses resulting from evolving market preferences and the changing demographics of our client base; and
•The unanticipated loss of key management or wholesalers.

The risks and uncertainties included here are not exhaustive. Our 2024 Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K for a discussion of certain risks relating to our business.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The MNA included in our 2024 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2024 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2024 Form 10-K and Note 12 herein.

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

For more information on derivatives, see Note 1 in our 2024 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), investment-type annuity (including registered index-linked annuities (“RILA”), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life-contingent payout fixed annuities) and funding agreement products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 7 in our 2024 Form 10-K.

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

As of March 31, 2025, we had an approximate $1.4 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2024 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” in our 2024 Form 10-K and Note 17 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$227	$223
Life Insurance	(31)	(51)
Group Protection	86	79
Retirement Plan Services	31	32
Other Operations	(55)	(60)
Net annuity product features, pre-tax	(473)	997
Net life insurance product features, pre-tax	21	(131)
Credit loss-related adjustments, pre-tax	(28)	(1)
Investment gains (losses), pre-tax	37	(56)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(177)	48
GLB rider fees ceded to LNBAR, pre-tax	(232)	(230)
Other items, pre-tax (3) (4) (5) (6)	(32)	(71)
Income tax benefit (expense) related to the
above pre-tax items	187	(122)
Net income (loss)	$(439)	$657

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(3)    Includes certain legal accruals of $(3) million for the three months ended March 31, 2024.
(4)    Includes severance expense related to initiatives to realign the workforce of $(6) million and $(49) million for the three months ended March 31, 2025 and 2024, respectively.
(5)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(20) million and $(11) million for the three months ended March 31, 2025 and 2024, respectively.
(6)    Includes deferred compensation mark-to-market adjustment of $(6) million and $(8) million for the three months ended March 31, 2025 and 2024, respectively.

Comparison of the Three Months Ended March 31, 2025 to 2024

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2025 compared to gain in 2024 driven by loss in MRB-related impacts in 2025 compared to gain in 2024 due to unfavorable changes from equity markets and interest rates.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of embedded derivatives related to certain reinsurance arrangements.
•Higher credit loss-related adjustments on fixed maturity AFS securities.

The decrease in net income was partially offset by the following:

•Gain in net life insurance product features in 2025 compared to loss in 2024 driven by improvement in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Growth in average account balances and improvement in our total loss ratio in our Group Protection segment.
•Lower expenses in other items.

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums (1)	$21	$26
Fee income	541	533
Net investment income	508	457
Other revenues (2)	48	162
Total operating revenues	1,118	1,178
Operating Expenses
Benefits (1)	28	27
Interest credited	420	353
Policyholder liability remeasurement (gain) loss	(1)	–
Commissions and other expenses	410	520
Total operating expenses	857	900
Income (loss) from operations before taxes	261	278
Federal income tax expense (benefit)	34	55
Income (loss) from operations	$227	$223

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. During the second quarter of 2024, LNC closed the sale of its wealth management business. For more information, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Lower federal income tax expense due to unfavorable separate account dividends-received deduction true-ups in 2024.
•Higher fee income driven by higher average daily separate account balances.

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
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher deferred acquisition costs amortization.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three months ended March 31, 2025 and 2024.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums (1)	$226	$220
Fee income	512	508
Net investment income	424	426
Other revenues (2)	49	27
Total operating revenues	1,211	1,181
Operating Expenses
Benefits	727	679
Interest credited	220	222
Policyholder liability remeasurement (gain) loss	4	60
Commissions and other expenses (2)	310	290
Total operating expenses	1,261	1,251
Income (loss) from operations before taxes	(50)	(70)
Federal income tax expense (benefit)	(19)	(19)
Income (loss) from operations	$(31)	$(51)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)    For information on amortization of deferred gain (loss) on business sold through reinsurance, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended March 31, 2025 to 2024

Loss from operations for this segment decreased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by improved mortality due to lower claims incidence.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, due to expense management.
•Higher fee income driven by higher deferred front-end loads amortization.

The decrease in loss from operations for this segment was partially offset by lower net investment income, net of interest credited, driven by lower investment income on alternative investments.

Additional Information

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims.

Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums	$1,380	$1,285
Net investment income	87	84
Other revenues (1)	5	55
Total operating revenues	1,472	1,424
Operating Expenses
Benefits	1,019	1,030
Interest credited	–	1
Policyholder liability remeasurement (gain) loss	(34)	(67)
Commissions and other expenses	378	360
Total operating expenses	1,363	1,324
Income (loss) from operations before taxes	109	100
Federal income tax expense (benefit)	23	21
Income (loss) from operations	$86	$79

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and the ceded net investment income related to the 2024 reinsurance transaction. For more information on the reinsurance transaction, see “Additional Information” below.

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force and persistency.

The increase in income from operations was partially offset by the following:

•Lower other revenues due to the 2024 reinsurance transaction.
•Higher benefits, net of policyholder liability remeasurement gain, driven by growth in business in force and higher claims experience in our life business, partially offset by lower incidence in our disability business and the 2024 reinsurance transaction.
•Higher commissions and other expenses due to incentive compensation as a result of increased production performance and higher other costs pertaining to business operations.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. See Note 7 for more information.

Our total loss ratio for the three months ended March 31, 2025 and 2024, was 71.4% and 75.0%, respectively. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2024 Form 10-K.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. Generally, we have higher sales during the fourth quarter of the year.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2024 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Fee income	$71	$68
Net investment income	249	241
Other revenues (1)	4	8
Total operating revenues	324	317
Operating Expenses
Interest credited	170	166
Commissions and other expenses	119	115
Total operating expenses	289	281
Income (loss) from operations before taxes	35	36
Federal income tax expense (benefit)	4	4
Income (loss) from operations	$31	$32

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment decreased due primarily to:

•Lower other revenues driven by a plan termination during the fourth quarter of 2024.
•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher investment income on surplus investments, partially offset by lower average general account balances.
•Higher fee income driven by higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 22% and 13% for the three months ended March 31, 2025 and 2024, respectively. The increase in the outflow rate was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 13% and 14% as of March 31, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024 (1)
Operating Revenues
Net investment income (2)	34	15
Other revenues (3)	8	11
Total operating revenues	42	26
Operating Expenses
Benefits	2	2
Interest credited	13	9
Policyholder liability remeasurement (gain) loss	–	(1)
Other expenses	48	38
Interest and debt expense	40	48
Total operating expenses	103	96
Income (loss) from operations before taxes	(61)	(70)
Federal income tax expense (benefit)	(6)	(10)
Income (loss) from operations	$(55)	$(60)

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves, and funding agreements, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(3)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended March 31, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.
•Lower interest and debt expense due to lower average outstanding debt.

The decrease in loss from operations was partially offset by lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.

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

Reductions to our or LLANY’s capital position may cause us to retain more capital. This in turn may pressure our ability to receive dividends from LLANY or pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we and LLANY have appropriate capital to operate our business in accordance with our strategy. For more information, see “Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(257) million and $(1.5) billion for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received no capital contributions from LNC for the three months ended March 31, 2025 and 2024. We paid cash dividends to LNC of $230 million and $180 million during the three months ended March 31, 2025 and 2024, respectively. We also received dividends from our subsidiaries of $169 million and $177 million during the three months ended March 31, 2025 and 2024, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings, and a reduction in our or LLANY’s surplus will affect our RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2024 Form 10-K.

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the National Association of Insurance Commissioners (“NAIC”) RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to captive reinsurance subsidiaries or reinsurance affiliates. Our captive reinsurance subsidiaries and reinsurance affiliates provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. For information on the LOCs, see the credit facilities table in Note 13 in our 2024 Form 10-K. Our captive reinsurance subsidiaries and reinsurance affiliates have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries and reinsurance affiliates, see Note 4 in our 2024 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of term products and UL products containing secondary guarantees.

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the variable annuity guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We also use a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2024 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of March 31, 2025 and December 31, 2024, we had $185 million and $24 million, respectively, of outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, we had $1.9 billion and $1.8 billion, respectively, of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.9 billion. As of March 31, 2025, LNL had outstanding borrowings of $2.5 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of March 31, 2025. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of March 31, 2025, we had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $167 million and $57 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2025, we were in a net collateral payable position of $5.4 billion compared to $6.9 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2024 Form 10-K for information on our financial strength ratings.

If LNL’s current financial strength ratings or the credit ratings of LNC were downgraded in the future, terms in our derivative agreements or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if LNL’s financial strength ratings drop below BBB-/Baa3 (S&P Global Ratings (“S&P”)/Moody’s Investor Service (“Moody’s”)). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or our financial strength ratings drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2024 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuit captioned Kelly Grink v. Virtua Health and Lincoln National Corporation et al., previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On April 4, 2025, the Lincoln defendants filed a motion to dismiss.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 83, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2025

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 15, 2025	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)