Form 10-Q
period 2025-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2025-08-07
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
OR
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

As of August 7, 2025, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $90,271; 2024 - $88,978; allowance for credit losses: 2025 - $85; 2024 - $46)	$84,138	$81,900
Trading securities	1,894	2,005
Equity securities	334	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $232; 2024 - $232)	21,857	20,940
Policy loans	2,542	2,465
Derivative investments	8,219	9,512
Other investments	6,325	6,272
Total investments	125,309	123,388
Cash and invested cash	6,268	4,505
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,484	12,426
Reinsurance recoverables, net of allowance for credit losses	48,364	48,943
Deposit assets, net of allowance for credit losses	31,592	30,537
Market risk benefit assets	4,577	4,860
Accrued investment income	1,022	993
Goodwill	1,144	1,144
Other assets	10,184	10,192
Separate account assets	172,942	168,438
Total assets	$413,886	$405,426
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$128,849	$125,818
Future contract benefits	41,304	40,002
Funds withheld reinsurance liabilities	26,561	26,810
Market risk benefit liabilities	1,205	1,046
Deferred front-end loads	7,139	6,750
Payables for collateral on investments	8,354	9,876
Short-term debt	173	24
Long-term debt	2,150	2,173
Other liabilities	13,695	13,977
Separate account liabilities	172,942	168,438
Total liabilities	402,372	394,914

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	13,853	13,015
Retained earnings (deficit)	(385)	(173)
Accumulated other comprehensive income (loss)	(1,954)	(2,330)
Total stockholder’s equity	11,514	10,512
Total liabilities and stockholder’s equity	$413,886	$405,426

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Insurance premiums	$1,612	$(2,766)	$3,239	$(1,235)
Fee income	1,104	1,118	2,232	2,228
Net investment income	1,361	1,232	2,702	2,456
Realized gain (loss)	(162)	283	(409)	226
Other revenues	97	177	185	425
Total revenues	4,012	44	7,949	4,100
Expenses
Benefits	1,608	(2,726)	3,377	(989)
Interest credited	849	781	1,672	1,533
Market risk benefit (gain) loss	(445)	(169)	173	(866)
Policyholder liability remeasurement (gain) loss	(49)	(107)	(74)	(118)
Commissions and other expenses	1,251	1,290	2,554	2,693
Interest and debt expense	40	48	80	96
Total expenses	3,254	(883)	7,782	2,349
Income (loss) before taxes	758	927	167	1,751
Federal income tax expense (benefit)	131	166	(21)	333
Net income (loss)	627	761	188	1,418
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	350	136	536	669
Market risk benefit non-performance risk gain (loss)	(350)	(197)	(33)	(661)
Policyholder liability discount rate remeasurement gain (loss)	(48)	85	(127)	190
Total other comprehensive income (loss), net of tax	(48)	24	376	198
Comprehensive income (loss)	$579	$785	$564	$1,616

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock
Balance as of beginning-of-period	$13,039	$12,978	$13,015	$12,961
Capital contribution from Lincoln National Corporation	800	–	800	–
Stock compensation/issued for benefit plans	14	13	38	30
Balance as of end-of-period	13,853	12,991	13,853	12,991

Retained Earnings (Deficit)
Balance as of beginning-of-period	(842)	(392)	(173)	(869)
Net income (loss)	627	761	188	1,418
Dividends paid to Lincoln National Corporation	(170)	(944)	(400)	(1,124)
Balance as of end-of-period	(385)	(575)	(385)	(575)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,906)	(1,411)	(2,330)	(1,585)
Other comprehensive income (loss), net of tax	(48)	24	376	198
Balance as of end-of-period	(1,954)	(1,387)	(1,954)	(1,387)
Total stockholder’s equity as of end-of-period	$11,514	$11,029	$11,514	$11,029

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$188	$1,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	409	(226)
Market risk benefit (gain) loss	173	(866)
Sales and maturities (purchases) of trading securities, net	161	132
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	330	374
Accrued investment income	(36)	(25)
Insurance liabilities and reinsurance-related balances	147	(1,110)
Accrued expenses	(134)	(123)
Federal income tax accruals	(48)	567
Cash management agreement	72	(1,188)
Other	(622)	(702)
Net cash provided by (used in) operating activities	640	(1,749)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,535)	(5,230)
Sales of available-for-sale securities and equity securities	1,294	1,009
Maturities of available-for-sale securities	5,173	3,513
Purchases of alternative investments	(675)	(543)
Sales and repayments of alternative investments	541	88
Issuance of mortgage loans on real estate	(2,006)	(2,132)
Repayment and maturities of mortgage loans on real estate	1,145	621
Repayment (issuance) of policy loans, net	(77)	(38)
Net change in collateral on investments, certain derivatives and related settlements	(348)	3,814
Cash received from disposition, net of cash transferred	–	512
Other	49	(50)
Net cash provided by (used in) investing activities	(2,439)	1,564
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	800	–
Issuance (payment) of short-term debt	149	(184)
Payment related to sale-leaseback transactions	(4)	(8)
Proceeds from certain financing arrangements	33	–
Payment related to certain financing arrangements	(84)	(88)
Policyholder account balances:
Deposits	9,617	8,101
Withdrawals	(6,237)	(6,051)
Transfers from (to) separate accounts, net	(303)	87
Common stock issued for benefit plans	(9)	(8)
Dividends paid to Lincoln National Corporation	(400)	(195)
Net cash provided by (used in) financing activities	3,562	1,654
Net increase (decrease) in cash, invested cash and restricted cash	1,763	1,469
Cash, invested cash and restricted cash as of beginning-of-year	4,505	3,193
Cash, invested cash and restricted cash as of end-of-period	$6,268	$4,662
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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. New Accounting Standards

Adoption of Accounting Standards

The following table provides a description of current period adoptions of Accounting Standards Updates (“ASUs”).

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU aims to enhance reportable segment disclosure requirements. It requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclose and describe other segment items and report additional measures of a segment’s profit or loss if used by the CODM.	January 1, 2024 (Annual Filings) and January 1, 2025 (Quarterly Filings)	We adopted this ASU on the applicable effective dates, incorporating the required disclosures in the Segment Information Note to the consolidated financial statements, along with retrospectively updating the applicable tabular disclosures.

Future Adoption of Accounting Standards

The following table provides a description of future adoptions of ASUs that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.	January 1, 2025 (Annual Filings)	We do not expect the adoption to have a material impact to the consolidated financial statements, including disclosures within the Federal Income Taxes Note.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,163	$703	$6,099	$36	$62,731
U.S. government bonds	590	6	33	–	563
State and municipal bonds	2,246	27	252	–	2,021
Foreign government bonds	276	13	54	–	235
RMBS	2,006	30	128	5	1,903
CMBS	1,977	13	103	–	1,887
ABS	14,772	116	299	43	14,546
Hybrid and redeemable preferred securities	241	22	10	1	252
Total fixed maturity AFS securities	$90,271	$930	$6,978	$85	$84,138

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$67,991	$560	$6,704	$14	$61,833
U.S. government bonds	427	3	40	–	390
State and municipal bonds	2,391	27	270	–	2,148
Foreign government bonds	277	12	56	–	233
RMBS	1,849	23	162	7	1,703
CMBS	1,713	5	135	–	1,583
ABS	14,103	99	409	24	13,769
Hybrid and redeemable preferred securities	227	25	10	1	241
Total fixed maturity AFS securities	$88,978	$754	$7,786	$46	$81,900

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,212	$4,182
Due after one year through five years	19,460	19,150
Due after five years through ten years	13,107	12,598
Due after ten years	34,737	29,872
Subtotal	71,516	65,802
Structured securities (RMBS, CMBS, ABS)	18,755	18,336
Total fixed maturity AFS securities	$90,271	$84,138

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,443	$749	$33,094	$5,350	$41,537	$6,099
U.S. government bonds	51	1	223	32	274	33
State and municipal bonds	282	26	923	226	1,205	252
Foreign government bonds	19	3	126	51	145	54
RMBS	473	10	798	118	1,271	128
CMBS	195	3	1,016	100	1,211	103
ABS	2,277	40	4,104	259	6,381	299
Hybrid and redeemable
preferred securities	17	1	90	9	107	10
Total fixed maturity AFS securities	$11,757	$833	$40,374	$6,145	$52,131	$6,978

Total number of fixed maturity AFS securities in an unrealized loss position						6,022

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,388	$1,290	$29,045	$5,414	$45,433	$6,704
U.S. government bonds	85	3	224	37	309	40
State and municipal bonds	652	61	721	209	1,373	270
Foreign government bonds	29	5	118	51	147	56
RMBS	658	29	724	133	1,382	162
CMBS	475	29	777	106	1,252	135
ABS	2,801	106	3,826	303	6,627	409
Hybrid and redeemable
preferred securities	18	1	93	9	111	10
Total fixed maturity AFS securities	$21,106	$1,524	$35,528	$6,262	$56,634	$7,786

Total number of fixed maturity AFS securities in an unrealized loss position						6,645

(1) As of June 30, 2025, and December 31, 2024, we recognized $18 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$1,797	$557	352
Six months or greater, but less than nine months	1,163	353	239
Nine months or greater, but less than twelve months	1,455	478	297
Twelve months or greater	4,513	2,217	789
Total	$8,928	$3,605	1,677

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,209	$1,556	780
Six months or greater, but less than nine months	365	195	209
Nine months or greater, but less than twelve months	71	28	36
Twelve months or greater	4,305	2,142	734
Total	$9,950	$3,921	1,759

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $808 million for the six months ended June 30, 2025. As discussed further below, we do not believe the unrealized loss position as of June 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $2.7 billion, respectively, and a fair value of $2.8 billion and $2.7 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended June 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$23	$6	$43	$1	$73
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	16	–	–	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	4	(1)	–	–	3
Reductions for securities charged off	(7)	–	–	–	(7)
Balance as of end-of-period (2)	$36	$5	$43	$1	$85

	As of or For the Six Months Ended June 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	25	–	8	–	33
Additions (reductions) for securities for which
credit losses were previously recognized	5	(2)	11	–	14
Reductions for securities charged off	(8)	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$43	$1	$85

	As of or For the Three Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$10	$6	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	15	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	8	–	–	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	As of or For the Six Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	15	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	11	–	–	–	11
Reductions for disposed securities	(3)	–	–	–	(3)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $776 million and $811 million, respectively, and was excluded from the estimate of credit losses.

Losses from loan modifications were $13 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $18 million and $3 million for the six months ended June 30, 2025 and 2024, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,505	$4,154	$21,659	$17,424	$3,387	$20,811
30 to 59 days past due	–	92	92	6	71	77
60 to 89 days past due	–	38	38	–	33	33
90 or more days past due	57	114	171	35	90	125
Allowance for credit losses	(97)	(65)	(162)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	97	92	(6)	83	77
Mark-to-market gains (losses) (1)	(33)	–	(33)	(31)	–	(31)
Total carrying value	$17,427	$4,430	$21,857	$17,329	$3,611	$20,940

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $48 million and $30 million, respectively. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of June 30, 2025 and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 12.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of June 30, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$10	$4
Residential mortgage loans on real estate	117	92
Total	$127	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$630	1.65	$65	1.25	$13	1.14	$708
2024	1,540	1.73	73	1.42	7	1.48	1,620
2023	1,313	1.76	39	1.37	2	1.12	1,354
2022	1,710	2.16	86	1.54	5	1.37	1,801
2021	2,225	3.71	41	1.66	9	1.58	2,275
2020 and prior	9,709	2.55	56	1.45	33	2.09	9,798
Total	$17,127		$360		$69		$17,556

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,317	1.77	44	1.36	–	–	1,361
2022	1,721	2.11	94	1.55	4	1.30	1,819
2021	2,249	3.49	47	1.52	–	–	2,296
2020	1,158	3.33	4	1.53	–	–	1,162
2019 and prior	9,056	2.38	126	1.58	8	1.30	9,190
Total	$17,049		$398		$12		$17,459

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$754	$–	$754
2024	2,074	39	2,113
2023	472	20	492
2022	457	33	490
2021	404	14	418
2020 and prior	217	11	228
Total	$4,378	$117	$4,495

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$97	$56	$153
Additions (reductions) from provision for credit loss
expense (1)	–	9	9
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Six Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	12	10
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Three Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$84	$31	$115
Additions (reductions) from provision for credit loss
expense (1)	8	9	17
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$92	$40	$132

	As of or For the Six Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	6	12	18
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$92	$40	$132

(1) We recognized $1 million and less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2025 and 2024, respectively, and less than $1 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $107 million and $80 million as of June 30, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2025, and December 31, 2024, alternative investments included investments in 353 and 351 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(20)	$(8)	$(30)	$(10)
RMBS	1	–	2	–
ABS	–	(15)	(19)	(15)
Total credit loss benefit (expense)	$(19)	$(23)	$(47)	$(25)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$4,891	$4,891	$7,069	$7,069
Securities pledged under securities lending agreements (2)	155	150	157	151
Securities pledged under repurchase agreements (3)	418	435	–	–
Investments pledged for FHLBI (4)	2,890	4,124	2,650	3,657
Total payables for collateral on investments	$8,354	$9,600	$9,876	$10,877

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2025	2024
Collateral payable for derivative investments	$(2,178)	$2,481
Securities pledged under securities
lending agreements	(2)	(3)
Securities pledged under repurchase agreements	418	–
Investments pledged for FHLBI	240	550
Total increase (decrease) in payables for
collateral on investments	$(1,522)	$3,028

We have elected not to offset our repurchase agreements and securities lending transactions in the consolidated financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$–	$–	$–	$418	$418
Securities Lending
Corporate bonds	$143	$–	$–	$–	$143
State and municipal bonds	4	–	–	–	4
Foreign government bonds	2	–	–	–	2
Equity securities	6	–	–	–	6
Total gross secured borrowings	$155	$–	$–	$418	$573

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $3.2 billion, and we had re-pledged $358 million of this collateral to cover our collateral requirements.

We had not pledged any fixed maturity AFS securities to derivative counterparties as of June 30, 2025.

Investment Commitments

As of June 30, 2025, our investment commitments were $4.3 billion, which included $3.6 billion of limited partnerships (“LPs”), $426 million of mortgage loans on real estate and $256 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2025, and December 31, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.3 billion and $16.2 billion, respectively, or 13% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $10.7 billion, or 9% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.3 billion and $5.1 billion as of June 30, 2025, and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,040	$14	$5	$632	$2	$16
Foreign currency contracts (1)	4,888	331	154	4,738	556	44
Total cash flow hedges	5,928	345	159	5,370	558	60
Fair value hedges:
Interest rate contracts (1)	579	1	21	435	8	16
Foreign currency contracts (1)	25	–	2	25	1	–
Total fair value hedges	604	1	23	460	9	16
Non-Qualifying Hedges
Interest rate contracts (1)	81,622	42	428	75,445	63	439
Foreign currency contracts (1)	338	14	7	348	30	2
Equity market contracts (1)	220,601	13,481	5,211	191,171	13,072	3,879
Credit contracts (1)	62	–	–	57	–	–
LPR ceded derivative (2)	–	198	–	–	190	–
Embedded derivatives:
Reinsurance-related (3)	–	470	–	–	728	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	2,134	13,089	–	1,970	12,449
Total derivative instruments	$309,155	$16,685	$18,917	$272,851	$16,620	$16,845

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$15,089	$18,559	$22,718	$26,845	$30	$83,241
Foreign currency contracts (2)	211	1,367	1,749	1,882	42	5,251
Equity market contracts	174,565	36,540	7,445	7	2,044	220,601
Credit contracts	–	62	–	–	–	62
Total derivative instruments with
notional amounts	$189,865	$56,528	$31,912	$28,734	$2,116	$309,155

(1) As of June 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 10, 2029.
(2) As of June 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$648	$484	$25	$7

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	22	18
Foreign currency contracts	169	28
Change in foreign currency exchange rate adjustment	(474)	117
Income tax benefit (expense)	60	(35)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	(1)
Foreign currency contracts (1)	27	29
Foreign currency contracts (2)	3	(1)
Income tax benefit (expense)	(7)	(6)
Balance as of end-of-period	$155	$356

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(162)	$1,361	$1,608	$283	$1,232	$(2,726)

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	3	–	–	(7)	–
Derivatives designated as hedging
instruments	–	(3)	–	–	7	–
Foreign currency contracts:
Hedged items	–	2	–	–	–	–
Derivatives designated as hedging
instruments	–	(2)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	1	–	–	(1)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	12	–	(1)	14	–

Non-Qualifying Hedges
Interest rate contracts	(94)	–	–	(115)	–	–
Foreign currency contracts	(3)	–	–	–	–	–
Equity market contracts	1,133	–	–	817	–	–
Credit contracts	1	–	–	–	–	–
LPR ceded derivative	–	–	(8)	–	–	(1)
Embedded derivatives:
Reinsurance-related	(72)	–	–	42	–	–
RILA, fixed indexed annuity and IUL
contracts	(2,015)	–	–	(328)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	(409)	2,702	3,377	226	2,456	(989)

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	14	–	–	(24)	–
Derivatives designated as hedging
instruments	–	(14)	–	–	24	–
Foreign currency contracts:
Hedged items	–	3	–	–	(1)	–
Derivatives designated as hedging
instruments	–	(3)	–	–	1	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	1	–	–	(1)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	3	27	–	(1)	29	–

Non-Qualifying Hedges
Interest rate contracts	(12)	–	–	(277)	–	–
Foreign currency contracts	(5)	–	–	–	–	–
Equity market contracts	25	–	–	2,952	–	–
Credit contracts	2	–	–	–	–	–
LPR ceded derivative	–	–	(8)	–	–	4
Embedded derivatives:
Reinsurance-related	(267)	–	–	92	–	–
RILA, fixed indexed annuity and IUL
contracts	(392)	–	–	(1,970)	–	–

As of June 30, 2025, $49 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of June 30, 2025
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Credit Contract Type
Basket CDSs	6/20/2030	(3)	(4)	BBB+	1	$1	$62

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

As of December 31, 2024, we did not have any exposure related to CDSs for which we are the seller.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of June 30, 2025	As of December 31, 2024
Maximum potential payout	$62	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$62	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of June 30, 2025.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2025		As of December 31, 2024
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,385	$(11)	$4,006	$(2)
A+	1,876	(31)	2,354	(89)
A	57	–	47	–
A-	558	–	632	–
Total cash collateral	$4,876	$(42)	$7,039	$(91)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,812	$2,604	$16,416
Gross amounts offset	(5,593)	–	(5,593)
Net amount of assets	8,219	2,604	10,823
Gross amounts not offset:
Cash collateral	(4,876)	–	(4,876)
Non-cash collateral (1)	(3,343)	–	(3,343)
Net amount	$–	$2,604	$2,604

Financial Liabilities
Gross amount of recognized liabilities	235	13,089	13,324
Gross amounts offset	(71)	–	(71)
Net amount of liabilities	164	13,089	13,253
Gross amounts not offset:
Cash collateral	(42)	–	(42)
Non-cash collateral	(95)	–	(95)
Net amount	$27	$13,089	$13,116

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2025	As of December 31, 2024

DAC, VOBA and DSI
Variable Annuities	$4,162	$4,104
Fixed Annuities	415	423
Traditional Life	1,273	1,329
UL and Other	6,157	6,146
Group Protection	176	136
Retirement Plan Services	297	288
Other Operations	4	–
Total DAC, VOBA and DSI	$12,484	$12,426

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2025	As of December 31, 2024

DFEL
Variable Annuities	$288	$293
UL and Other	6,796	6,406
Other Operations (1)	55	51
Total DFEL	$7,139	$6,750

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $55 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	(19)	–	13	–
Deferrals	264	26	37	183	68	9
Amortization	(200)	(31)	(70)	(154)	(41)	(9)
Balance as of end-of-period	$4,023	$388	$1,242	$5,783	$176	$246

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	(38)	–
Deferrals	190	23	60	198	71	10
Amortization	(185)	(32)	(73)	(149)	(53)	(10)
Balance as of end-of-period	$3,873	$412	$1,319	$5,685	$134	$244

DAC amortization expense of $258 million and $505 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $252 million and $502 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Six Months Ended June 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Amortization	(1)	(4)	(18)
Balance as of end-of-period	$12	$31	$348

	As of or For the Six Months Ended June 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Deferrals	–	–	1
Amortization	(1)	(4)	(19)
Balance as of end-of-period	$14	$38	$384

VOBA amortization expense of $11 million and $23 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $12 million and $24 million, respectively, was recorded for the corresponding periods in 2024. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	–	–	–	10
Amortization	(6)	(2)	–	(1)
Balance as of end-of-period	$139	$15	$26	$51

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	1	–	1	12
Amortization	(7)	(2)	(2)	–
Balance as of end-of-period	$151	$18	$27	$38

DSI amortization expense of $4 million and $9 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $5 million and $11 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Six Months Ended June 30, 2025		As of or For the Six Months Ended June 30, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$293	$6,406	$300	$5,579
Deferrals	8	573	9	544
Amortization	(13)	(183)	(13)	(139)
Balance as of end-of-period	288	6,796	296	5,984
Less: Ceded DFEL	–	2,492	–	2,346
Balance as of end-of-period, net of reinsurance	$288	$4,304	$296	$3,638

DFEL amortization of $105 million and $196 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $78 million and $152 million, respectively, was recorded for the corresponding periods in 2024.

7. Reinsurance

LPINE

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection and fixed annuity products.

This agreement is structured as coinsurance with funds withheld. As significant insurance risk was transferred for the group protection block, amounts recoverable from LPINE were $3.3 billion and $3.7 billion as of June 30, 2025, and December 31, 2024, respectively. We reported a deferred loss of $8 million and $14 million as of June 30, 2025, and December 31, 2024, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $8.2 billion and $7.9 billion as of June 30, 2025, and December 31, 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $11.5 billion in support of reserves associated with the LPINE transaction in a funds withheld arrangement as of June 30, 2025, and December 31, 2024, which consisted of the following (in millions):

	As of June 30, 2025	As of December 31, 2024

Fixed maturity AFS securities	$9,293	$9,287
Mortgage loans on real estate	1,935	1,941
Derivative instruments	178	190
Accrued investment income	95	97
Total	$11,501	$11,515

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that is structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.1 billion and $14.2 billion as of June 30, 2025, and December 31, 2024, respectively. We reported a deferred gain on the transaction of $4.0 billion and $4.1 billion as of June 30, 2025, and December 31, 2024, respectively. We amortized $45 million and $90 million of the deferred gain during the three and six months ended June 30, 2025, respectively, compared to $40 million and $83 million for the corresponding periods in 2024. We held other investments and cash and invested cash with a carrying value of $1.4 billion as of June 30, 2025, and December 31, 2024, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $12.7 billion and $12.2 billion as of June 30, 2025, and December 31, 2024, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of June 30, 2025, and December 31, 2024.

The agreement between us and Fortitude Re is structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of June 30, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.5 billion and $2.6 billion as of June 30, 2025, and December 31, 2024, respectively. We amortized $23 million and $46 million of the deferred loss during the three and six months ended June 30, 2025, respectively, compared to $22 million and $44 million for the corresponding periods in 2024. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.6 billion and $3.0 billion as of June 30, 2025, and December 31, 2024, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,467	$1,047	$(3,420)	$4,737	$933	$(3,804)
Fixed Annuities	64	154	90	78	110	32
Retirement Plan Services	46	4	(42)	45	3	(42)
Total MRBs	$4,577	$1,205	$(3,372)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2025			As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	10	–	–	5	–	–
Attributed fees collected	734	16	3	760	16	3
Benefit payments	(14)	–	–	(21)	–	–
Effect of changes in interest rates	175	35	(2)	(1,470)	(27)	(8)
Effect of changes in equity markets	(792)	–	(3)	(1,469)	(15)	(5)
Effect of changes in equity index volatility	35	3	–	(63)	(4)	–
In-force updates and other changes in MRBs (1)	185	13	2	153	2	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,318)	132	(42)	(2,986)	62	(35)
Effect of cumulative changes in
non-performance risk	(102)	(42)	–	(482)	(38)	–
Balance as of end-of-period	(3,420)	90	(42)	(3,468)	24	(35)
Less: Ceded MRB assets (liabilities)	(2,509)	–	(12)	(2,143)	–	(8)
Balance as of end-of-period, net of reinsurance	$(911)	$90	$(30)	$(1,325)	$24	$(27)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (2)	$1,689	$272	$2	$2,135	$221	$3

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$80,714	$77,740
International	17,429	16,282
Other equity funds	1,430	1,403
Balanced funds	46,127	45,683
Bond funds	23,064	23,399
Money market funds	2,058	1,931
Other funds	1,413	1,321
Exchange-traded funds	315	336
Fixed maturity AFS securities	168	161
Cash and invested cash	5	12
Other investments	219	170
Total separate account assets	$172,942	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Variable Annuities	$120,045	$117,998
UL and Other	30,616	28,841
Retirement Plan Services	22,220	21,541
Other Operations (1)	61	58
Total separate account liabilities	$172,942	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($50 million and $49 million as of June 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2025			As of or For the Six Months Ended June 30, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	2,831	787	1,177	1,925	695	1,105
Withdrawals	(7,683)	(480)	(1,805)	(6,604)	(193)	(1,514)
Policyholder assessments	(1,299)	(494)	(91)	(1,301)	(493)	(89)
Change in market performance	7,290	2,025	1,451	9,026	2,335	1,802
Net transfers from (to) general account	908	(63)	(53)	368	(113)	(10)
Balance as of end-of-period	$120,045	$30,616	$22,220	$116,770	$27,381	$20,993

Cash surrender value	$118,658	$25,814	$22,205	$115,389	$24,979	$20,979

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Variable Annuities	$37,026	$35,267
Fixed Annuities	26,812	25,941
UL and Other	35,776	36,242
Retirement Plan Services	23,700	23,619
Other (1)	5,535	4,749
Total policyholder account balances	$128,849	$125,818

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.2 billion and $4.4 billion as of June 30, 2025, and December 31, 2024, respectively) and funding agreements, that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	2,893	2,099	1,706	1,921
Withdrawals	(1,234)	(1,741)	(806)	(2,433)
Policyholder assessments	(1)	(30)	(2,186)	(8)
Net transfers from (to) separate account	(619)	–	63	254
Interest credited	403	437	708	347
Change in fair value of embedded derivative
instruments and other	317	106	49	–
Balance as of end-of-period	$37,026	$26,812	$35,776	$23,700

Weighted-average crediting rate	2.3%	3.3%	3.9%	3.0%
Net amount at risk (1)(2)	$1,689	$272	$294,997	$2
Cash surrender value	35,740	25,640	31,460	23,667

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	2,102	2,646	1,736	1,636
Withdrawals	(413)	(2,600)	(739)	(2,275)
Policyholder assessments	(1)	(31)	(2,232)	(7)
Net transfers from (to) separate account	(146)	–	113	120
Interest credited	328	382	726	340
Change in fair value of embedded derivative
instruments and other	1,842	87	86	–
Balance as of end-of-period	$32,853	$25,814	$36,474	$23,598

Weighted-average crediting rate	2.1%	3.0%	4.0%	2.9%
Net amount at risk (1)(2)	$2,135	$221	$298,237	$3
Cash surrender value	31,650	24,738	32,091	23,570

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

Funding Agreements

FABN Program

We established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. Funding agreements issued to the Trust are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss). We had funding agreements issued under the program totaling $1.0 billion as of June 30, 2025, compared to none as of December 31, 2024.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	486	–	–	–	–	486
3.01% - 4.00%	1,168	–	–	–	–	1,168
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	35,355
Total	$1,664	$–	$–	$–	$7	$37,026

Fixed Annuities
Up to 1.00%	$108	$895	$425	$197	$2,250	$3,875
1.01% - 2.00%	215	206	136	119	6,646	7,322
2.01% - 3.00%	1,455	27	1	2	45	1,530
3.01% - 4.00%	853	–	–	–	–	853
4.01% and above	161	–	–	–	–	161
Other (1)	–	–	–	–	–	13,071
Total	$2,792	$1,128	$562	$318	$8,941	$26,812

UL and Other
Up to 1.00%	$256	$–	$226	$74	$510	$1,066
1.01% - 2.00%	535	–	6	–	2,891	3,432
2.01% - 3.00%	6,592	8	144	–	–	6,744
3.01% - 4.00%	14,279	–	1	–	–	14,280
4.01% and above	3,477	–	–	–	–	3,477
Other (1)	–	–	–	–	–	6,777
Total	$25,139	$8	$377	$74	$3,401	$35,776

Retirement Plan Services
Up to 1.00%	$573	$329	$693	$3,265	$6,396	$11,256
1.01% - 2.00%	472	944	1,851	507	662	4,436
2.01% - 3.00%	1,719	532	1	2	–	2,254
3.01% - 4.00%	4,079	102	7	11	–	4,199
4.01% and above	1,555	–	–	–	–	1,555
Total	$8,398	$1,907	$2,552	$3,785	$7,058	$23,700

	As of June 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	6	10
2.01% - 3.00%	539	–	–	–	–	539
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	31,006
Total	$1,841	$–	$–	$–	$6	$32,853

Fixed Annuities
Up to 1.00%	$615	$609	$594	$463	$2,464	$4,745
1.01% - 2.00%	304	133	279	329	4,301	5,346
2.01% - 3.00%	1,694	40	5	1	31	1,771
3.01% - 4.00%	1,036	–	–	–	–	1,036
4.01% and above	173	–	–	–	–	173
Other (1)	–	–	–	–	–	12,743
Total	$3,822	$782	$878	$793	$6,796	$25,814

UL and Other
Up to 1.00%	$264	$–	$218	$119	$42	$643
1.01% - 2.00%	544	–	–	–	3,186	3,730
2.01% - 3.00%	6,797	10	150	–	–	6,957
3.01% - 4.00%	15,068	–	1	–	–	15,069
4.01% and above	3,679	–	–	–	–	3,679
Other (1)	–	–	–	–	–	6,396
Total	$26,352	$10	$369	$119	$3,228	$36,474

Retirement Plan Services
Up to 1.00%	$489	$502	$727	$3,684	$4,511	$9,913
1.01% - 2.00%	509	1,648	1,382	1,154	220	4,913
2.01% - 3.00%	2,394	25	1	–	–	2,420
3.01% - 4.00%	4,667	57	5	5	–	4,734
4.01% and above	1,618	–	–	–	–	1,618
Total	$9,677	$2,232	$2,115	$4,843	$4,731	$23,598

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,039	$2,008
Traditional Life (1)	3,617	3,504
Group Protection (2)	5,759	5,628
UL and Other (3)	17,622	16,663
Other Operations (4)	8,917	8,958
Other (5)	3,350	3,241
Total future contract benefits	$41,304	$40,002

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of June 30, 2025, and December 31, 2024) and Swiss Re ($1.7 billion as of June 30, 2025, and December 31, 2024) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

Liability for Future Policy Benefits

The liability for future policy benefits represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The following table summarizes the balances of and changes in the present values of expected net premiums and expected future policy benefits (in millions, except years):

	As of or For the Six Months Ended June 30, 2025		As of or For the Six Months Ended June 30, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,751	$–	$6,084
Less: Effect of cumulative changes in discount
rate assumptions	–	(277)	–	(152)
Beginning balance at original discount rate	–	6,028	–	6,236
Effect of actual variances from expected experience (1)	–	(32)	–	(10)
Adjusted balance as of beginning-of-year	–	5,996	–	6,226
Issuances	–	141	–	206
Interest accrual	–	121	–	122
Net premiums collected	–	(376)	–	(396)
Flooring impact of LFPB	–	(4)	–	2
Ending balance at original discount rate	–	5,878	–	6,160
Effect of cumulative changes in discount
rate assumptions	–	(156)	–	(322)
Balance as of end-of-period	$–	$5,722	$–	$5,838

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,008	$9,255	$2,084	$9,637
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(446)	(187)	(202)
Beginning balance at original discount rate (2)	2,259	9,701	2,271	9,839
Effect of actual variances from expected experience (1)	(6)	(39)	3	(15)
Adjusted balance as of beginning-of-year	2,253	9,662	2,274	9,824
Issuances	47	141	39	206
Interest accrual	44	190	43	190
Benefit payments	(97)	(404)	(98)	(357)
Ending balance at original discount rate (2)	2,247	9,589	2,258	9,863
Effect of cumulative changes in discount
rate assumptions	(208)	(250)	(257)	(511)
Balance as of end-of-period	$2,039	$9,339	$2,001	$9,352

Net balance as of end-of-period	$2,039	$3,617	$2,001	$3,514
Less: Reinsurance recoverables	1,481	212	1,527	232
Net balance as of end-of-period, net of reinsurance	$558	$3,405	$474	$3,282

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) For the six months ended June 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $19 million and $13 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior and mortality, which favorably impacted the liability by $23 million and $16 million, respectively. For the six months ended June 30, 2024, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality, which unfavorably impacted the liability by $38 million, which was partially offset by $28 million primarily related to policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality, which favorably impacted the liability by $54 million, which was partially offset by $39 million primarily related to policyholder behavior. For the six months ended June 30, 2025 and 2024, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $70 million and $61 million as of June 30, 2025 and 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2025		As of June 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,384	2,039	3,435	2,001
Traditional Life
Expected future gross premiums	13,234	9,076	13,265	8,980
Expected future benefit payments	13,665	9,339	14,115	9,352

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Payout Annuities
Gross premiums	$25	$24	$48	$45
Interest accretion	22	22	44	43
Traditional Life
Gross premiums	298	301	597	599
Interest accretion	35	34	69	67

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.2%	5.4%
Traditional Life
Interest accretion rate	4.9%	4.9%
Current discount rate	4.8%	5.2%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of actual variances from expected experience (1)	(178)	(191)
Adjusted beginning-of-year balance	6,000	5,988
New incidence	808	838
Interest	100	93
Benefit payments	(724)	(757)
Ending balance at original discount rate	6,184	6,162
Effect of cumulative changes in discount
rate assumptions	(425)	(593)
Balance as of end-of-period	5,759	5,569
Less: Reinsurance recoverables	3,439	4,284
Balance as of end-of-period, net of reinsurance	$2,320	$1,285

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the six months ended June 30, 2025 and 2024, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as we experienced more favorable reported incidence and claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2025		As of June 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,447	$5,759	$7,290	$5,569

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Group Protection
Gross premiums	$926	$893	$1,859	$1,789
Interest accretion	50	45	100	93

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
Group Protection
Interest accretion rate	3.4%	3.2%
Current discount rate	4.8%	5.2%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2025	2024
Balance as of beginning-of-year	$16,663	$15,752
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,515)	(853)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,178	16,605
Effect of actual variances from expected experience (1) (2)	116	136
Adjusted beginning-of-year balance	18,294	16,741
Interest accrual	452	410
Net assessments collected	681	638
Benefit payments	(532)	(521)
Balance as of end-of-period, excluding shadow
balance in AOCI	18,895	17,268
Effect of cumulative changes in shadow
balance in AOCI	(1,273)	(2,032)
Balance as of end-of-period	17,622	15,236
Less: Reinsurance recoverables	11,269	10,040
Balance as of end-of-period, net of reinsurance	$6,353	$5,196

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the six months ended June 30, 2025 and 2024, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $116 million and $138 million, respectively.
(2) For the six months ended June 30, 2025 and 2024, the effect of actual variances from expected experience, net of reinsurance, was $33 million and $79 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
UL and Other
Gross assessments	$787	$773	$1,597	$1,539
Interest accretion	229	206	452	410

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
UL and Other
Interest accretion rate	5.4%	5.4%

12. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$55,491	$7,240	$62,731
U.S. government bonds	543	20	–	563
State and municipal bonds	–	2,021	–	2,021
Foreign government bonds	–	235	–	235
RMBS	–	1,824	79	1,903
CMBS	–	1,846	41	1,887
ABS	–	11,546	3,000	14,546
Hybrid and redeemable preferred securities	43	118	91	252
Trading securities	–	1,598	296	1,894
Equity securities	2	254	78	334
Mortgage loans on real estate	–	–	232	232
Derivative investments (1)	–	13,818	65	13,883
Other investments – short-term investments	–	312	24	336
MRB assets	–	–	4,577	4,577
Other assets:
Ceded MRBs	–	–	20	20
Indexed annuity ceded embedded derivatives	–	–	2,134	2,134
LPR ceded derivative	–	–	198	198
Separate account assets	371	172,571	–	172,942
Total assets	$959	$261,654	$18,075	$280,688

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(13,089)	$(13,089)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	562	(92)	470
MRB liabilities	–	–	(1,205)	(1,205)
Other liabilities:
Ceded MRBs	–	–	(2,541)	(2,541)
Derivative liabilities (1)	–	(5,648)	(180)	(5,828)
Total liabilities	$–	$(5,086)	$(17,107)	$(22,193)

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

	For the Three Months Ended June 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,951	$(24)	$2	$222	$89	$7,240
RMBS	19	–	–	67	(7)	79
CMBS	30	–	–	18	(7)	41
ABS	2,631	–	(11)	419	(39)	3,000
Hybrid and redeemable preferred
securities	81	–	–	1	9	91
Trading securities	287	3	–	(1)	7	296
Equity securities	29	(1)	–	(4)	54	78
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments	15	–	–	9	–	24
Other assets:
Ceded MRBs (3)	102	(82)	–	–	–	20
Indexed annuity ceded embedded
derivatives (4)	1,918	130	–	86	–	2,134
LPR ceded derivative (5)	190	8	–	–	–	198
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,807)	(2,145)	–	(137)	–	(13,089)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(92)	–	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,103)	(438)	–	–	–	(2,541)
Derivative liabilities	(109)	(6)	–	–	–	(115)
Total, net	$(626)	$(2,556)	$(7)	$679	$106	$(2,404)

	For the Three Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,747	$(1)	$(8)	$171	$(92)	$6,817
RMBS	12	–	–	6	–	18
CMBS	8	–	–	14	–	22
ABS	1,692	–	7	365	(67)	1,997
Hybrid and redeemable preferred
securities	51	–	(1)	–	–	50
Trading securities	271	–	–	2	–	273
Equity securities	39	–	–	(1)	–	38
Mortgage loans on real estate	289	4	–	(35)	–	258
Derivative investments	1	(6)	–	(3)	–	(8)
Other assets:
Ceded MRBs (3)	59	(20)	–	–	–	39
Indexed annuity ceded embedded
derivatives (4)	973	11	–	772	–	1,756
LPR ceded derivative (5)	201	1	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,896)	(339)	–	(182)	–	(11,417)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(25)	(28)	–	–	–	(53)
Other liabilities – ceded MRBs (3)	(2,261)	72	–	–	–	(2,189)
Total, net	$(2,839)	$(306)	$(2)	$1,109	$(159)	$(2,197)

	For the Six Months Ended June 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,025	$(34)	$(1)	$139	$111	$7,240
RMBS	12	–	–	74	(7)	79
CMBS	8	–	–	40	(7)	41
ABS	2,099	(21)	7	897	18	3,000
Hybrid and redeemable preferred
securities	72	–	–	19	–	91
Trading securities	265	4	–	3	24	296
Equity securities	34	(8)	–	(2)	54	78
Mortgage loans on real estate	232	(2)	4	(2)	–	232
Other investments (4)	23	–	–	1	–	24
Other assets:
Ceded MRBs (3)	14	6	–	–	–	20
Indexed annuity ceded embedded
derivatives (4)	1,970	80	–	84	–	2,134
LPR ceded derivative (5)	190	8	–	–	–	198
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(12,449)	(472)	–	(168)	–	(13,089)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(33)	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,763)	222	–	–	–	(2,541)
Derivative liabilities	(136)	21	–	–	–	(115)
Total, net	$(3,463)	$(229)	$10	$1,085	$193	$(2,404)

	For the Six Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$–	$(16)	$481	$(117)	$6,817
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	–	18
CMBS	8	–	–	14	–	22
ABS	1,484	1	5	566	(59)	1,997
Hybrid and redeemable preferred
securities	48	–	2	–	–	50
Trading securities	284	–	–	(11)	–	273
Equity securities	42	(3)	–	(1)	–	38
Mortgage loans on real estate	288	4	1	(35)	–	258
Derivative investments	36	5	–	2	(51)	(8)
Other assets:
Ceded MRBs (3)	274	(235)	–	–	–	39
Indexed annuity ceded embedded
derivatives (4)	940	44	–	772	–	1,756
LPR ceded derivative (5)	206	(4)	–	–	–	202
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,015)	–	(325)	–	(11,417)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(53)	–	–	–	(53)
Other liabilities – ceded MRBs (3)	(1,149)	(1,040)	–	–	–	(2,189)
Total, net	$(129)	$(3,296)	$(9)	$1,469	$(232)	$(2,197)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$606	$(245)	$(6)	$(123)	$(10)	$222
RMBS	68	–	–	(1)	–	67
CMBS	33	(15)	–	–	–	18
ABS	577	(40)	–	(77)	(41)	419
Hybrid and redeemable preferred
securities	1	–	–	–	–	1
Trading securities	11	(10)	–	(2)	–	(1)
Equity securities	7	(11)	–	–	–	(4)
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments	9	–	–	–	–	9
Other assets – indexed annuity ceded
embedded derivatives	66	–	–	20	–	86
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(426)	–	–	289	–	(137)
Total, net	$953	$(321)	$(6)	$104	$(51)	$679

	For the Three Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$375	$(79)	$–	$(125)	$–	$171
RMBS	6	–	–	–	–	6
CMBS	14	–	–	–	–	14
ABS	462	(30)	–	(56)	(11)	365
Trading securities	4	–	–	(2)	–	2
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	–	(30)	–	(5)	–	(35)
Derivative investments	(3)	–	–	–	–	(3)
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	746	–	772
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(285)	–	–	103	–	(182)
Total, net	$599	$(140)	$–	$661	$(11)	$1,109

	For the Six Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$856	$(481)	$(6)	$(220)	$(10)	$139
RMBS	75	–	–	(1)	–	74
CMBS	55	(15)	–	–	–	40
ABS	1,171	(40)	(10)	(167)	(57)	897
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	61	(52)	–	(6)	–	3
Equity securities	10	(12)	–	–	–	(2)
Mortgage loans on real estate	1	(1)	–	(2)	–	(2)
Other investments	11	–	(10)	–	–	1
Other assets – indexed annuity ceded
embedded derivatives	90	–	–	(6)	–	84
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(656)	–	–	488	–	(168)
Total, net	$1,695	$(603)	$(26)	$86	$(67)	$1,085

	For the Six Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$911	$(206)	$(2)	$(221)	$(1)	$481
RMBS	6	–	–	–	–	6
CMBS	14	–	–	–	–	14
ABS	726	(30)	–	(119)	(11)	566
Trading securities	4	(2)	–	(13)	–	(11)
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	1	(31)	–	(5)	–	(35)
Derivative investments	4	–	(2)	–	–	2
Other assets – indexed annuity ceded
embedded derivatives	52	–	–	720	–	772
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(533)	–	–	208	–	(325)
Total, net	$1,185	$(270)	$(4)	$570	$(12)	$1,469

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments:
Trading securities (1)	$3	$(1)	$–	$(1)
Equity securities (1)	(1)	–	(7)	(2)
Mortgage loans on real estate (1)	(1)	(3)	(2)	(4)
Derivative investments (1)	(6)	(8)	(6)	8
MRBs (2)	438	160	(187)	845
Other assets – LPR ceded derivative (3)	8	1	8	(4)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	–	(28)	(33)	(53)
Embedded derivatives – indexed annuity
and IUL contracts (1)	206	228	375	469
Total, net	$647	$349	$148	$1,258

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(9)	$(27)	$(16)	$(37)
ABS	(5)	(20)	11	(20)
Hybrid and redeemable preferred
securities	–	(1)	–	1
Mortgage loans on real estate	2	–	4	1
Total, net	$(12)	$(48)	$(1)	$(55)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$90	$(1)	$89	$–	$(92)	$(92)
RMBS	–	(7)	(7)	–	–	–
CMBS	–	(7)	(7)	–	–	–
ABS	13	(52)	(39)	18	(85)	(67)
Hybrid and redeemable preferred
securities	9	–	9	–	–	–
Trading securities	7	–	7	–	–	–
Equity securities	54	–	54	–	–	–
Total, net	$173	$(67)	$106	$18	$(177)	$(159)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$112	$(1)	$111	$19	$(136)	$(117)
State and municipal bonds	–	–	–	–	(5)	(5)
RMBS	–	(7)	(7)	–	–	–
CMBS	–	(7)	(7)	–	–	–
ABS	70	(52)	18	49	(108)	(59)
Hybrid and redeemable preferred
securities	9	(9)	–	–	–	–
Trading securities	24	–	24	–	–	–
Equity securities	54	–	54	–	–	–
Derivative investments	–	–	–	–	(51)	(51)
Total, net	$269	$(76)	$193	$68	$(300)	$(232)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2025:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$170	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	2.9%	1.6%
CMBS	41	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.9%	1.8%
ABS	9	Discounted cash flow	Liquidity/duration adjustment (2)	1.1%	–	1.1%	1.1%
Hybrid and redeemable
preferred securities	39	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,577	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	1.9%	1.5%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.4%
Other assets:
Ceded MRBs (11)	20
Indexed annuity
ceded embedded
derivatives	2,134	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	198	Discounted cash flow	Lapse (3)	0.1%	–	2.0%	(10)
			Non-performance risk (6)	0.3%	–	1.9%	1.4%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(13,053)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,205)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	1.9%	1.5%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.4%
Other liabilities – ceded
MRBs (11)	(2,541)

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$185	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	3.1%	1.7%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.3%	1.3%
Hybrid and redeemable
preferred securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.9%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,860	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other assets:
Ceded MRBs (11)	14
Indexed annuity
ceded embedded
derivatives	1,970	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	190	Discounted cash flow	Lapse (3)	0.1%	–	2.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.4%
			Mortality (7)			(9)	(10)
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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2025	2024
Fair value	$232	$232
Aggregate contractual principal	265	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of June 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$20,750	$–	$20,750	$21,625
Other investments	–	647	5,342	5,989	5,989
Policy loans	–	2,542	–	2,542	2,542
Cash and invested cash	–	6,268	–	6,268	6,268

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(31,622)	$(31,622)	$(41,932)
Policyholder account balances – funding agreements	–	(1,030)	–	(1,030)	(1,000)
Short-term debt	–	(173)	–	(173)	(173)
Long-term debt	–	(2,176)	–	(2,176)	(2,150)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(27,031)	(27,031)	(27,031)

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2025.

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

As of June 30, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of June 30, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). A motion has been filed to stay the proceedings in this matter (as well as the Iwanski matter) pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuit captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (discussed above), and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the Glover provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski).

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) and Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, No. 25-cv-00152-GJP (E.D. Pa.), filed on December 4, 2024 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 9, 2025) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees and Wells Fargo Bank, in 2016 and 2017). We are vigorously defending these consolidated matters. Conestoga Trust, et al, v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018, was previously consolidated with the above civil actions. On April 2, 2025, we entered into an agreement with the plaintiffs in Conestoga Trust in full and final settlement of this matter, and the Conestoga Trust matter is now concluded.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the court entered judgment in favor of LNL.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $59 million as of June 30, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $96 million as of June 30, 2025, and December 31, 2024. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of June 30, 2025, and December 31, 2024, nets to recoveries of $37 million.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,655)	$(3,532)
Unrealized holding gains (losses)	972	(1,489)
Change in foreign currency exchange rate adjustment	482	(117)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(473)	2,215
Income tax benefit (expense)	(207)	(131)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(12)	(106)
Income tax benefit (expense)	3	22
Balance as of end-of-period	$(2,872)	$(2,970)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Unrealized holding gains (losses)	191	46
Change in foreign currency exchange rate adjustment	(474)	117
Income tax benefit (expense)	60	(35)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	31	27
Income tax benefit (expense)	(7)	(6)
Balance as of end-of-period	$155	$356
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$145	$1,069
OCI before reclassification	(42)	(841)
Income tax benefit (expense)	9	180
Balance as of end-of-period	$112	$408
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$795	$645
OCI before reclassification	(161)	241
Income tax benefit (expense)	34	(51)
Balance as of end-of-period	$668	$835
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(16)
Balance as of end-of-period	$(17)	$(16)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(19)	$(111)	Realized gain (loss)
Associated change in future contract benefits	7	5	Benefits
Reclassification before income tax benefit (expense)	(12)	(106)	Income (loss) before taxes
Income tax benefit (expense)	3	22	Federal income tax expense (benefit)
Reclassification, net of income tax	$(9)	$(84)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$1	$(1)	Net investment income
Foreign currency contracts	27	29	Net investment income
Foreign currency contracts	3	(1)	Realized gain (loss)
Reclassification before income tax benefit (expense)	31	27	Income (loss) before taxes
Income tax benefit (expense)	(7)	(6)	Federal income tax expense (benefit)
Reclassification, net of income tax	$24	$21	Net income (loss)

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

Income (loss) from operations is the internal measure used by our CODM that explains the results of our ongoing operations in a manner that allows for a better understanding of the underlying trends by excluding items that are not necessarily indicative of current operating fundamentals or future performance, and, in most instances, decisions regarding these adjustments do not necessarily relate to the operations of the individual business segments. Income (loss) from operations is used by our CODM to evaluate financial performance, to assess the budgeting and forecasting process and to determine future resource allocation. In the third quarter of 2024, we revised our definition of income (loss) from operations to exclude the impact of certain additional items that are not indicative of the ongoing operations of the business and may obscure trends in the underlying performance of the Company. The presentation of prior period income (loss) from operations was recast for such third quarter 2024 revisions to conform to the current period presentation.

Income (loss) from operations is GAAP net income (loss) excluding the following items, as applicable:

•Items related to annuity product features, which include changes in MRBs, income allocated to support the cost of hedging or future benefits, and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products (collectively, “net annuity product features”);
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
•Changes in the fair value of equity securities and certain other investments, the impact of certain derivatives, and realized gains (losses) on sales, disposals and impairments of financial assets (collectively, “investment gains (losses)”);
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
•Other items, which include the following: certain legal and regulatory accruals; severance expense related to initiatives that realign the workforce; transaction, integration and other costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business, and certain other corporate initiatives; mark-to-market adjustment related to the LNC stock component of deferred compensation plans (“deferred compensation mark-to-market adjustment”); gains (losses) on modification or early extinguishment of debt; and impacts from settlement or curtailment of defined benefit obligations; and
•Income tax benefit (expense) related to the above pre-tax items, including the effect of tax adjustments such as changes to deferred tax valuation allowances.

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,130	$1,218	$1,486	$328	$35	$4,197
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	30	626	910	–	4	1,570
Interest credited	439	222	1	174	13	849
Commissions	292	90	126	28	–	536
General and administrative expenses	126	131	227	83	35	602
Interest and debt expense	–	–	–	–	40	40
Other (3)	(13)	83	36	4	–	110
Total operating expenses	874	1,152	1,300	289	92	3,707
Total federal income tax expense (benefit)	34	8	39	5	(13)	73
Total income (loss) from operations	222	58	147	34	(44)	417
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						721
Net life insurance product features, pre-tax						(57)
Credit loss-related adjustments, pre-tax						(25)
Investment gains (losses), pre-tax						(81)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(55)
GLB rider fees ceded to LNBAR, pre-tax						(237)
Other items, pre-tax (6)(7)(8)						1
Income tax benefit (expense) related to
the above pre-tax items						(57)
Total net income (loss)						$627

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
Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization; expenses associated with LOCs and amortization of deferred loss on business sold through reinsurance.
Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs.
Other Operations: Taxes, licenses and fees; DAC capitalization and amortization and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $443 million; income allocated to support the cost of hedging or future benefits of $166 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $112 million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(6)    Includes severance expense related to initiatives to realign the workforce of $(2) million.

(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $2 million related to the sale of the wealth management business.
(8)    Includes deferred compensation mark-to-market adjustment of $1 million.

	For the Three Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,141	$1,318	$(3,051)	$323	$34	$(235)
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	39	717	(3,583)	–	1	(2,826)
Interest credited	378	227	1	168	7	781
Commissions	524	107	113	26	–	770
General and administrative expenses	235	138	226	83	45	727
Interest and debt expense	–	–	–	–	48	48
Other (3)	(329)	36	28	4	1	(260)
Total operating expenses	847	1,225	(3,215)	281	102	(760)
Total federal income tax expense (benefit)	42	14	35	5	(14)	82
Total income (loss) from operations	252	79	129	37	(54)	443
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax (5)						414
Net life insurance product features, pre-tax						(14)
Credit loss-related adjustments, pre-tax						(33)
Investment gains (losses), pre-tax						(204)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						43
GLB rider fees ceded to LNBAR, pre-tax						(232)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (7)						481
Other items, pre-tax (8)(9)						(23)
Income tax benefit (expense) related to
the above pre-tax items						(114)
Total net income (loss)						$761

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; broker-dealer expenses; taxes, licenses and fees and expenses associated with reserve financing and LOCs.
Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization.
Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization and expenses associated with LOCs.
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

(5)    Includes changes in MRBs of $167 million; income allocated to support the cost of hedging or future benefits of $171 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $76 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(7)    Relates to the sale of the wealth management business.
(8)    Includes severance expense related to initiatives to realign the workforce of $(7) million.
(9)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(16) million primarily related to the sale of the wealth management business.

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,249	$2,429	$2,957	$651	$77	$8,363
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	57	1,357	1,895	–	6	3,315
Interest credited	859	442	–	344	27	1,672
Commissions	590	178	253	55	–	1,076
General and administrative expenses	251	260	449	168	83	1,211
Interest and debt expense	–	–	–	–	80	80
Other (3)	(25)	176	65	11	–	227
Total operating expenses	1,732	2,413	2,662	578	196	7,581
Total federal income tax expense (benefit)	68	(11)	62	8	(20)	107
Total income (loss) from operations	449	27	233	65	(99)	675
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						256
Net life insurance product features, pre-tax						(36)
Credit loss-related adjustments, pre-tax						(53)
Investment gains (losses), pre-tax						(44)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(233)
GLB rider fees ceded to LNBAR, pre-tax						(469)
Other items, pre-tax (6)(7)(8)						(31)
Income tax benefit (expense) related to
the above pre-tax items						123
Total net income (loss)						$188

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

Other Operations: Taxes, licenses and fees; DAC capitalization and amortization and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $(176) million; income allocated to support the cost of hedging or future benefits of $346 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $86 million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(6)    Includes severance expense related to initiatives to realign the workforce of $(8) million.
(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(18) million related to the sale of the wealth management business.
(8)    Includes deferred compensation mark-to-market adjustment of $(5) million.

	For the Six Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,319	$2,498	$(1,626)	$640	$59	$3,890
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	66	1,454	(2,620)	–	1	(1,099)
Interest credited	731	449	2	335	16	1,533
Commissions	524	218	222	49	–	1,013
General and administrative expenses	235	279	435	168	83	1,200
Interest and debt expense	–	–	–	–	96	96
Other (3)	191	75	71	9	1	347
Total operating expenses	1,747	2,475	(1,890)	561	197	3,090
Total federal income tax expense (benefit)	97	(5)	55	10	(24)	133
Total income (loss) from operations	475	28	209	69	(114)	667
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax (5)						1,411
Net life insurance product features, pre-tax						(146)
Credit loss-related adjustments, pre-tax						(33)
Investment gains (losses), pre-tax						(260)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						90
GLB rider fees ceded to LNBAR, pre-tax						(462)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (7)						481
Other items, pre-tax (8)(9)(10)(11)						(94)
Income tax benefit (expense) related to
the above pre-tax items						(236)
Total net income (loss)						$1,418

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; broker-dealer expenses; taxes, licenses and fees and expenses associated with reserve financing and LOCs.

Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization.
Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization and expenses associated with LOCs.
Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs.
Other Operations: Reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs and taxes, licenses and fees.
(4)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.
(5)    Includes changes in MRBs of $863 million; income allocated to support the cost of hedging or future benefits of $330 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $218 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(7)    Relates to the sale of the wealth management business.
(8)    Includes certain legal accruals of $(3) million.
(9)    Includes severance expense related to initiatives to realign the workforce of $(56) million.
(10)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(27) million primarily related to the sale of the wealth management business.
(11)    Includes deferred compensation mark-to-market adjustment of $(8) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,130	$1,218	$1,486	$328	$35	$4,197
Revenue adjustments from annuity and life
insurance product features	278	(65)	–	–	–	213
Credit loss-related adjustments	(2)	(2)	–	(7)	(14)	(25)
Investment gains (losses)	9	(15)	–	(3)	(72)	(81)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(27)	(7)	(16)	–	(5)	(55)
GLB rider fees ceded to LNBAR	(237)	–	–	–	–	(237)
Total revenues	$1,151	$1,129	$1,470	$318	$(56)	$4,012

	For the Three Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,141	$1,318	$(3,051)	$323	$34	$(235)
Revenue adjustments from annuity and life
insurance product features	245	(21)	–	–	–	224
Credit loss-related adjustments	(18)	7	–	(13)	(9)	(33)
Investment gains (losses)	(23)	5	(7)	(61)	(118)	(204)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	32	11	–	–	–	43
GLB rider fees ceded to LNBAR	(232)	–	–	–	–	(232)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses	–	–	–	–	481	481
Total revenues	$1,145	$1,320	$(3,058)	$249	$388	$44

(1)    Reflects day one impacts pertaining to the second quarter 2024 reinsurance transaction. For more information, see Note 7.

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,249	$2,429	$2,957	$651	$77	$8,363
Revenue adjustments from annuity and life
insurance product features	432	(47)	–	–	–	385
Credit loss-related adjustments	(19)	(1)	(2)	(9)	(22)	(53)
Investment gains (losses)	7	12	1	(6)	(58)	(44)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(121)	(43)	(52)	–	(17)	(233)
GLB rider fees ceded to LNBAR	(469)	–	–	–	–	(469)
Total revenues	$2,079	$2,350	$2,904	$636	$(20)	$7,949

	For the Six Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,319	$2,498	$(1,626)	$640	$59	$3,890
Revenue adjustments from annuity and life
insurance product features	548	(154)	–	–	–	394
Credit loss-related adjustments	(22)	12	–	(12)	(11)	(33)
Investment gains (losses)	(2)	(1)	(7)	(66)	(184)	(260)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	66	23	–	–	1	90
GLB rider fees ceded to LNBAR	(461)	–	–	(1)	–	(462)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses	–	–	–	–	481	481
Total revenues	$2,448	$2,378	$(1,633)	$561	$346	$4,100

(1)    Reflects day one impacts pertaining to the second quarter 2024 reinsurance transaction. For more information, see Note 7.

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Net Investment Income
Annuities	$502	$455	$997	$871
Life Insurance	495	423	972	891
Group Protection	92	88	178	172
Retirement Plan Services	250	245	499	485
Other Operations	22	21	56	37
Total net investment income	$1,361	$1,232	$2,702	$2,456

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturity AFS securities:
Gross gains	$3	$9	$7	$16
Gross losses	(56)	(120)	(64)	(178)
Credit loss benefit (expense) (1)	(19)	(23)	(47)	(25)
Realized gain (loss) on equity securities (2)	4	1	(1)	12
Credit loss benefit (expense) on mortgage loans on
real estate (1)	(8)	(17)	(10)	(17)
Credit loss benefit (expense) on reinsurance-related assets	3	7	5	9
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	(157)	(68)	(297)	(201)
Indexed product derivative results (5)	67	77	(1)	222
GLB rider fees ceded to LNBAR and attributed fees	(37)	(31)	(70)	(61)
Realized gain (loss) on subsidiaries/businesses (6)	–	481	–	481
Other realized gain (loss)	38	(33)	69	(32)
Total realized gain (loss)	$(162)	$283	$(409)	$226

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $4 million for the three months ended June 30, 2025 and 2024, and $7 million and $16 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $(2) million and $3 million for the six months ended June 30, 2025 and 2024, respectively.
(5) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(6) Relates to the sale of the wealth management business.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 17% and (13)% for the three and six months ended June 30, 2025, respectively, compared to 18% and 19%, respectively, for the corresponding periods in 2024. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended June 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the six months ended June 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to preferential tax items exceeding the tax expense at 21% on pre-tax income.

For the three and six months ended June 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

18. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Six Months Ended June 30,
	2025	2024
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$(6)	$(6,797)
Extraordinary dividend to LNC in the form of fixed maturity AFS securities,
mortgage loans on real estate and accrued investment income	–	(929)
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	(8)	287

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of June 30, 2025, compared with December 31, 2024, and the results of operations for the three and six months ended June 30, 2025, compared with the corresponding periods in 2024 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2024 Form 10-K and Note 1 herein for a description of the business.

In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 15. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in most instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), investment-type annuity (including registered index-linked annuities (“RILA”), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) and funding agreement products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2024 Form 10-K.

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

As of June 30, 2025, we had an approximate $1.3 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024 (1)	2025	2024 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$222	$252	$449	$475
Life Insurance	58	79	27	28
Group Protection	147	129	233	209
Retirement Plan Services	34	37	65	69
Other Operations	(44)	(54)	(99)	(114)
Net annuity product features, pre-tax (2)	721	414	256	1,411
Net life insurance product features, pre-tax	(57)	(14)	(36)	(146)
Credit loss-related adjustments, pre-tax	(25)	(33)	(53)	(33)
Investment gains (losses), pre-tax	(81)	(204)	(44)	(260)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (3)	(55)	43	(233)	90
GLB rider fees ceded to LNBAR, pre-tax	(237)	(232)	(469)	(462)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (4)	–	481	–	481
Other items, pre-tax (5) (6) (7) (8)	1	(23)	(31)	(94)
Income tax benefit (expense) related to the
above pre-tax items	(57)	(114)	123	(236)
Net income (loss)	$627	$761	$188	$1,418

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    For the three months ended June 30, 2025 and 2024, includes changes in MRBs of $443 million and $167 million, respectively; income allocated to support the cost of hedging or future benefits of $166 million and $171 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $112 million and $76 million, respectively. For the six months ended June 30, 2025 and 2024, includes changes in MRBs of $(176) million and $863 million, respectively; income allocated to support the cost of hedging or future benefits of $346 million and $330 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $86 million and $218 million, respectively.
(3)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions. For more information, see Note 7.
(4)    For information on the sale of the wealth management business, see Note 1 in our 2024 Form 10-K.
(5)    Includes certain legal accruals of $(3) million for the six months ended June 30, 2024.
(6)    Includes severance expense related to initiatives to realign the workforce of $(2) million and $(7) million for the three months ended June 30, 2025 and 2024, respectively, and $(8) million and $(56) million for the six months ended June 30, 2025 and 2024, respectively.
(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives primarily related to the sale of the wealth management business of $2 million and $(16) million for the three months ended June 30, 2025 and 2024, respectively, and $(18) million and $(27) million for the six months ended June 30, 2025 and 2024, respectively.
(8)    Includes deferred compensation mark-to-market adjustment of $1 million for the three months ended June 30, 2025, and $(5) million and $(8) million for the six months ended June 30, 2025 and 2024, respectively.

Comparison of the Three Months Ended June 30, 2025 to 2024

Net income decreased due primarily to the following:

•Gain on other non-financial assets in 2024 due to the sale of the wealth management business.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of embedded derivatives related to certain reinsurance arrangements.
•Lower income from operations in our Annuities and Life Insurance segments.
•Higher losses in net life insurance product features driven by change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.

The decrease in net income was partially offset by the following:

•Higher gain in net annuity product features driven by the impact of capital markets.
•Lower investment losses driven by lower losses on fixed maturity AFS securities and derivative investments.
•Higher investment income on alternative investments.
•Improvement in our total loss ratio in our Group Protection segment.

Comparison of the Six Months Ended June 30, 2025 to 2024

Net income decreased due primarily to the following:

•Lower gain in net annuity product features driven by the impact of capital markets.
•Gain on other non-financial assets in 2024 due to the sale of the wealth management business.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of embedded derivatives related to certain reinsurance arrangements.

The decrease in net income was partially offset by the following:

•Lower investment losses driven by lower losses on derivative investments and fixed maturity AFS securities.
•Lower loss in net life insurance product features driven by change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Higher investment income on alternative investments.
•Improvement in our total loss ratio in our Group Protection segment.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$28	$34	$50	$60
Fee income	526	539	1,067	1,072
Net investment income	526	485	1,034	941
Other revenues (2)	50	83	98	246
Total operating revenues	1,130	1,141	2,249	2,319
Operating Expenses
Benefits (1)	35	37	63	64
Interest credited	439	378	859	731
Policyholder liability remeasurement (gain) loss	(5)	2	(6)	2
Commissions and other expenses	405	430	816	950
Total operating expenses	874	847	1,732	1,747
Income (loss) from operations before taxes	256	294	517	572
Federal income tax expense (benefit)	34	42	68	97
Income (loss) from operations	$222	$252	$449	$475

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

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues due to the 2024 reinsurance transaction.
•Lower net investment income, net of interest credited, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues.
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher other costs pertaining to business operations and higher deferred acquisition costs (“DAC”) amortization.
•Lower fee income driven by lower average daily separate account balances.

The decrease in income from operations was partially offset by policyholder liability remeasurement gain in 2025 compared to a loss in 2024 driven by more favorable experience on income annuities than expected.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues due to the 2024 reinsurance transaction.
•Lower net investment income, net of interest credited, which more than offset impacts from higher average general account balances, improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues.
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher DAC amortization and higher other costs pertaining to business operations.

The decrease in income from operations was partially offset by the following:

•Lower federal income tax expense due to unfavorable separate account dividends-received deduction true-ups in 2024.
•Policyholder liability remeasurement gain in 2025 compared to a loss in 2024 driven by more favorable experience on income annuities than expected.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and six months ended June 30, 2025, and 10% and 11%, respectively, for the corresponding periods in 2024.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$198	$393	$423	$613
Fee income	502	506	1,015	1,013
Net investment income	465	391	889	818
Other revenues (2)	53	28	102	54
Total operating revenues	1,218	1,318	2,429	2,498
Operating Expenses
Benefits	594	702	1,321	1,380
Interest credited	222	227	442	449
Policyholder liability remeasurement (gain) loss	32	15	36	74
Commissions and other expenses (2)	304	281	614	572
Total operating expenses	1,152	1,225	2,413	2,475
Income (loss) from operations before taxes	66	93	16	23
Federal income tax expense (benefit)	8	14	(11)	(5)
Income (loss) from operations	$58	$79	$27	$28

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)    For information on amortization of deferred gain (loss) on business sold through reinsurance, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Lower insurance premiums attributable to affiliate reinsurance activity.
•Higher policyholder liability remeasurement loss driven by more unfavorable actual to expected mortality experience within UL-type contracts with secondary guarantees.

The decrease in income from operations for this segment was partially offset by the following:

•Lower benefits driven by affiliate reinsurance activity and improved mortality for the block in aggregate due to lower claims incidence.
•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased modestly as lower insurance premiums attributable primarily to affiliate reinsurance activity was almost entirely offset by the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.
•Lower benefits driven by affiliate reinsurance activity and improved mortality for the block in aggregate due to lower claims incidence.
•Lower policyholder liability remeasurement loss driven by more favorable actual to expected mortality experience within UL-type contracts with secondary guarantees.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums	$1,386	$(3,194)	$2,766	$(1,909)
Net investment income	92	88	178	172
Other revenues (1)	8	55	13	111
Total operating revenues	1,486	(3,051)	2,957	(1,626)
Operating Expenses
Benefits	977	(3,459)	1,996	(2,429)
Interest credited	1	1	–	2
Policyholder liability remeasurement (gain) loss	(67)	(124)	(101)	(191)
Commissions and other expenses	389	367	767	728
Total operating expenses	1,300	(3,215)	2,662	(1,890)
Income (loss) from operations before taxes	186	164	295	264
Federal income tax expense (benefit)	39	35	62	55
Income (loss) from operations	$147	$129	$233	$209

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and the ceded net investment income related to the 2024 reinsurance transaction. For more information on the reinsurance transaction, see “Additional Information” below.

Comparison of the Three and Six Months Ended June 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to the 2024 reinsurance transaction, growth in business in force and persistency.
•Higher net investment income, net of interest credited, driven by growth in business in force.

The increase in income from operations was partially offset by the following:

•Lower other revenues due to the 2024 reinsurance transaction.
•Higher commissions and other expenses due to incentive compensation as a result of increased production performance.
•Higher benefits, net of policyholder liability remeasurement gain, due to the 2024 reinsurance transaction, less favorable claims experience than expected and growth in business in force, partially offset by lower incidence and claims severity in our life business and lower incidence in our disability business.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. Insurance premiums and benefits for the three and six months ended June 30, 2024, reflect day one impacts of $4.5 billion attributable to the reinsurance agreements that had no income (loss) from operations effect. See Note 7 for more information.

Our total loss ratio for the three and six months ended June 30, 2025, was 65.7% and 68.5%, respectively, compared to 70.1% and 72.5% for the corresponding periods in 2024 not including the day one impact of the second quarter 2024 reinsurance agreement discussed above. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2024 Form 10-K.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Fee income	$71	$70	$141	$139
Net investment income	250	245	499	485
Other revenues (1)	7	8	11	16
Total operating revenues	328	323	651	640
Operating Expenses
Interest credited	174	168	344	335
Commissions and other expenses	115	113	234	226
Total operating expenses	289	281	578	561
Income (loss) from operations before taxes	39	42	73	79
Federal income tax expense (benefit)	5	5	8	10
Income (loss) from operations	$34	$37	$65	$69

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower net investment income, net of interest credited, driven by an increase in crediting rates, partially offset by impacts to portfolio yields from the current interest rate environment and higher investment income on surplus investments.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower other revenues due to a plan termination during the fourth quarter of 2024.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment and higher investment income on surplus investments, partially offset by an increase in crediting rates.
•Higher fee income driven by higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 15% and 19% for the three and six months ended June 30, 2025, and 13% for the corresponding periods in 2024. The increase in the outflow rate for the six months ended June 30, 2025, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 12% and 14% as of June 30, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024 (1)	2025	2024 (1)
Operating Revenues
Net investment income (2)	22	21	56	37
Other revenues (3)	13	13	21	22
Total operating revenues	35	34	77	59
Operating Expenses
Benefits	3	–	5	1
Interest credited	13	8	27	17
Policyholder liability remeasurement (gain) loss	1	1	1	–
Other expenses	35	45	83	83
Interest and debt expense	40	48	80	96
Total operating expenses	92	102	196	197
Income (loss) from operations before taxes	(57)	(68)	(119)	(138)
Federal income tax expense (benefit)	(13)	(14)	(20)	(24)
Income (loss) from operations	$(44)	$(54)	$(99)	$(114)

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes our institutional pension business, which has a corresponding offset in benefits for changes in reserves, and funding agreements, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(3)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended June 30, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses associated with strategic initiatives.
•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.

The decrease in loss from operations was partially offset by lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

Comparison of the Six Months Ended June 30, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.
•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Lower other expenses associated with strategic initiatives.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $640 million and $(1.7) billion for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received capital contributions from LNC of $800 million for the three and six months ended June 30, 2025, compared to none for the corresponding periods in 2024. We paid cash dividends to LNC of $170 million and $400 million during the three and six months ended June 30, 2025, respectively, compared to $15 million and $195 million for the corresponding periods in 2024. During the second quarter of 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We also received dividends from our subsidiaries of $66 million and $236 million during the three and six months ended June 30, 2025, respectively, compared to $79 million and $256 million for the corresponding periods in 2024.

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

During the second quarter of 2024, we entered into a coinsurance with funds withheld reinsurance agreement with LPINE. For more information, see Note 7.

Debt

For information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2024 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of June 30, 2025 and December 31, 2024, we had $173 million and $24 million, respectively, of outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, we had $1.7 billion and $1.8 billion, respectively, of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.7 billion. As of June 30, 2025, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of June 30, 2025. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of June 30, 2025, we had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $155 million and $418 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2025, we were in a net collateral payable position of $4.8 billion compared to $6.9 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On June 16, 2025, the court granted final approval of the Glover provisional settlement (which encompasses all policies at issue in Glover as well as in TVPX ARS INC., Vida and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC) and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement is subject to the outcome of the appeal.

Reference is made to the lawsuit captioned Conestoga Trust, et al, v. Lincoln National Corp., et al., previously disclosed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. On April 2, 2025, we entered into an agreement with the plaintiffs in Conestoga Trust in full and final settlement of this matter, and the Conestoga Trust matter is now concluded.

Reference is made to the tax assessment proceeding captioned Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our 2024 Form 10-K. On July 16, 2025, the court entered judgment in favor of LNL.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the six months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 94, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2025

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 7, 2025	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)