Form 10-Q
period 2025-09-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2025-11-06
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
OR
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

As of November 6, 2025, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $90,371; 2024 - $88,978; allowance for credit losses: 2025 - $97; 2024 - $46)	$85,186	$81,900
Trading securities	1,837	2,005
Equity securities	537	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $230; 2024 - $232)	22,092	20,940
Policy loans	2,574	2,465
Derivative investments	10,405	9,512
Other investments	7,489	6,935
Total investments	130,120	124,051
Cash and invested cash	9,944	4,505
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,511	12,426
Reinsurance recoverables, net of allowance for credit losses	49,355	48,943
Deposit assets, net of allowance for credit losses	33,383	30,537
Market risk benefit assets	4,694	4,860
Accrued investment income	1,047	993
Goodwill	1,144	1,144
Other assets	9,100	9,529
Separate account assets	179,860	168,438
Total assets	$431,158	$405,426
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$132,874	$125,818
Future contract benefits	42,128	40,002
Funds withheld reinsurance liabilities	29,610	26,810
Market risk benefit liabilities	1,190	1,046
Deferred front-end loads	7,368	6,750
Payables for collateral on investments	11,140	9,876
Short-term debt	105	24
Long-term debt	2,147	2,173
Other liabilities	12,922	13,977
Separate account liabilities	179,860	168,438
Total liabilities	419,344	394,914

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	14,028	13,015
Retained earnings (deficit)	(482)	(173)
Accumulated other comprehensive income (loss)	(1,732)	(2,330)
Total stockholder’s equity	11,814	10,512
Total liabilities and stockholder’s equity	$431,158	$405,426

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Insurance premiums	$458	$1,559	$3,698	$322
Fee income	1,147	1,118	3,379	3,347
Net investment income	1,439	1,309	4,152	3,775
Realized gain (loss)	(330)	(571)	(740)	(345)
Other revenues	75	67	248	483
Total revenues	2,789	3,482	10,737	7,582
Expenses
Benefits	547	1,572	3,925	583
Policyholder liability remeasurement (gain) loss	(130)	(63)	(204)	(182)
Interest credited	887	808	2,559	2,341
Market risk benefit (gain) loss	(200)	676	(27)	(190)
Commissions and other expenses	1,338	1,238	3,891	3,932
Interest and debt expense	39	46	119	142
Total expenses	2,481	4,277	10,263	6,626
Income (loss) before taxes	308	(795)	474	956
Federal income tax expense (benefit)	33	(195)	11	138
Net income (loss)	275	(600)	463	818
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	466	320	1,003	989
Market risk benefit non-performance risk gain (loss)	(171)	373	(204)	(288)
Policyholder liability discount rate remeasurement gain (loss)	(73)	(226)	(201)	(36)
Foreign currency translation adjustment	–	(1)	–	(1)
Total other comprehensive income (loss), net of tax	222	466	598	664
Comprehensive income (loss)	$497	$(134)	$1,061	$1,482

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock
Balance as of beginning-of-period	$13,853	$12,991	$13,015	$12,961
Capital contribution from Lincoln National Corporation	162	–	962	–
Stock compensation/issued for benefit plans	13	13	51	43
Balance as of end-of-period	14,028	13,004	14,028	13,004

Retained Earnings (Deficit)
Balance as of beginning-of-period	(385)	(575)	(173)	(869)
Net income (loss)	275	(600)	463	818
Dividends paid to Lincoln National Corporation	(165)	(125)	(565)	(1,249)
Non-cash dividend to Lincoln National Corporation for
settlement of an inter-company tax receivable	(207)	–	(207)	–
Balance as of end-of-period	(482)	(1,300)	(482)	(1,300)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,954)	(1,387)	(2,330)	(1,585)
Other comprehensive income (loss), net of tax	222	466	598	664
Balance as of end-of-period	(1,732)	(921)	(1,732)	(921)
Total stockholder’s equity as of end-of-period	$11,814	$10,783	$11,814	$10,783

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$463	$818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	740	345
Market risk benefit (gain) loss	(27)	(190)
Sales and maturities (purchases) of trading securities, net	232	207
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	517	548
Accrued investment income	(37)	(49)
Insurance liabilities and reinsurance-related balances	(1,279)	(1,316)
Accrued expenses	24	(10)
Federal income tax accruals	(27)	383
Cash management agreement	311	(1,500)
Other	(1,204)	(997)
Net cash provided by (used in) operating activities	(287)	(1,761)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,786)	(7,775)
Sales of available-for-sale securities and equity securities	2,117	1,055
Maturities of available-for-sale securities	8,356	6,187
Purchases of other investments	(1,541)	(884)
Sales and repayments of other investments	797	251
Issuance of mortgage loans on real estate	(2,805)	(3,087)
Repayment and maturities of mortgage loans on real estate	1,775	992
Repayment (issuance) of policy loans, net	(109)	(35)
Net change in collateral on investments, certain derivatives and related settlements	2,741	3,657
Cash received from disposition, net of cash transferred	–	512
Other	125	(83)
Net cash provided by (used in) investing activities	(330)	790
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	962	–
Payment of long-term debt, including current maturities	–	(50)
Issuance (payment) of short-term debt	81	(521)
Payment related to sale-leaseback transactions	(5)	(12)
Proceeds from certain financing arrangements	33	53
Payment related to certain financing arrangements	(98)	(103)
Policyholder account balances:
Deposits	15,385	12,302
Withdrawals	(9,236)	(8,951)
Transfers from (to) separate accounts, net	(490)	131
Common stock issued for benefit plans	(11)	(8)
Dividends paid to Lincoln National Corporation	(565)	(320)
Net cash provided by (used in) financing activities	6,056	2,521
Net increase (decrease) in cash, invested cash and restricted cash	5,439	1,550
Cash, invested cash and restricted cash as of beginning-of-year	4,505	3,193
Cash, invested cash and restricted cash as of end-of-period	$9,944	$4,743
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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior period consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Effective in the third quarter of 2025, we reclassified the investments in company-owned life insurance from other assets to other investments on the Consolidated Balance Sheets and the associated income statement activity from other revenues to net investment income on the Statements of Consolidated Comprehensive Income (Loss), which had no impact to total assets, total stockholder’s equity, total net income (loss) or net cash provided by (used in) investing activities in any such prior period.

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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.	January 1, 2025 (Annual Filings)	We do not expect the adoption to have a material impact to the consolidated financial statements, including disclosures within the Federal Income Taxes Note.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).	January 1, 2028	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,127	$867	$5,479	$49	$63,466
U.S. government bonds	641	8	31	–	618
State and municipal bonds	2,190	39	230	–	1,999
Foreign government bonds	276	14	50	–	240
RMBS	2,040	40	114	6	1,960
CMBS	2,141	16	93	–	2,064
ABS	14,728	135	227	41	14,595
Hybrid and redeemable preferred securities	228	24	7	1	244
Total fixed maturity AFS securities	$90,371	$1,143	$6,231	$97	$85,186

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$67,991	$560	$6,704	$14	$61,833
U.S. government bonds	427	3	40	–	390
State and municipal bonds	2,391	27	270	–	2,148
Foreign government bonds	277	12	56	–	233
RMBS	1,849	23	162	7	1,703
CMBS	1,713	5	135	–	1,583
ABS	14,103	99	409	24	13,769
Hybrid and redeemable preferred securities	227	25	10	1	241
Total fixed maturity AFS securities	$88,978	$754	$7,786	$46	$81,900

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,246	$4,212
Due after one year through five years	19,361	19,141
Due after five years through ten years	13,282	12,930
Due after ten years	34,573	30,284
Subtotal	71,462	66,567
Structured securities (RMBS, CMBS, ABS)	18,909	18,619
Total fixed maturity AFS securities	$90,371	$85,186

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$7,540	$979	$31,661	$4,500	$39,201	$5,479
U.S. government bonds	69	6	200	25	269	31
State and municipal bonds	172	25	927	205	1,099	230
Foreign government bonds	–	–	141	50	141	50
RMBS	227	7	817	107	1,044	114
CMBS	142	2	1,024	91	1,166	93
ABS	1,726	28	3,622	199	5,348	227
Hybrid and redeemable
preferred securities	11	1	63	6	74	7
Total fixed maturity AFS securities	$9,887	$1,048	$38,455	$5,183	$48,342	$6,231

Total number of fixed maturity AFS securities in an unrealized loss position						5,628

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,388	$1,290	$29,045	$5,414	$45,433	$6,704
U.S. government bonds	85	3	224	37	309	40
State and municipal bonds	652	61	721	209	1,373	270
Foreign government bonds	29	5	118	51	147	56
RMBS	658	29	724	133	1,382	162
CMBS	475	29	777	106	1,252	135
ABS	2,801	106	3,826	303	6,627	409
Hybrid and redeemable
preferred securities	18	1	93	9	111	10
Total fixed maturity AFS securities	$21,106	$1,524	$35,528	$6,262	$56,634	$7,786

Total number of fixed maturity AFS securities in an unrealized loss position						6,645

(1) As of September 30, 2025, and December 31, 2024, we recognized $20 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$1,155	$514	179
Six months or greater, but less than nine months	458	158	133
Nine months or greater, but less than twelve months	709	205	176
Twelve months or greater	5,083	2,125	898
Total	$7,405	$3,002	1,386

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,209	$1,556	780
Six months or greater, but less than nine months	365	195	209
Nine months or greater, but less than twelve months	71	28	36
Twelve months or greater	4,305	2,142	734
Total	$9,950	$3,921	1,759

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.6 billion for the nine months ended September 30, 2025. As discussed further below, we do not believe the unrealized loss position as of September 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $2.7 billion, respectively, and a fair value of $2.7 billion. Based upon the analysis discussed above, we believe that as of September 30, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended September 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$36	$5	$43	$1	$85
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	14	–	–	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	5	1	(1)	–	5
Reductions for disposed securities	–	–	(1)	–	(1)
Reductions for securities charged off	(6)	–	–	–	(6)
Balance as of end-of-period (2)	$49	$6	$41	$1	$97

	As of or For the Nine Months Ended September 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	31	–	12	–	43
Additions (reductions) for securities for which
credit losses were previously recognized	17	(1)	7	–	23
Reductions for disposed securities	–	–	(1)	–	(1)
Reductions for securities charged off	(13)	–	(1)	–	(14)
Balance as of end-of-period (2)	$49	$6	$41	$1	$97

	As of or For the Three Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$19	$1	$39
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	6	–	1	–	7
Additions (reductions) for securities for which
credit losses were previously recognized	4	–	3	–	7
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged off	(6)	–	–	–	(6)
Balance as of end-of-period (2)	$17	$6	$23	$1	$47

	As of or For the Nine Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	8	–	15	–	23
Additions (reductions) for securities for which
credit losses were previously recognized	12	–	4	–	16
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged off	(11)	–	–	–	(11)
Balance as of end-of-period (2)	$17	$6	$23	$1	$47

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of September 30, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $808 million and $812 million, respectively, and was excluded from the estimate of credit losses.

Losses from loan modifications were $3 million and less than $1 million for the three months ended September 30, 2025 and 2024, respectively, and $21 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,532	$4,387	$21,919	$17,424	$3,387	$20,811
30 to 59 days past due	–	69	69	6	71	77
60 to 89 days past due	–	44	44	–	33	33
90 or more days past due	36	125	161	35	90	125
Allowance for credit losses	(97)	(68)	(165)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	103	98	(6)	83	77
Mark-to-market gains (losses) (1)	(34)	–	(34)	(31)	–	(31)
Total carrying value	$17,432	$4,660	$22,092	$17,329	$3,611	$20,940

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of September 30, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $20 million, respectively. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of September 30, 2025 and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 12.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of September 30, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$6	$4
Residential mortgage loans on real estate	128	92
Total	$134	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$916	1.59	$133	1.32	$11	1.20	$1,060
2024	1,544	1.68	71	1.43	1	2.01	1,616
2023	1,310	1.87	38	1.37	1	1.17	1,349
2022	1,710	2.20	80	1.59	5	1.81	1,795
2021	2,214	3.66	39	1.70	9	2.20	2,262
2020 and prior	9,415	2.55	48	1.54	18	1.88	9,481
Total	$17,109		$409		$45		$17,563

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,317	1.77	44	1.36	–	–	1,361
2022	1,721	2.11	94	1.55	4	1.30	1,819
2021	2,249	3.49	47	1.52	–	–	2,296
2020	1,158	3.33	4	1.53	–	–	1,162
2019 and prior	9,056	2.38	126	1.58	8	1.30	9,190
Total	$17,049		$398		$12		$17,459

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,156	$–	$1,156
2024	1,951	51	2,002
2023	455	20	475
2022	443	32	475
2021	392	14	406
2020 and prior	203	11	214
Total	$4,600	$128	$4,728

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$97	$65	$162
Additions (reductions) from provision for credit loss
expense (1)	3	3	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

	As of or For the Nine Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	1	15	16
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

	As of or For the Three Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$92	$40	$132
Additions (reductions) from provision for credit loss
expense (1)	40	7	47
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$122	$47	$169

	As of or For the Nine Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	46	19	65
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$122	$47	$169

(1) We recognized $(1) million and less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2025 and 2024, respectively, and less than $1 million for the nine months ended September 30, 2025 and 2024.
(2) Accrued investment income on mortgage loans on real estate totaled $109 million and $88 million as of September 30, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2025, and December 31, 2024, alternative investments included investments in 362 and 351 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(19)	$(10)	$(48)	$(20)
RMBS	(1)	–	1	–
ABS	2	(4)	(18)	(19)
Total credit loss benefit (expense)	$(18)	$(14)	$(65)	$(39)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$8,743	$8,743	$7,069	$7,069
Securities pledged under securities lending agreements (2)	172	165	157	151
Securities pledged under repurchase agreements (3)	210	224	–	–
Investments pledged for FHLB (4)	2,015	2,758	2,650	3,657
Total payables for collateral on investments	$11,140	$11,890	$9,876	$10,877

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
(3) Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on the Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. This also includes payable from cash collateral received as a result of market value fluctuations on our pledged securities. The cash received in our repurchase program is typically invested in cash and invested cash or fixed maturity AFS securities.
(4) Our pledged investments for Federal Home Loan Bank (“FHLB”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine Months Ended September 30,
	2025	2024
Collateral payable for derivative investments	$1,674	$2,018
Securities pledged under securities
lending agreements	15	(20)
Securities pledged under repurchase agreements	210	–
Investments pledged for FHLB	(635)	550
Total increase (decrease) in payables for
collateral on investments	$1,264	$2,548

We have elected not to offset our repurchase agreements and securities lending transactions in the consolidated financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$–	$–	$207	$–	$207
Securities Lending
Corporate bonds	$161	$–	$–	$–	$161
Foreign government bonds	8	–	–	–	8
Equity securities	3	–	–	–	3
Total gross secured borrowings	$172	$–	$207	$–	$379

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.6 billion, and we had re-pledged $593 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, our funding agreement-backed repurchase agreement (“FABR”) program, membership obligations with the FHLB and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements — FABR Program” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of September 30, 2025	As of December 31, 2024
Fixed maturity AFS securities	$2,297	$1,736
Trading securities	24	23
Equity securities	3	12
Mortgage loans on real estate	2,486	3,530
Other investments	20	21
Cash and invested cash	53	110
Total assets pledged as collateral	$4,883	$5,432

Investment Commitments

As of September 30, 2025, our investment commitments were $5.9 billion, which included $3.6 billion of limited partnerships (“LPs”), $1.4 billion of mortgage loans on real estate, $600 million of asset-backed variable interest entities and $351 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2025, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.4 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.5 billion and $16.2 billion, respectively, or 13% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $10.9 billion and $10.7 billion, respectively, or 8% and 9%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.5 billion and $5.1 billion as of September 30, 2025, and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,075	$20	$3	$632	$2	$16
Foreign currency contracts (1)	4,919	404	134	4,738	556	44
Total cash flow hedges	5,994	424	137	5,370	558	60
Fair value hedges:
Interest rate contracts (1)	564	1	22	435	8	16
Foreign currency contracts (1)	25	–	2	25	1	–
Total fair value hedges	589	1	24	460	9	16
Non-Qualifying Hedges
Interest rate contracts (1)	84,378	80	361	75,445	63	439
Foreign currency contracts (1)	337	16	5	348	30	2
Equity market contracts (1)	277,260	16,790	6,489	191,171	13,072	3,879
Credit contracts (1)	1	–	–	57	–	–
LPR ceded derivative (2)	–	204	–	–	190	–
Embedded derivatives:
Reinsurance-related (3)	–	188	–	–	728	–
RILA, fixed indexed annuity and IUL
contracts (4)	–	2,320	14,918	–	1,970	12,449
Total derivative instruments	$368,559	$20,023	$21,934	$272,851	$16,620	$16,845

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$17,128	$18,734	$23,297	$26,858	$–	$86,017
Foreign currency contracts (2)	283	1,326	1,778	1,852	42	5,281
Equity market contracts	224,682	39,756	10,794	7	2,021	277,260
Credit contracts	–	1	–	–	–	1
Total derivative instruments with
notional amounts	$242,093	$59,817	$35,869	$28,717	$2,063	$368,559

(1) As of September 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was January 28, 2030.
(2) As of September 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$634	$484	$27	$7

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	29	46
Foreign currency contracts	234	167
Change in foreign currency exchange rate adjustment	(433)	(121)
Income tax benefit (expense)	37	(20)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	–	(2)
Foreign currency contracts (1)	42	41
Foreign currency contracts (2)	2	1
Income tax benefit (expense)	(9)	(8)
Balance as of end-of-period	$234	$289

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended September 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(330)	$1,439	$547	$(571)	$1,309	$1,572

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	2	–	–	27	–
Derivatives designated as hedging
instruments	–	(2)	–	–	(27)	–
Foreign currency contracts:
Hedged items	–	–	–	–	1	–
Derivatives designated as hedging
instruments	–	–	–	–	(1)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	–	–	(1)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	15	–	2	12	–

Non-Qualifying Hedges
Interest rate contracts	(12)	–	–	370	–	–
Foreign currency contracts	–	–	–	(1)	–	–
Equity market contracts	2,533	–	–	1,079	–	–
LPR ceded derivative	–	–	(6)	–	–	–
Embedded derivatives:
Reinsurance-related	(254)	–	–	(482)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,582)	–	–	(666)	–	–

	Gain (Loss) Recognized in Income For the Nine Months Ended September 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(740)	$4,152	$3,925	$(345)	$3,775	$583

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	16	–	–	3	–
Derivatives designated as hedging
instruments	–	(16)	–	–	(3)	–
Foreign currency contracts:
Hedged items	–	3	–	–	–	–
Derivatives designated as hedging
instruments	–	(3)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	–	–	(2)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	2	42	–	1	41	–

Non-Qualifying Hedges
Interest rate contracts	87	–	–	93	–	–
Foreign currency contracts	(5)	–	–	(1)	–	–
Equity market contracts	2,447	–	–	4,031	–	–
Credit contracts	2	–	–	–	–	–
LPR ceded derivative	–	–	(14)	–	–	4
Embedded derivatives:
Reinsurance-related	(521)	–	–	(390)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,974)	–	–	(2,636)	–	–

As of September 30, 2025, $54 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of September 30, 2025
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Credit Contract Type
Basket CDSs	6/20/2030	(3)	(4)	BBB+	1	$–	$1

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of September 30, 2025	As of December 31, 2024
Maximum potential payout	$1	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$1	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post less than $1 million of collateral as of September 30, 2025.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2025		As of December 31, 2024
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$3,365	$(5)	$4,006	$(2)
A+	4,606	(29)	2,354	(89)
A	70	–	47	–
A-	673	–	632	–
Total cash collateral	$8,714	$(34)	$7,039	$(91)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$17,220	$2,508	$19,728
Gross amounts offset	(6,815)	–	(6,815)
Net amount of assets	10,405	2,508	12,913
Gross amounts not offset:
Cash collateral	(8,714)	–	(8,714)
Non-cash collateral (1)	(1,691)	–	(1,691)
Net amount	$–	$2,508	$2,508

Financial Liabilities
Gross amount of recognized liabilities	$200	$14,918	$15,118
Gross amounts offset	(90)	–	(90)
Net amount of liabilities	110	14,918	15,028
Gross amounts not offset:
Cash collateral	(34)	–	(34)
Non-cash collateral	(35)	–	(35)
Net amount	$41	$14,918	$14,959

(1) Excludes excess non-cash collateral received of $1.2 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As of December 31, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,299	$2,698	$15,997
Gross amounts offset	(3,787)	–	(3,787)
Net amount of assets	9,512	2,698	12,210
Gross amounts not offset:
Cash collateral	(7,039)	–	(7,039)
Non-cash collateral (1)	(2,473)	–	(2,473)
Net amount	$–	$2,698	$2,698

Financial Liabilities
Gross amount of recognized liabilities	$608	$12,449	$13,057
Gross amounts offset	(432)	–	(432)
Net amount of liabilities	176	12,449	12,625
Gross amounts not offset:
Cash collateral	(91)	–	(91)
Non-cash collateral (2)	(85)	–	(85)
Net amount	$–	$12,449	$12,449

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of September 30, 2025	As of December 31, 2024

DAC, VOBA and DSI
Variable Annuities	$4,186	$4,104
Fixed Annuities	434	423
Traditional Life	1,240	1,329
UL and Other	6,174	6,146
Group Protection	166	136
Retirement Plan Services	304	288
Other Operations	7	–
Total DAC, VOBA and DSI	$12,511	$12,426

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of September 30, 2025	As of December 31, 2024

DFEL
Variable Annuities	$285	$293
UL and Other	7,027	6,406
Other Operations (1)	56	51
Total DFEL	$7,368	$6,750

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $56 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	(19)	–	(4)	–
Deferrals	404	60	40	287	103	14
Amortization	(314)	(46)	(104)	(231)	(69)	(14)
Balance as of end-of-period	$4,049	$407	$1,211	$5,810	$166	$246

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	(38)	–
Deferrals	308	35	85	310	101	15
Amortization	(270)	(55)	(109)	(225)	(81)	(14)
Balance as of end-of-period	$3,906	$401	$1,308	$5,721	$136	$245

DAC amortization expense of $273 million and $778 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $252 million and $754 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Amortization	(1)	(6)	(27)
Balance as of end-of-period	$12	$29	$339

	As of or For the Nine Months Ended September 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Deferrals	–	–	1
Amortization	(2)	(5)	(29)
Balance as of end-of-period	$13	$37	$374

VOBA amortization expense of $12 million and $34 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $12 million and $36 million, respectively, was recorded for the corresponding periods in 2024. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	1	–	–	17
Amortization	(9)	(2)	(1)	(1)
Balance as of end-of-period	$137	$15	$25	$58

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	1	–	1	16
Amortization	(10)	(3)	(2)	(1)
Balance as of end-of-period	$148	$17	$27	$41

DSI amortization expense of $4 million and $13 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $5 million and $16 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Nine Months Ended September 30, 2025		As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$293	$6,406	$300	$5,579
Deferrals	12	889	14	826
Amortization	(20)	(268)	(19)	(212)
Balance as of end-of-period	285	7,027	295	6,193
Less: Ceded DFEL	–	2,528	–	2,391
Balance as of end-of-period, net of reinsurance	$285	$4,499	$295	$3,802

DFEL amortization of $92 million and $288 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $79 million and $231 million, respectively, was recorded for the corresponding periods in 2024.

7. Reinsurance

LPINE

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection and fixed annuity products. Effective July 1, 2025, we amended the reinsurance agreement to reinsure an additional in-force block of group protection products.

This agreement was structured as coinsurance with funds withheld. As significant insurance risk was transferred for the group protection block, amounts recoverable from LPINE were $4.1 billion and $3.7 billion as of September 30, 2025, and December 31, 2024, respectively. We reported a deferred loss of $41 million and $14 million as of September 30, 2025, and December 31, 2024, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $8.7 billion and $7.9 billion as of September 30, 2025, and December 31, 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $12.9 billion and $11.5 billion in support of reserves associated with the LPINE agreement in a funds withheld arrangement as of September 30, 2025, and December 31, 2024, respectively, which consisted of the following (in millions):

	As of September 30, 2025	As of December 31, 2024

Fixed maturity AFS securities	$10,534	$9,287
Mortgage loans on real estate	2,081	1,941
Derivative instruments	206	190
Accrued investment income	115	97
Total	$12,936	$11,515

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that was structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.0 billion and $14.2 billion as of September 30, 2025, and December 31, 2024, respectively. We reported a deferred gain on the transaction of $3.9 billion and $4.1 billion as of September 30, 2025, and December 31, 2024, respectively. We amortized $48 million and $138 million of the deferred gain during the three and nine months ended September 30, 2025, respectively, compared to $42 million and $125 million for the corresponding periods in 2024. We held other investments and cash and invested cash with a carrying value of $1.4 billion as of September 30, 2025, and December 31, 2024, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $12.7 billion and $12.2 billion as of September 30, 2025, and December 31, 2024, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of September 30, 2025, and December 31, 2024.

The agreement between us and Fortitude Re was structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of September 30, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.5 billion and $2.6 billion as of September 30, 2025, and December 31, 2024, respectively. We amortized $23 million and $69 million of the deferred loss during the three and nine months ended September 30, 2025, respectively, and $23 million and $67 million for the three and nine months ended September 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.5 billion and $3.0 billion as of September 30, 2025, and December 31, 2024, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,595	$1,013	$(3,582)	$4,737	$933	$(3,804)
Fixed Annuities	53	174	121	78	110	32
Retirement Plan Services	46	3	(43)	45	3	(42)
Total MRBs	$4,694	$1,190	$(3,504)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2025			As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	12	–	–	6	–	–
Attributed fees collected	1,105	23	5	1,143	24	4
Benefit payments	(20)	–	–	(29)	–	–
Effect of changes in interest rates	75	38	(3)	(101)	8	(6)
Effect of changes in equity markets	(1,667)	(6)	(6)	(2,347)	(16)	(8)
Effect of changes in equity index volatility	36	7	–	(65)	(4)	–
In-force updates and other changes in MRBs (1)	367	19	3	69	3	6
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	37	15	(1)	7	11	–
Effect of changes in other future expected
assumptions (2)	10	–	1	(199)	18	(6)
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,696)	161	(43)	(2,397)	134	(36)
Effect of cumulative changes in
non-performance risk	114	(40)	–	(930)	(60)	(4)
Balance as of end-of-period	(3,582)	121	(43)	(3,327)	74	(40)
Less: Ceded MRB assets (liabilities)	(2,661)	–	(11)	(2,155)	–	(12)
Balance as of end-of-period, net of reinsurance	$(921)	$121	$(32)	$(1,172)	$74	$(28)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (3)	$1,442	$288	$2	$1,544	$231	$3

(1)     Consists primarily of changes in MRB assets and liabilities due to the impact of changes in actual to expected policyholder behavior and aggregation impacts related to fund performance and other assumptions.
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

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, Variable Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by updates to policyholder behavior and capital market assumptions and other items, partially offset by model enhancements and updates to separate account fee assumptions. For the nine months ended September 30, 2025, Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of September 30,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$84,324	$77,740
International	17,986	16,282
Other equity funds	1,498	1,403
Balanced funds	46,769	45,683
Bond funds	24,046	23,399
Money market funds	2,053	1,931
Other funds	1,474	1,321
Exchange-traded funds	330	336
Fixed maturity AFS securities	168	161
Cash and invested cash	6	12
Other investments	1,206	170
Total separate account assets	$179,860	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Variable Annuities	$123,428	$117,998
UL and Other	33,252	28,841
Retirement Plan Services	23,119	21,541
Other Operations (1)	61	58
Total separate account liabilities	$179,860	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($52 million and $49 million as of September 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2025			As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	4,392	2,183	1,755	3,002	1,058	1,751
Withdrawals	(11,949)	(712)	(2,730)	(10,190)	(347)	(2,382)
Policyholder assessments	(1,972)	(745)	(138)	(1,970)	(742)	(134)
Change in market performance	13,445	3,819	2,751	15,664	3,945	3,065
Net transfers from (to) general account	1,514	(134)	(60)	608	(143)	34
Balance as of end-of-period	$123,428	$33,252	$23,119	$120,470	$28,921	$22,033

Cash surrender value	$122,028	$30,837	$23,105	$119,106	$26,498	$22,018

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Variable Annuities	$39,165	$35,267
Fixed Annuities	27,854	25,941
UL and Other	35,678	36,242
Retirement Plan Services	23,852	23,619
Other (1)	6,325	4,749
Total policyholder account balances	$132,874	$125,818

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.1 billion and $4.4 billion as of September 30, 2025, and December 31, 2024, respectively) and funding agreements ($1.9 billion and none as of September 30, 2025, and December 31, 2024, respectively).

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	4,431	3,470	2,554	3,011
Withdrawals	(1,917)	(2,405)	(1,157)	(3,720)
Policyholder assessments	(2)	(44)	(3,291)	(13)
Net transfers from (to) separate account	(1,050)	–	135	426
Interest credited	615	674	1,073	529
Change in fair value of embedded derivative
instruments and other	1,821	218	122	–
Balance as of end-of-period	$39,165	$27,854	$35,678	$23,852

Weighted-average crediting rate	2.3%	3.4%	4.0%	3.0%
Net amount at risk (1)(2)	$1,442	$288	$290,688	$2
Cash surrender value	37,857	26,606	31,362	23,815

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	3,391	3,663	2,631	2,580
Withdrawals	(726)	(3,721)	(1,102)	(3,370)
Policyholder assessments	(1)	(45)	(3,351)	(10)
Net transfers from (to) separate account	(241)	–	143	230
Interest credited	506	592	1,098	513
Change in fair value of embedded derivative
instruments and other	2,274	517	124	–
Balance as of end-of-period	$34,344	$26,336	$36,327	$23,727

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,544	$231	$296,736	$3
Cash surrender value	33,107	25,214	31,969	23,697

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	472	–	–	–	–	472
3.01% - 4.00%	1,144	–	–	–	–	1,144
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	37,532
Total	$1,626	$–	$–	$–	$7	$39,165

Fixed Annuities
Up to 1.00%	$97	$853	$397	$168	$2,227	$3,742
1.01% - 2.00%	206	202	114	106	7,555	8,183
2.01% - 3.00%	1,304	131	1	2	53	1,491
3.01% - 4.00%	829	–	–	–	–	829
4.01% and above	160	–	–	–	–	160
Other (1)	–	–	–	–	–	13,449
Total	$2,596	$1,186	$512	$276	$9,835	$27,854

UL and Other
Up to 1.00%	$272	$–	$229	$76	$586	$1,163
1.01% - 2.00%	529	–	6	–	2,798	3,333
2.01% - 3.00%	6,503	8	145	–	–	6,656
3.01% - 4.00%	14,084	–	1	–	–	14,085
4.01% and above	3,447	–	–	–	–	3,447
Other (1)	–	–	–	–	–	6,994
Total	$24,835	$8	$381	$76	$3,384	$35,678

Retirement Plan Services
Up to 1.00%	$613	$409	$626	$3,365	$6,657	$11,670
1.01% - 2.00%	480	960	1,847	507	525	4,319
2.01% - 3.00%	1,707	527	1	3	–	2,238
3.01% - 4.00%	3,961	100	7	11	–	4,079
4.01% and above	1,546	–	–	–	–	1,546
Total	$8,307	$1,996	$2,481	$3,886	$7,182	$23,852

	As of September 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	523	–	–	–	–	523
3.01% - 4.00%	1,257	–	–	–	–	1,257
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	32,546
Total	$1,791	$–	$–	$–	$7	$34,344

Fixed Annuities
Up to 1.00%	$436	$730	$620	$373	$2,381	$4,540
1.01% - 2.00%	253	145	200	239	4,685	5,522
2.01% - 3.00%	1,649	38	6	2	33	1,728
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	13,087
Total	$3,797	$913	$826	$614	$7,099	$26,336

UL and Other
Up to 1.00%	$261	$–	$222	$121	$52	$656
1.01% - 2.00%	553	–	–	–	3,161	3,714
2.01% - 3.00%	6,651	10	151	–	–	6,812
3.01% - 4.00%	15,072	–	1	–	–	15,073
4.01% and above	3,582	–	–	–	–	3,582
Other (1)	–	–	–	–	–	6,490
Total	$26,119	$10	$374	$121	$3,213	$36,327

Retirement Plan Services
Up to 1.00%	$515	$287	$731	$3,417	$5,277	$10,227
1.01% - 2.00%	470	1,028	1,947	990	503	4,938
2.01% - 3.00%	2,253	112	1	1	–	2,367
3.01% - 4.00%	4,493	85	6	8	–	4,592
4.01% and above	1,603	–	–	–	–	1,603
Total	$9,334	$1,512	$2,685	$4,416	$5,780	$23,727

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

Funding agreements, which are discussed below, are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss).

Funding Agreement-Backed Notes Program

We established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. We had funding agreements issued under the program totaling $1.5 billion as of September 30, 2025, compared to none as of December 31, 2024.

FABR Program

During the third quarter of 2025, we issued a $400 million secured funding agreement under our FABR program that is secured by a portfolio of assets pledged to the special-purpose entity. Our FABR program involves an unaffiliated and unconsolidated special-purpose entity that enters into a repurchase agreement with a third party, the proceeds of which are used by the special-purpose entity to purchase funding agreements from us. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,052	$2,008
Traditional Life (1)	3,503	3,504
Group Protection (2)	5,794	5,628
UL and Other (3)	18,285	16,663
Other Operations (4)	9,160	8,958
Other (5)	3,334	3,241
Total future contract benefits	$42,128	$40,002

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of September 30, 2025, and December 31, 2024) and Swiss Re ($1.9 billion and $1.7 billion as of September 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

Liability for Future Policy Benefits

The liability for future policy benefits represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Nine Months Ended September 30, 2025		As of or For the Nine Months Ended September 30, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,751	$–	$6,084
Less: Effect of cumulative changes in discount
rate assumptions	–	(277)	–	(152)
Beginning balance at original discount rate	–	6,028	–	6,236
Effect of changes in cash flow assumptions (1)	–	(396)	–	(3)
Effect of actual variances from expected experience (2)	–	(21)	–	(29)
Adjusted balance as of beginning-of-year	–	5,611	–	6,204
Issuances	–	213	–	289
Interest accrual	–	177	–	184
Net premiums collected	–	(551)	–	(581)
Flooring impact of LFPB	–	(5)	–	1
Ending balance at original discount rate	–	5,445	–	6,097
Effect of cumulative changes in discount
rate assumptions	–	(84)	–	(23)
Balance as of end-of-period	$–	$5,361	$–	$6,074

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,008	$9,255	$2,084	$9,637
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(446)	(187)	(202)
Beginning balance at original discount rate (3)	2,259	9,701	2,271	9,839
Effect of changes in cash flow assumptions (1)	(8)	(557)	–	(105)
Effect of actual variances from expected experience (2)	(11)	(2)	3	(41)
Adjusted balance as of beginning-of-year	2,240	9,142	2,274	9,693
Issuances	73	213	78	289
Interest accrual	66	279	65	285
Benefit payments	(151)	(640)	(152)	(530)
Ending balance at original discount rate (3)	2,228	8,994	2,265	9,737
Effect of cumulative changes in discount
rate assumptions	(176)	(130)	(147)	(3)
Balance as of end-of-period	$2,052	$8,864	$2,118	$9,734

Net balance as of end-of-period	$2,052	$3,503	$2,118	$3,660
Less: Reinsurance recoverables	1,477	167	1,590	215
Net balance as of end-of-period, net of reinsurance	$575	$3,336	$528	$3,445

Weighted-average duration of future policyholder
benefit liability (years)	8	9	9	9

(1) The cash flow assumption impact to the liability is calculated as the present value of expected future policy benefits less the present value of expected net premiums. For the nine months ended September 30, 2025 and 2024, the net effect of changes in cash flow assumptions gross of reinsurance reduced the liability by $161 million and $102 million, respectively, primarily associated with favorable updates to mortality assumptions. See “Effect of Annual Assumption Review” below for more information.
(2) For the nine months ended September 30, 2025, Traditional Life did not have any significantly different actual experience compared to expected. For the nine months ended September 30, 2024, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality, which unfavorably impacted the liability by $44 million, which was partially offset by $15 million primarily related to policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality, which favorably impacted the liability by $66 million, which was partially offset by $25 million primarily related to policyholder behavior. For the nine months ended September 30, 2025 and 2024, Payout Annuities did not have any significantly different actual experience compared to expected.
(3) Includes deferred profit liability within Payout Annuities of $88 million and $60 million as of September 30, 2025 and 2024, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality and policyholder behavior assumptions.

For the nine months ended September 30, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2025		As of September 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,298	2,052	3,436	2,118
Traditional Life
Expected future gross premiums	12,807	8,947	13,610	9,559
Expected future benefit payments	12,721	8,864	13,932	9,734

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Payout Annuities
Gross premiums	$26	$40	$74	$84
Interest accretion	22	22	66	65
Traditional Life
Gross premiums	293	296	890	895
Interest accretion	33	34	102	101

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.0%	4.7%
Traditional Life
Interest accretion rate	4.9%	5.0%
Current discount rate	4.6%	4.4%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of changes in cash flow assumptions	(66)	(2)
Effect of actual variances from expected experience (1)	(191)	(278)
Adjusted beginning-of-year balance	5,921	5,899
New incidence	1,176	1,236
Interest	148	138
Benefit payments	(1,080)	(1,125)
Ending balance at original discount rate	6,165	6,148
Effect of cumulative changes in discount
rate assumptions	(371)	(375)
Balance as of end-of-period	5,794	5,773
Less: Reinsurance recoverables	4,213	4,153
Balance as of end-of-period, net of reinsurance	$1,581	$1,620

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the nine months ended September 30, 2025 and 2024, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions. For the nine months ended September 30, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2025		As of September 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,486	$5,794	$7,154	$5,773

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Group Protection
Gross premiums	$917	$887	$2,776	$2,676
Interest accretion	48	45	148	138

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
Group Protection
Interest accretion rate	3.5%	3.3%
Current discount rate	4.7%	4.4%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning-of-year	$16,663	$15,752
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,515)	(853)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,178	16,605
Effect of changes in cash flow assumptions	120	207
Effect of actual variances from expected experience (1)(2)	182	170
Adjusted beginning-of-year balance	18,480	16,982
Interest accrual	686	623
Net assessments collected	1,012	946
Benefit payments	(850)	(718)
Balance as of end-of-period, excluding shadow
balance in AOCI	19,328	17,833
Effect of cumulative changes in shadow
balance in AOCI	(1,043)	(619)
Balance as of end-of-period	18,285	17,215
Less: Reinsurance recoverables	11,532	10,499
Balance as of end-of-period, net of reinsurance	$6,753	$6,715

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the nine months ended September 30, 2025 and 2024, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $193 million and $160 million, respectively.
(2) For the nine months ended September 30, 2025 and 2024, the effect of actual variances from expected experience, net of reinsurance, was $12 million and $110 million, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder behavior assumptions, partially offset by updates to the morbidity assumption.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
UL and Other
Gross assessments	$774	$751	$2,371	$2,290
Interest accretion	234	213	686	623

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
UL and Other
Interest accretion rate	5.5%	5.4%

12. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,179	$7,287	$63,466
U.S. government bonds	598	20	–	618
State and municipal bonds	–	1,999	–	1,999
Foreign government bonds	–	240	–	240
RMBS	–	1,948	12	1,960
CMBS	–	2,003	61	2,064
ABS	–	11,206	3,389	14,595
Hybrid and redeemable preferred securities	34	119	91	244
Trading securities	–	1,534	303	1,837
Equity securities	205	251	81	537
Mortgage loans on real estate	–	–	230	230
Derivative investments (1)	–	17,279	32	17,311
Other investments – short-term investments	–	214	8	222
MRB assets	–	–	4,694	4,694
Other assets:
Ceded MRBs	–	–	17	17
Indexed annuity ceded embedded derivatives	–	–	2,320	2,320
LPR ceded derivative	–	–	204	204
Separate account assets	385	179,475	–	179,860
Total assets	$1,222	$272,467	$18,729	$292,418

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(14,918)	$(14,918)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	324	(136)	188
MRB liabilities	–	–	(1,190)	(1,190)
Other liabilities:
Ceded MRBs	–	–	(2,689)	(2,689)
Derivative liabilities (1)	–	(6,873)	(143)	(7,016)
Total liabilities	$–	$(6,549)	$(19,076)	$(25,625)

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

	For the Three Months Ended September 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,240	$(6)	$5	$90	$(42)	$7,287
RMBS	79	–	1	–	(68)	12
CMBS	41	–	1	19	–	61
ABS	3,000	–	33	427	(71)	3,389
Hybrid and redeemable preferred
securities	91	–	–	–	–	91
Trading securities	296	3	–	4	–	303
Equity securities	78	–	–	3	–	81
Mortgage loans on real estate	232	(1)	(1)	–	–	230
Other investments – short-term
investments	24	–	–	(16)	–	8
Other assets:
Ceded MRBs (3)	20	(3)	–	–	–	17
Indexed annuity ceded embedded
derivatives (4)	2,134	110	–	76	–	2,320
LPR ceded derivative (5)	198	6	–	–	–	204
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(13,089)	(1,693)	–	(136)	–	(14,918)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(92)	(44)	–	–	–	(136)
Other liabilities:
Ceded MRBs (3)	(2,541)	(148)	–	–	–	(2,689)
Derivative liabilities	(115)	4	–	–	–	(111)
Total, net	$(2,404)	$(1,772)	$39	$467	$(181)	$(3,851)

	For the Three Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,817	$(1)	$39	$11	$(7)	$6,859
RMBS	18	–	–	–	(5)	13
CMBS	22	–	1	14	(16)	21
ABS	1,997	1	49	232	(178)	2,101
Hybrid and redeemable preferred
securities	50	–	1	16	9	76
Trading securities	273	7	–	(6)	–	274
Equity securities	38	–	–	1	(4)	35
Mortgage loans on real estate	258	2	4	(1)	–	263
Derivative investments	(8)	6	–	1	–	(1)
Other investments – short-term
investments	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	39	11	–	–	–	50
Indexed annuity ceded embedded
derivatives (4)	1,756	232	–	(27)	–	1,961
LPR ceded derivative (5)	202	–	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(11,417)	(898)	–	45	–	(12,270)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(53)	11	–	–	–	(42)
Other liabilities – ceded MRBs (3)	(2,189)	(28)	–	–	–	(2,217)
Total, net	$(2,197)	$(657)	$94	$296	$(191)	$(2,655)

	For the Nine Months Ended September 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,025	$(40)	$4	$229	$69	$7,287
RMBS	12	–	1	74	(75)	12
CMBS	8	–	1	59	(7)	61
ABS	2,099	(21)	40	1,324	(53)	3,389
Hybrid and redeemable preferred
securities	72	–	–	19	–	91
Trading securities	265	7	–	7	24	303
Equity securities	34	(8)	–	1	54	81
Mortgage loans on real estate	232	(3)	3	(2)	–	230
Other investments – short-term
investments (4)	23	–	–	(15)	–	8
Other assets:
Ceded MRBs (3)	14	3	–	–	–	17
Indexed annuity ceded embedded
derivatives (4)	1,970	188	–	162	–	2,320
LPR ceded derivative (5)	190	14	–	–	–	204
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(12,449)	(2,161)	–	(308)	–	(14,918)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(77)	–	–	–	(136)
Other liabilities:
Ceded MRBs (3)	(2,763)	74	–	–	–	(2,689)
Derivative liabilities	(136)	25	–	–	–	(111)
Total, net	$(3,463)	$(1,999)	$49	$1,550	$12	$(3,851)

	For the Nine Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,469	$(1)	$23	$492	$(124)	$6,859
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	(5)	13
CMBS	8	–	1	28	(16)	21
ABS	1,484	2	54	798	(237)	2,101
Hybrid and redeemable preferred
securities	48	–	3	16	9	76
Trading securities	284	7	–	(17)	–	274
Equity securities	42	(3)	–	–	(4)	35
Mortgage loans on real estate	288	6	5	(36)	–	263
Derivative investments	36	11	–	3	(51)	(1)
Other investments – short-term
investments	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	274	(224)	–	–	–	50
Indexed annuity ceded embedded
derivatives (4)	940	276	–	745	–	1,961
LPR ceded derivative (5)	206	(4)	–	–	–	202
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,915)	–	(278)	–	(12,270)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(42)	–	–	–	(42)
Other liabilities – ceded MRBs (3)	(1,149)	(1,068)	–	–	–	(2,217)
Total, net	$(129)	$(3,955)	$85	$1,767	$(423)	$(2,655)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$352	$(101)	$–	$(161)	$–	$90
CMBS	19	–	–	–	–	19
ABS	581	(38)	–	(84)	(32)	427
Trading securities	22	(8)	(5)	(5)	–	4
Equity securities	4	(1)	–	–	–	3
Mortgage loans on real estate	1	–	–	(1)	–	–
Other investments – short-term investments	–	–	–	(16)	–	(16)
Other assets – indexed annuity ceded
embedded derivatives	37	–	–	39	–	76
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(398)	–	–	262	–	(136)
Total, net	$618	$(148)	$(5)	$34	$(32)	$467

	For the Three Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$273	$(92)	$–	$(170)	$–	$11
CMBS	14	–	–	–	–	14
ABS	402	(20)	–	(104)	(46)	232
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	1	–	–	(7)	–	(6)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Derivative investments	–	–	1	–	–	1
Other investments – short-term investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	51	–	–	(78)	–	(27)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(317)	–	–	362	–	45
Total, net	$451	$(112)	$1	$2	$(46)	$296

	For the Nine Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,208	$(582)	$(6)	$(381)	$(10)	$229
RMBS	75	–	–	(1)	–	74
CMBS	74	(15)	–	–	–	59
ABS	1,752	(78)	(10)	(251)	(89)	1,324
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	83	(60)	(5)	(11)	–	7
Equity securities	14	(13)	–	–	–	1
Mortgage loans on real estate	2	(1)	–	(3)	–	(2)
Other investments – short-term investments	11	–	(10)	(16)	–	(15)
Other assets – indexed annuity ceded
embedded derivatives	127	–	–	35	–	162
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(1,057)	–	–	749	–	(308)
Total, net	$2,310	$(751)	$(31)	$121	$(99)	$1,550

	For the Nine Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,184	$(298)	$(2)	$(391)	$(1)	$492
RMBS	6	–	–	–	–	6
CMBS	28	–	–	–	–	28
ABS	1,128	(50)	–	(223)	(57)	798
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	5	(2)	–	(20)	–	(17)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	–	(6)	–	(36)
Derivative investments	4	–	(1)	–	–	3
Other investments – short-term investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	103	–	–	642	–	745
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(849)	–	–	571	–	(278)
Total, net	$1,637	$(382)	$(3)	$573	$(58)	$1,767

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments:
Trading securities (1)	$3	$7	$3	$6
Equity securities (1)	2	–	(5)	(2)
Mortgage loans on real estate (1)	(1)	2	(3)	(2)
Derivative investments (1)	34	5	(9)	14
MRBs (2)	194	(684)	7	161
Other assets – LPR ceded derivative (3)	6	–	14	(4)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(44)	11	(77)	(42)
Embedded derivatives – indexed annuity
and IUL contracts (1)	220	287	596	755
Total, net	$414	$(372)	$526	$886

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$39	$(16)	$2
RMBS	–	1	–	–
CMBS	1	–	1	–
ABS	32	47	43	26
Hybrid and redeemable preferred
securities	–	1	–	2
Mortgage loans on real estate	(1)	4	3	5
Total, net	$32	$92	$31	$35

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(42)	$(42)	$–	$(7)	$(7)
RMBS	–	(68)	(68)	–	(5)	(5)
CMBS	–	–	–	–	(16)	(16)
ABS	–	(71)	(71)	–	(178)	(178)
Hybrid and redeemable preferred
securities	–	–	–	9	–	9
Equity securities	–	–	–	–	(4)	(4)
Other investments – short-term investments	–	–	–	10	–	10
Total, net	$–	$(181)	$(181)	$19	$(210)	$(191)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$112	$(43)	$69	$19	$(143)	$(124)
State and municipal bonds	–	–	–	–	(5)	(5)
RMBS	–	(75)	(75)	–	(5)	(5)
CMBS	–	(7)	(7)	–	(16)	(16)
ABS	70	(123)	(53)	49	(286)	(237)
Hybrid and redeemable preferred
securities	9	(9)	–	9	–	9
Trading securities	24	–	24	–	–	–
Equity securities	54	–	54	–	(4)	(4)
Derivative investments	–	–	–	–	(51)	(51)
Other investments – short-term investments	–	–	–	10	–	10
Total, net	$269	$(257)	$12	$87	$(510)	$(423)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2025:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$246	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	5.2%	2.0%
CMBS	42	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	1.8%	1.8%
ABS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,694	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.8%	1.4%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other assets:
Ceded MRBs (11)	17
Indexed annuity
ceded embedded
derivatives	2,320	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	204	Discounted cash flow	Lapse (3)	0.1%	–	2.4%	(10)
			Non-performance risk (6)	0.2%	–	1.8%	1.2%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(14,829)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,190)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.8%	1.4%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other liabilities – ceded
MRBs (11)	(2,689)

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

The embedded derivative liability associated with Fortitude Re was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by us and continue to be reported on the Consolidated Balance Sheets. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on the Consolidated Balance Sheets and are therefore excluded from the above table.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of September 30,	As of December 31,
	2025	2024
Fair value	$230	$232
Aggregate contractual principal	263	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of September 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$21,246	$–	$21,246	$21,862
Other investments	–	598	5,489	6,087	6,087
Policy loans	–	2,574	–	2,574	2,574
Cash and invested cash	–	9,944	–	9,944	9,944

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(36,351)	$(36,351)	$(43,183)
Policyholder account balances – funding agreements	–	(1,942)	–	(1,942)	(1,892)
Short-term debt	–	(105)	–	(105)	(105)
Long-term debt	–	(2,202)	–	(2,202)	(2,147)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(29,798)	(29,798)	(29,798)

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

Policyholder Account Balances – Funding Agreements

The fair value of funding agreements issued under the FABN program is based on quoted market prices. The fair value of secured funding agreements under the FABR program is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of funding agreements are classified as Level 2 within the fair value hierarchy. For more information on funding agreements, see Note 10.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2025.

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

As of September 30, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of September 30, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). We are vigorously defending these consolidated matters. Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, No. 25-cv-00152-GJP (E.D. Pa.), filed on December 4, 2024 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 9, 2025) was previously consolidated with the above civil actions. On October 7, 2025, we entered into an agreement fully and finally settling the Wells Fargo case, and the Wells Fargo parties filed a stipulation of dismissal of the Wells Fargo case with prejudice.

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

Maria Laurino and Ricardo Miller v. The Valley Hospital and Lincoln National Corporation and The Lincoln National Life Insurance Company, et. al., No. 2:25-cv-15263, is a putative class action lawsuit filed on September 4, 2025 in the U.S. District Court for the District of New Jersey. Plaintiffs are participants in Valley Hospital Health System Partnership Plan (the “Plan”), which is the 401(k) defined contribution plan for The Valley Hospital and affiliated entities. Plaintiffs seek to represent all current and former participants and beneficiaries in the Plan since September 4, 2019. Lincoln offers a fixed annuity investment option to Plan participants through its group annuity contract with the Plan. Lincoln also provides recordkeeping and administration services to the Plan. Plaintiffs allege that The Valley Hospital defendants acted in breach of their fiduciary duty, including by maintaining the Plan’s investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior investment alternatives, and by participating in an alleged fiduciary breach by Lincoln. Plaintiffs allege that the Lincoln defendants were fiduciaries to the Plan and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants, including the disgorgement of profits, attorney’s fees and costs, pre-judgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor (the “Township”) to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the trial court entered judgment in favor of LNL. On July 25, 2025, the Township filed a post-trial motion asking the trial court to vacate that judgment, reinstate the assessment subject to accrued statutory interest and enter judgment in favor of the Township. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania. On the same date, LNL filed a motion to strike the Township’s post-trial motion in the trial court, and the trial court granted LNL’s motion.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $59 million as of September 30, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $97 million and $96 million as of September 30, 2025, and December 31, 2024, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of September 30, 2025, and December 31, 2024, nets to recoveries of $38 million and $37 million, respectively.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,655)	$(3,532)
Unrealized holding gains (losses)	1,936	1,523
Change in foreign currency exchange rate adjustment	440	125
Change in future contract benefits and policyholder account balances,
net of reinsurance	(897)	(453)
Income tax benefit (expense)	(314)	(253)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(8)	(9)
Income tax benefit (expense)	2	2
Balance as of end-of-period	$(2,484)	$(2,583)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249
Unrealized holding gains (losses)	263	213
Change in foreign currency exchange rate adjustment	(433)	(121)
Income tax benefit (expense)	37	(20)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	44	40
Income tax benefit (expense)	(9)	(8)
Balance as of end-of-period	$234	$289
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$145	$1,069
OCI before reclassification	(260)	(367)
Income tax benefit (expense)	56	79
Balance as of end-of-period	$(59)	$781
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$795	$645
OCI before reclassification	(254)	(46)
Income tax benefit (expense)	53	10
Balance as of end-of-period	$594	$609
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$–	$–
Foreign currency translation adjustment arising during the year	–	(1)
Balance as of end-of-period	$–	$(1)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(16)
Balance as of end-of-period	$(17)	$(16)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(17)	$(15)	Realized gain (loss)
Associated change in future contract benefits	9	6	Benefits
Reclassification before income tax benefit (expense)	(8)	(9)	Income (loss) before taxes
Income tax benefit (expense)	1	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(7)	$(7)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$–	$(2)	Net investment income
Foreign currency contracts	42	41	Net investment income
Foreign currency contracts	2	1	Realized gain (loss)
Reclassification before income tax benefit (expense)	44	40	Income (loss) before taxes
Income tax benefit (expense)	(9)	(8)	Federal income tax expense (benefit)
Reclassification, net of income tax	$35	$32	Net income (loss)

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating Revenues (2)	$1,142	$1,247	$318	$338	$58	$3,103
Operating Expenses (3)
Benefits and policyholder liability
remeasurement	23	620	(243)	–	2	402
Interest credited	459	231	1	174	22	887
Commissions	327	66	119	29	3	544
General and administrative expenses	130	132	225	83	49	619
Interest and debt expense	–	–	–	–	39	39
Other (4)	(39)	94	37	3	–	95
Total operating expenses	900	1,143	139	289	115	2,586
Total federal income tax expense (benefit)	32	16	38	7	(15)	78
Total income (loss) from operations	210	88	141	42	(42)	439
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						410
Net life insurance product features, pre-tax						(28)
Credit loss-related adjustments, pre-tax						(38)
Investment gains (losses), pre-tax						14
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						(232)
GLB rider fees ceded to LNBAR, pre-tax						(235)
Other items, pre-tax (7)(8)(9)(10)						(99)
Income tax benefit (expense) related to
the above pre-tax items						44
Total net income (loss)						$275

(1)    Reflects the day one impact of the third quarter 2025 reinsurance transaction. For more information, see Note 7.
(2)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(3)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(4)    Other operating expenses include:
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
(5)    Includes changes in MRBs of $199 million; income allocated to support the cost of hedging or future benefits of $162 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $49 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(7)    Includes certain legal accruals of $(9) million.

(8)    Includes severance expense related to initiatives to realign the workforce of $(5) million.
(9)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries and $(22) million related to Life Insurance segment persistency optimization.
(10)    Includes deferred compensation mark-to-market adjustment of $(9) million.

	For the Three Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,101	$1,249	$1,353	$331	$55	$4,089
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	36	550	923	–	3	1,512
Interest credited	400	229	1	170	8	808
Commissions	285	113	89	28	–	515
General and administrative expenses	123	135	219	85	48	610
Interest and debt expense	–	–	–	–	46	46
Other (3)	(9)	60	42	3	(1)	95
Total operating expenses	835	1,087	1,274	286	104	3,586
Total federal income tax expense (benefit)	39	29	17	4	(11)	78
Total income (loss) from operations	227	133	62	41	(38)	425
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(347)
Net life insurance product features, pre-tax						(132)
Credit loss-related adjustments, pre-tax						(88)
Investment gains (losses), pre-tax						(57)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(416)
GLB rider fees ceded to LNBAR, pre-tax						(242)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (6)						–
Other items, pre-tax (7)(8)(9)						(19)
Income tax benefit (expense) related to
the above pre-tax items						276
Total net income (loss)						$(600)

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

(4)    Includes changes in MRBs of $(679) million; income allocated to support the cost of hedging or future benefits of $180 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $152 million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(6)    Relates to the sale of the wealth management business.
(7)    Includes severance expense related to initiatives to realign the workforce of $(16) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(2) million related to the sale of the wealth management business.
(9)    Includes deferred compensation mark-to-market adjustment of $(1) million.

	For the Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating Revenues (2)	$3,390	$3,676	$3,274	$989	$135	$11,464
Operating Expenses (3)
Benefits and policyholder liability
remeasurement	79	1,976	1,653	–	8	3,716
Interest credited	1,318	673	1	518	49	2,559
Commissions	917	244	372	84	3	1,620
General and administrative expenses	381	392	674	251	132	1,830
Interest and debt expense	–	–	–	–	119	119
Other (4)	(64)	270	101	14	–	321
Total operating expenses	2,631	3,555	2,801	867	311	10,165
Total federal income tax expense (benefit)	100	6	99	15	(35)	185
Total income (loss) from operations	659	115	374	107	(141)	1,114
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						666
Net life insurance product features, pre-tax						(63)
Credit loss-related adjustments, pre-tax						(91)
Investment gains (losses), pre-tax						(30)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						(464)
GLB rider fees ceded to LNBAR, pre-tax						(704)
Other items, pre-tax (7)(8)(9)(10)						(130)
Income tax benefit (expense) related to
the above pre-tax items						165
Total net income (loss)						$463

(1)    Reflects the day one impact of the third quarter 2025 reinsurance transaction. For more information, see Note 7.
(2)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(3)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(4)    Other operating expenses include:
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
(5)    Includes changes in MRBs of $23 million; income allocated to support the cost of hedging or future benefits of $508 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $135 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(7)    Includes certain legal accruals of $(9) million.
(8)    Includes severance expense related to initiatives to realign the workforce of $(13) million.
(9)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(22) million related to Life Insurance segment persistency optimization and $(18) million related to the sale of the wealth management business.
(10)    Includes deferred compensation mark-to-market adjustment of $(14) million.

	For the Nine Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating Revenues (2)	$3,421	$3,748	$(273)	$971	$114	$7,981
Operating Expenses (3)
Benefits and policyholder liability
remeasurement	103	2,005	(1,697)	–	3	414
Interest credited	1,130	677	3	505	26	2,341
Commissions	808	331	312	76	–	1,527
General and administrative expenses	358	414	653	253	131	1,809
Interest and debt expense	–	–	–	–	142	142
Other (4)	185	136	113	14	(1)	447
Total operating expenses	2,584	3,563	(616)	848	301	6,680
Total federal income tax expense (benefit)	135	25	72	13	(35)	210
Total income (loss) from operations	702	160	271	110	(152)	1,091
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						1,066
Net life insurance product features, pre-tax						(277)
Credit loss-related adjustments, pre-tax						(123)
Investment gains (losses), pre-tax						(317)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						(326)
GLB rider fees ceded to LNBAR, pre-tax						(703)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (7)						481
Other items, pre-tax (8)(9)(10)(11)						(113)
Income tax benefit (expense) related to
the above pre-tax items						39
Total net income (loss)						$818

(1)    Reflects the day one impact of the second quarter 2024 reinsurance transaction. For more information, see Note 7.
(2)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(3)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(4)    Other operating expenses include:

Annuities: DAC and VOBA capitalization and amortization; broker-dealer expenses; taxes, licenses and fees; expenses associated with reserve financing and LOCs and amortization of deferred loss on business sold through reinsurance.
Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance.and other intangible amortization.
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
(5)    Includes changes in MRBs of $185 million; income allocated to support the cost of hedging or future benefits of $511 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $370 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(7)    Relates to the sale of the wealth management business.
(8)    Includes certain legal accruals of $(3) million.
(9)    Includes severance expense related to initiatives to realign the workforce of $(72) million.
(10)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(28) million primarily related to the sale of the wealth management business.
(11)    Includes deferred compensation mark-to-market adjustment of $(10) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,142	$1,247	$318	$338	$58	$3,103
Revenue adjustments from annuity and life
insurance product features	211	(34)	–	–	–	177
Credit loss-related adjustments	10	(17)	(2)	(1)	(28)	(38)
Investment gains (losses)	(1)	34	(1)	–	(18)	14
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(112)	(83)	(31)	–	(6)	(232)
GLB rider fees ceded to LNBAR	(235)	–	–	–	–	(235)
Total revenues	$1,015	$1,147	$284	$337	$6	$2,789

(1)    Reflects the day one impact of the third quarter 2025 reinsurance transaction. For more information, see Note 7.

	For the Three Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,101	$1,249	$1,353	$331	$55	$4,089
Revenue adjustments from annuity and life
insurance product features	332	(136)	–	–	–	196
Credit loss-related adjustments	(44)	(7)	(2)	(14)	(21)	(88)
Investment gains (losses)	(43)	22	(1)	(5)	(30)	(57)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(249)	(40)	(128)	–	1	(416)
GLB rider fees ceded to LNBAR	(242)	–	–	–	–	(242)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses	–	–	–	–	–	–
Total revenues	$855	$1,088	$1,222	$312	$5	$3,482

	For the Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,390	$3,676	$3,274	$989	$135	$11,464
Revenue adjustments from annuity and life
insurance product features	643	(81)	–	–	–	562
Credit loss-related adjustments	(10)	(18)	(5)	(10)	(48)	(91)
Investment gains (losses)	6	46	–	(6)	(76)	(30)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(233)	(126)	(82)	–	(23)	(464)
GLB rider fees ceded to LNBAR	(703)	–	–	(1)	–	(704)
Total revenues	$3,093	$3,497	$3,187	$972	$(12)	$10,737

(1)    Reflects the day one impact of the third quarter 2025 reinsurance transaction. For more information, see Note 7.

	For the Nine Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,421	$3,748	$(273)	$971	$114	$7,981
Revenue adjustments from annuity and life
insurance product features	879	(290)	–	–	–	589
Credit loss-related adjustments	(66)	4	(2)	(27)	(32)	(123)
Investment gains (losses)	(45)	21	(8)	(71)	(214)	(317)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(183)	(17)	(128)	–	2	(326)
GLB rider fees ceded to LNBAR	(702)	–	–	(1)	–	(703)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses	–	–	–	–	481	481
Total revenues	$3,304	$3,466	$(411)	$872	$351	$7,582

(1)    Reflects the day one impact of the second quarter 2024 reinsurance transaction. For more information, see Note 7.

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net Investment Income
Annuities	$504	$468	$1,502	$1,340
Life Insurance	545	481	1,525	1,380
Group Protection	93	80	271	253
Retirement Plan Services	254	251	753	736
Other Operations	43	29	101	66
Total net investment income	$1,439	$1,309	$4,152	$3,775

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity AFS securities:
Gross gains	$12	$3	$20	$19
Gross losses	(17)	(18)	(81)	(196)
Credit loss benefit (expense) (1)	(18)	(14)	(65)	(39)
Realized gain (loss) on equity securities (2)	–	6	(1)	18
Credit loss benefit (expense) on mortgage loans on
real estate (1)	(7)	(47)	(16)	(65)
Credit loss benefit (expense) on reinsurance-related assets (3)	(14)	(27)	(9)	(19)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(295)	(591)	(592)	(791)
Indexed product derivative results (6)	35	82	34	304
GLB rider fees ceded to LNBAR and attributed fees	(34)	(41)	(105)	(102)
Realized gain (loss) on subsidiaries/businesses (7)	–	–	–	481
Other realized gain (loss)	8	76	75	45
Total realized gain (loss)	$(330)	$(571)	$(740)	$(345)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $2 million and $6 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $(3) million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.
(6) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(7) Relates to the sale of the wealth management business.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 11% and 2% for the three and nine months ended September 30, 2025, respectively, compared to 25% and 14%, respectively, for the corresponding periods in 2024. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and nine months ended September 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the three months ended September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit of 21% from pre-tax losses in addition to the effects of preferential tax items. For the nine months ended September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

18. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$(6)	$(7,361)
Extraordinary dividend to LNC in the form of fixed maturity AFS securities,
mortgage loans on real estate and accrued investment income	–	(929)
Non-cash dividend to LNC for settlement of an inter-company tax receivable	(207)	–
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	(90)	767

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of September 30, 2025, compared with December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025, compared with the corresponding periods in 2024 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

Liability for Future Claims

Future contract benefits include reserves for long-term disability and life waiver claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, mortality rates, offsets for other insurance including social security, morbidity, incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period. See “Annual Assumption Review” below for more information.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), investment-type annuity (including registered index-linked annuities (“RILA”)), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) and funding agreement products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2024 Form 10-K. Details underlying the impact to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three Months Ended September 30,
	2025	2024
Income (loss) from operations:
Annuities	$(7)	$1
Life Insurance	20	58
Group Protection	41	15
Retirement Plan Services	–	–
Excluded from income (loss) from operations	22	96
Net income (loss)	$76	$170

The impacts of our annual assumption review were driven primarily by the following:

2025
•For Annuities, the unfavorable impact was driven by model enhancements and updates to policyholder behavior assumptions.
•For Life Insurance, the favorable impact was driven by updates to mortality assumptions for our traditional life insurance products and morbidity assumptions, partially offset by updates to mortality assumptions for our UL products with secondary guarantees and policyholder behavior assumptions.
•For Group Protection, the favorable impact was driven by updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions and other items.
•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by updates to policyholder behavior and capital market assumptions, partially offset by model enhancements.

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

Goodwill

During the fourth quarter of 2025, we will perform our annual quantitative goodwill impairment test as of October 1, 2025, on all of our reporting units. For more information on goodwill, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 8 in our 2024 Form 10-K.

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

As of September 30, 2025, we had an approximate $1.1 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)
Income (loss) from operations:
Annuities	$210	$227	$659	$702
Life Insurance	88	133	115	160
Group Protection	141	62	374	271
Retirement Plan Services	42	41	107	110
Other Operations	(42)	(38)	(141)	(152)
Net annuity product features, pre-tax (1)	410	(347)	666	1,066
Net life insurance product features, pre-tax	(28)	(132)	(63)	(277)
Credit loss-related adjustments, pre-tax	(38)	(88)	(91)	(123)
Investment gains (losses), pre-tax	14	(57)	(30)	(317)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(232)	(416)	(464)	(326)
GLB rider fees ceded to LNBAR, pre-tax	(235)	(242)	(704)	(703)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (3)	–	–	–	481
Other items, pre-tax (4)(5)(6)(7)	(99)	(19)	(130)	(113)
Income tax benefit (expense) related to the
above pre-tax items	44	276	165	39
Net income (loss)	$275	$(600)	$463	$818

(1)    For the three months ended September 30, 2025 and 2024, includes changes in MRBs of $199 million and $(679) million, respectively; income allocated to support the cost of hedging or future benefits of $162 million and $180 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $49 million and $152 million, respectively. For the nine months ended September 30, 2025 and 2024, includes changes in MRBs of $23 million and $185 million, respectively; income allocated to support the cost of hedging or future benefits of $508 million and $511 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $135 million and $370 million, respectively.
(2)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(3)    For information on the sale of the wealth management business, see Note 1 in our 2024 Form 10-K.
(4)    Includes certain legal accruals of $(9) million for the three and nine months ended September 30, 2025, and $(3) million for the nine months ended September 30, 2024.
(5)    Includes severance expense related to initiatives to realign the workforce of $(5) million and $(16) million for the three months ended September 30, 2025 and 2024, respectively, and $(13) million and $(72) million for the nine months ended September 30, 2025 and 2024, respectively.
(6)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives for the three months ended September 30, 2025, of $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries and $(22) million related to Life Insurance segment persistency optimization; for the three months ended September 30, 2024, includes $(2) million related to the sale of the wealth management business; for the nine months ended September 30, 2025, includes $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(22) million related to Life Insurance segment persistency optimization and $(18) million related to the sale of the wealth management business; and for the nine months ended September 30, 2024, includes $(28) million primarily related to the sale of the wealth management business.
(7)    Includes deferred compensation mark-to-market adjustment of $(9) million and $(1) million for the three months ended September 30, 2025 and 2024, respectively, and $(14) million and $(10) million for the nine months ended September 30, 2025 and 2024, respectively.

Comparison of the Three Months Ended September 30, 2025 to 2024

Net income increased due primarily to the following:

•Gain in net annuity product features in 2025 compared to loss in 2024 driven by the impact of capital markets.
•Less unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of embedded derivatives related to certain reinsurance agreements.
•Lower loss in net life insurance product features driven by the change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Investment gains in 2025 compared to losses in 2024 driven by certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Improvement in our total loss ratio in our Group Protection segment.
•Lower credit loss-related adjustments on our mortgage loans on real estate.

The increase in net income was partially offset by the following:

•Less favorable impact from our annual assumption review.
•Higher net unfavorable other items.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Net income decreased due primarily to the following:

•Gain on other non-financial assets in 2024 due to the sale of the wealth management business.
•Lower gain in net annuity product features driven by the impact of capital markets.
•Higher unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of embedded derivatives related to certain reinsurance agreements.
•Less favorable impact from our annual assumption review.

The decrease in net income was partially offset by the following:

•Lower investment losses driven by lower realized losses on certain investments, favorable changes in the fair value of certain derivatives and higher gains on certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Lower loss in net life insurance product features driven by the change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Improvement in our total loss ratio in our Group Protection segment.
•Higher investment income on alternative investments.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$25	$38	$75	$98
Fee income	565	548	1,630	1,620
Net investment income	532	493	1,567	1,434
Other revenues (2)	20	22	118	269
Total operating revenues	1,142	1,101	3,390	3,421
Operating Expenses
Benefits and policyholder liability remeasurement (1)	23	36	79	103
Interest credited	459	400	1,318	1,130
Commissions and other expenses	418	399	1,234	1,351
Total operating expenses	900	835	2,631	2,584
Income (loss) from operations before taxes	242	266	759	837
Federal income tax expense (benefit)	32	39	100	135
Income (loss) from operations	$210	$227	$659	$702

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits and policyholder liability remeasurement. Benefits and policyholder liability remeasurement include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited; and broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses. During the second quarter of 2024, LNC closed the sale of its wealth management business. For more information, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, in certain reinsured portfolios and lower investment income within our surplus portfolio, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited in certain reinsured portfolios had a corresponding increase in other revenues.
•Higher commissions and other expenses, driven by the impact from our annual assumption review and higher deferred acquisition costs (“DAC”) amortization.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily separate account balances.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, in certain reinsured portfolios and lower investment income within our surplus portfolio, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, in certain reinsured portfolios had a corresponding increase in other revenues.
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher DAC amortization and the impact from our annual assumption review.

The decrease in income from operations was partially offset by the following:

•Lower federal income tax expense due to more unfavorable separate account dividends-received deduction true-ups in 2024.
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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and nine months ended September 30, 2025 and 2024.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$213	$250	$636	$863
Fee income	499	494	1,515	1,506
Net investment income	481	458	1,378	1,285
Other revenues	54	47	147	94
Total operating revenues	1,247	1,249	3,676	3,748
Operating Expenses
Benefits and policyholder liability remeasurement	620	550	1,976	2,005
Interest credited	231	229	673	677
Commissions and other expenses	292	308	906	881
Total operating expenses	1,143	1,087	3,555	3,563
Income (loss) from operations before taxes	104	162	121	185
Federal income tax expense (benefit)	16	29	6	25
Income (loss) from operations	$88	$133	$115	$160

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums in the third quarter of 2025 was partially driven by the expiration of a 10-year assumed reinsurance treaty in the first quarter of 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by the impact from our annual assumption review.
•Lower insurance premiums attributable to affiliate reinsurance activity.

The decrease in income from operations for this segment was partially offset by the following:

•Higher net investment income, net of interest credited, driven by growth in investments and moderate spread expansion.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, due to expense management.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment decreased due primarily to lower insurance premiums attributable to affiliate reinsurance activity.

The decrease in income from operations for this segment was partially offset by the following:

•Higher net investment income, net of interest credited, driven by growth in investments, higher investment income on alternative investments and moderate spread expansion.
•Lower benefits and policyholder liability remeasurement driven by affiliate reinsurance activity and improved mortality for the block in aggregate due to lower claims incidence, partially offset by the impact from our annual assumption review.
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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums	$220	$1,270	$2,987	$(639)
Net investment income	93	80	271	253
Other revenues (1)	5	3	16	113
Total operating revenues	318	1,353	3,274	(273)
Operating Expenses
Benefits and policyholder liability remeasurement	(243)	923	1,653	(1,697)
Interest credited	1	1	1	3
Commissions and other expenses	381	350	1,147	1,078
Total operating expenses	139	1,274	2,801	(616)
Income (loss) from operations before taxes	179	79	473	343
Federal income tax expense (benefit)	38	17	99	72
Income (loss) from operations	$141	$62	$374	$271

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and ceded net investment income related to the reinsurance agreement discussed in “Additional Information” below.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement due to the third quarter 2025 reinsurance transaction, the impact from our annual assumption review, lower claims severity and incidence in our life business and lower incidence in our disability business, partially offset by less favorable claims experience than expected in our disability business and growth in business in force.
•Higher net investment income, net of interest credited, driven by growth in business in force.

The increase in income from operations was partially offset by the following:

•Lower insurance premiums due to the third quarter 2025 reinsurance transaction, partially offset by growth in business in force and persistency.
•Higher commissions and other expenses due to incentive compensation as a result of production performance.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to the second quarter 2024 reinsurance transaction, growth in business in force and persistency.
•Higher net investment income, net of interest credited, driven by growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher benefits and policyholder liability remeasurement driven by the second quarter 2024 reinsurance transaction, less favorable claims experience than expected in our disability business and growth in business in force, partially offset by the third quarter 2025 reinsurance transaction, the impact of the annual assumption review, lower claims severity and incidence in our life business and lower incidence in our disability business.
•Lower other revenues due to the net settlement related to the second quarter 2024 reinsurance transaction.
•Higher commissions and other expenses due to incentive compensation as a result of production performance.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” for information on the impacts from our annual assumption review.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. Insurance premiums and benefits and policyholder liability remeasurement for the nine months ended September 30, 2024, reflect the day one impact of $4.5 billion attributable to the reinsurance agreement that had no income (loss) from operations effect. Effective Ju1y 1, 2025, we amended the reinsurance agreement to reinsure additional blocks of in-force group protection products. Insurance premiums and benefits and policyholder liability remeasurement for the three and nine months ended September 30, 2025, reflect the day one impact of $1.1 billion attributable to the reinsurance agreement that had no income (loss) from operations effect. See Note 7 for more information.

Our total loss ratio for the three and nine months ended September 30, 2025, was 65.8% and 67.6%, respectively, compared to 72.8% and 72.6% for the corresponding periods in 2024 not including the day one impacts of the reinsurance agreement discussed above. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2024 Form 10-K.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Fee income	$75	$72	$216	$211
Net investment income	254	251	753	736
Other revenues (1)	9	8	20	24
Total operating revenues	338	331	989	971
Operating Expenses
Interest credited	174	170	518	505
Commissions and other expenses	115	116	349	343
Total operating expenses	289	286	867	848
Income (loss) from operations before taxes	49	45	122	123
Federal income tax expense (benefit)	7	4	15	13
Income (loss) from operations	$42	$41	$107	$110

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily separate account balances.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower other revenues due to a plan termination during the fourth quarter of 2024.

The decrease in income from operations was partially offset by the following:

•Higher fee income driven by higher average daily separate account balances.
•Higher net investment income, net of interest credited, driven by higher investment income on prepayment and bond make-whole premiums, higher average general account balances and impacts to portfolio yields from the current interest rate environment, partially offset by an increase in crediting rates.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 14% and 17% for the three and nine months ended September 30, 2025, and 13% for the corresponding periods in 2024. The increase in the outflow rate for the nine months ended September 30, 2025, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 12% and 13% as of September 30, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Net investment income (1)(2)	43	29	101	66
Other revenues (3)	15	26	34	48
Total operating revenues	58	55	135	114
Operating Expenses
Benefits and policyholder liability remeasurement	2	3	8	3
Interest credited	22	8	49	26
Other expenses	52	47	135	130
Interest and debt expense	39	46	119	142
Total operating expenses	115	104	311	301
Income (loss) from operations before taxes	(57)	(49)	(176)	(187)
Federal income tax expense (benefit)	(15)	(11)	(35)	(35)
Income (loss) from operations	$(42)	$(38)	$(141)	$(152)

(1)    Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves, and funding agreement activity beginning in 2025, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(2)    Includes funds withheld activity ceded to LPINE, which has a corresponding offset in other revenues.
(3)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended September 30, 2025 to 2024

Loss from operations for Other Operations increased due primarily to higher other expenses associated with costs pertaining to business operations.

The increase in loss from operations was partially offset by lower interest and debt expense driven by a decline in average outstanding debt and interest rates.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other revenues due to funds withheld activity ceded to LPINE, which more than offset the increase driven by the effect of market fluctuations on assets held as part of certain compensation plans. The lower other revenues had a corresponding increase in net investment income.

•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.

The decrease in loss from operations was partially offset by higher other expenses associated with costs pertaining to business operations.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $(287) million and $(1.8) billion for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received capital contributions from LNC of $162 million and $962 million for the three and nine months ended September 30, 2025, respectively, compared to none for the corresponding periods in 2024. We paid cash dividends to LNC of $165 million and $565 million during the three and nine months ended September 30, 2025, respectively, compared to $125 million and $320 million for the corresponding periods in 2024. During the third quarter of 2025, we made a $207 million non-cash dividend to LNC for settlement of an inter-company tax receivable. During the second quarter of 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We also received dividends from our subsidiaries of $74 million and $310 million during the three and nine months ended September 30, 2025, respectively, compared to $102 million and $358 million for the corresponding periods in 2024.

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

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. We cede a portion of the variable annuity guaranteed benefit riders to LNBAR through a modified coinsurance agreement. The variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We also use a partial hedge and a third-party reinsurance agreement to mitigate potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of September 30, 2025 and December 31, 2024, we had $105 million and $24 million, respectively, of outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we had $1.5 billion and $1.8 billion, respectively, of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.6 billion. As of September 30, 2025, LNL had outstanding borrowings of $2.0 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of September 30, 2025. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of September 30, 2025, we had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $172 million and $210 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2025, we were in a net collateral payable position of $8.7 billion compared to $6.9 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuit captioned Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On October 7, 2025, we entered into an agreement fully and finally settling the Wells Fargo case, and the Wells Fargo parties filed a stipulation of dismissal of the Wells Fargo case with prejudice.

Maria Laurino and Ricardo Miller v. The Valley Hospital and Lincoln National Corporation and The Lincoln National Life Insurance Company, et. al., No. 2:25-cv-15263, is a putative class action lawsuit filed on September 4, 2025 in the U.S. District Court for the District of New Jersey. Plaintiffs are participants in Valley Hospital Health System Partnership Plan (the “Plan”), which is the 401(k) defined contribution plan for The Valley Hospital and affiliated entities. Plaintiffs seek to represent all current and former participants and beneficiaries in the Plan since September 4, 2019. Lincoln offers a fixed annuity investment option to Plan participants through its group annuity contract with the Plan. Lincoln also provides recordkeeping and administration services to the Plan. Plaintiffs allege that The Valley Hospital defendants acted in breach of their fiduciary duty, including by maintaining the Plan’s investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior investment alternatives, and by participating in an alleged fiduciary breach by Lincoln. Plaintiffs allege that the Lincoln defendants were fiduciaries to the Plan and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants, including the disgorgement of profits, attorney’s fees and costs, pre-judgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. We are vigorously defending this matter.

Reference is made to the tax assessment proceeding captioned Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. On July 25, 2025, the Township of Radnor (the “Township”) filed a post-trial motion asking the trial court to vacate its July 16, 2025, judgment in favor of The Lincoln National Life Insurance Company (“LNL”), reinstate the assessment subject to accrued statutory interest and enter judgment in favor of the Township. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania. On the same date, LNL filed a motion to strike the Township’s post-trial motion in the trial court, and the trial court granted LNL’s motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 99, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2025

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: November 6, 2025	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)