Form 10-K
period 2025-12-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2026-03-12
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐     No  ☒
As of March 12, 2026, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.
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

We provide products and services and report results through four business segments as follows:

•Annuities
•Life Insurance
•Group Protection
•Retirement Plan Services

We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments.

The results of LFD are included in the segments for which it distributes products. LFD distributes our individual life insurance and annuity products, retirement plan products and services and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs through financial intermediaries, including consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”), financial institutions and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2025, LFD had approximately 450 internal and external wholesalers (including sales and relationship managers).

The results through May 6, 2024, of Lincoln Financial Network (“LFN”), LNC’s former retail distributor, are included in the business segments for which it distributed products. See Note 1 for additional information on the 2024 sale of the wealth management business.

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

Annuities have several features that are attractive to customers. Annuities are unique in that policyholders can select a variety of payout alternatives to provide an income flow for life. Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and that, we believe, make annuities attractive especially in times of economic uncertainty. In addition, growth on the underlying principal in annuities is typically granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, potentially at lower tax rates occurring during retirement.

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

We offer the optional Lincoln ProtectedPay® lifetime income suite, which provides a GWB and includes: Secure Core, Secure Core with Estate Lock, Secure Plus and Secure Max, and Select Core, Select Core with Estate Lock, Select Plus and Select Max. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually for a specified period of time at the greater of a specified simple rate or account balance growth. The riders provide higher income if the contract holder delays withdrawals. The Secure Core and Select Core riders offer the option of GWBs and GIBs that provide a specified level rate of protected income. The Secure Plus and Secure Max riders and Select Plus and Select Max riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account balance falls to zero. Contract holders under the Secure riders are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Select riders are subject to restrictions on the allocation of their account balance within the various investment choices. Secure Core with Estate Lock and Select Core with Estate Lock offer an integrated GDB where the death benefit of the total deposits made to the contract is only adjusted to reflect any amount of partial withdrawals that is over the specified level rate of protected GWB income. The death benefit is reduced to zero if the account balance is reduced to zero.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. We use a variety of hedging strategies to mitigate the risks to our statutory capital associated with our guaranteed benefit riders. See “Reinsurance” below and Note 7 for information on reinsurance. For more information, see “Summary of Critical Accounting Estimates – Market Risk Benefits” in the MNA. For information regarding risks related to our guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability” and “Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in our capital levels.”

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

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the S&P 500® Index, the S&P 500 Daily Risk Control 10%TM Index, the BlackRock Dynamic Allocation Index, the Fidelity AIMSM Dividend Index, the Nasdaq Priva™ Index or the Capital Group Dividend Value ETF. The indexed interest credit is guaranteed never to be less than zero.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. See “Reinsurance” below and Note 7 for information on reinsurance. For more information on derivatives, see “Summary of Critical Accounting Estimates – Derivatives” in the MNA.

RILA

We have three RILA products, Lincoln Level Advantage® (“LLA”), Lincoln Level Advantage 2® (“LLA2”) and Lincoln Level Advantage 2 Income® (“LLA2 Income”). LLA provides the contract holder the ability to direct the investment of premium deposits into one or more indexed accounts and/or variable funds offered through the product. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM and the NASDAQ-100 Index®. A contract holder’s separate account balance varies with the performance of the underlying variable funds chosen by the contract holder.

LLA2 and LLA2 Income provide one or more indexed accounts and also offer the SecureLock+SM feature, which enables the contract holder to capture gains and reset the growth potential and downside protection for an indexed account by locking in the interim value intra term. The available indices and ETFs are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM, the Capital Group Growth ETF and the Capital Group Global Growth ETF.

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

LLA2 Income provides either a GWB, Lincoln ProtectedPay® Select, or a GWB with a GDB, Lincoln ProtectedPay® Select with Estate LockSM Death Benefit. Both provide contract holders with protected lifetime income that is based on a percentage of the account balance when lifetime income starts. For each year the contract holder delays withdrawals, the withdrawal percentage increases by a set amount. Lincoln ProtectedPay® Select with Estate LockSM offers an integrated GDB where the death benefit of the total deposits made to the contract is only adjusted to reflect any amount of partial withdrawals that is over the specified level rate of protected GWB income. The death benefit is reduced to zero if the account balance is reduced to zero.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.

We use derivatives to hedge the equity market risk associated with our RILA products. For more information on derivatives, see “Summary of Critical Accounting Estimates – Derivatives” in the MNA.

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

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL products provide life insurance with account balances that earn rates of return solely based on company-declared interest rates. Policyholder account balances are invested in our general account investment portfolio where we bear the investment risk. Our fixed IUL products function similarly to a traditional UL policy, with the added flexibility of allowing policyholders to have portions of their account balances earn credits based on the performance of indices such as the S&P 500® Index. Key products in our IUL suite have recently transitioned to new products that offer additional index options and features. Lincoln WealthBuilder® IUL and Lincoln WealthBuilder® ECV IUL were launched in the first half of 2025, and our Lincoln WealthProtectorSM IUL was launched in February 2026.

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
These products are characterized as Executive Benefits products when reporting sales.

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

Our Lincoln PremierSM VUL BOLI and COLI products and Lincoln Corporate ExecSM COLI products are also VUL-type products. COLI products are owned by a corporation and insure the lives of the corporation’s employees. These products are characterized as Executive Benefits products when reporting sales.

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

Competition

The life insurance market is very competitive and consists of many companies with no one company dominating the market for all products. Principal competitive factors include product features, price, underwriting and issue process, customer service and experience and insurers’ financial strength. With our broad distribution network, we compete in the three primary needs of life insurance: death benefit protection, accumulation and linked benefits (MoneyGuard). In addition, we use automated underwriting within a defined criteria as well as LincXpress®, a streamlined issue process, both of which are seen as marketplace competitive advantages.

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

Products and Services

Disability Insurance and Administrative Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group and voluntary disability plans, which protect an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days, and provides benefits for a longer period, usually up to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services for employer self-funded, state-specific statutory disability and paid family leave programs.

Absence Management Services

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

Supplemental Health Insurance

We offer a suite of employer-sponsored supplemental health insurance products designed for employees and their covered dependents. Coverage is primarily employee-paid. These products are characterized as part of the life products line when reporting results.

Accident Insurance

Our group accident insurance provides financial protection for unexpected expenses after an accidental injury. With many covered conditions, benefit payments range from services for emergency care, fractures/dislocations and recovery assistance. Our flexible benefit plans provide coverage for either on-the-job accidents or accidents incurred on a 24-hour basis.

Critical Illness Insurance

Our group critical illness insurance provides a lump-sum benefit upon diagnosis of a covered critical illness. In addition to offering benefits for covered illnesses, this product also includes benefits that support prevention, early detection and treatment of a critical illness.
Hospital Indemnity Insurance

Our group hospital indemnity insurance pays a lump-sum benefit for admission to a hospital due to an illness or injury. In addition to offering benefits for hospital admissions, this product also includes benefits for extended stays in rehabilitation facilities, NICUs and recovery.

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

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and sales representatives develop business through employee benefit brokers, consultants and other employee benefit firms that work with employers to provide access to our products.

Competition

The group protection marketplace is very competitive. Principal competitive factors include product features, price, quality of customer service and engagement, claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings. In this market, the Group Protection segment competes nationally with a number of major companies and regionally with other companies offering all or some of the products within our product set. In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.

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

Claims Administration

Claims for the Group Protection segment are managed by claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance policy or self-insured plan and in compliance with federal and state laws and regulations. Efficient and accurate disability claims management is especially important to customer service satisfaction and segment results. Financial results can be impacted by both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and to assist in the development of return-to-work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies include a waiver of premium provision in the event of the insured’s disability. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account balance. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund or collective investment trust (if applicable). We earn fees for our recordkeeping, administrative and other services that we provide to plan sponsors and participants. We also expect to earn a spread between what we earn on the underlying general account investments supporting the fixed account and what we credit to our contract holders’ account balances.

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

OTHER OPERATIONS

Other Operations includes the financial results for operations that are not directly related to the business segments and primarily consists of: investments related to our excess capital; corporate investments; interest expense associated with debt; expenses associated with corporate strategic initiatives; expenses associated with benefit plans; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity contracts; and activities related to institutional funding agreements.

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

Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC, operates as a Class E Bermuda-based life and annuity reinsurance company. For more information about our affiliate reinsurance transactions with LPINE, see Note 7.

As of December 31, 2025, the policy for our reinsurance program was to retain no more than $20 million on a single insured life, with the retention on most policies being significantly below that. For more information, see Note 7.

Some portions of our annuity and life businesses have been reinsured on either a coinsurance, a coinsurance with funds withheld or a modified coinsurance basis. In a coinsurance program, the reinsurer shares proportionally in the policy level financial results of the reinsured policies (i.e., premiums, benefits/claims, expenses, and changes in reserves) based on its quota share percentage, and the related reserves and supporting assets are transferred to the reinsurer. In a coinsurance with funds withheld program, the reinsurer shares proportionally in the policy level financial results based on its assumed quota share percentage; however, the ceding company retains the assets supporting the ceded reserves under a funds withheld arrangement, and the reinsurer assumes liability for investment results of the assets in the funds withheld account. In a modified coinsurance program, the ceding company retains both the reserves and the assets supporting those reserves, with such assets held in a modified coinsurance account, while the reinsurer shares proportionally in the policy level financial results, and investment results of the assets held in the modified coinsurance account, based on the reinsurer’s quota share of risk assumed.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. LNBAR, LPINE, Fortitude Reinsurance Company Ltd. (“Fortitude Re”), Protective Life Insurance Company, Security Life of Denver Insurance Company (a subsidiary of Resolution Life), Commonwealth Annuity and Life Insurance Company (a subsidiary of Global Atlantic), Hannover Life Reassurance Company of America (Bermuda) Ltd. and Athene Holding Ltd. (“Athene”) represent our largest reinsurance exposures. LNBAR and LPINE are affiliates, as both are wholly owned reinsurance subsidiaries of LNC. LNBAR assumes risk from LNL under certain variable annuity contracts and certain UL contracts with secondary guarantees. LPINE assumes risk from LNL under certain group protection products, certain fixed annuity contracts and certain traditional life insurance products.

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

FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of LNL and LLANY.

Rating agencies rate insurance companies based on financial strength and the ability to pay obligations under insurance policies and contracts, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations. There may be other rating agencies that also rate our insurance companies that we do not disclose in our reports.

The insurer financial strength rating scales of AM Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•AM Best – A++ to D
•Fitch – AAA to C
•Moody’s – Aaa to C
•S&P – AAA to D

As of March 6, 2026, the financial strength ratings of LNL and LLANY, as published by the principal rating agencies that rate us, were as follows:

	AM Best	Fitch	Moody's	S&P

LNL	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

LLANY	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

A downgrade of the financial strength rating of LNL or LLANY could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. See also “Item 1A. Risk Factors – Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.”

Our insurer financial strength ratings for LNL and LLANY have all been assigned a stable outlook. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or LLANY can maintain these ratings. Each rating should be evaluated independently of any other rating.

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

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for that purpose. We are domiciled in Indiana and our principal insurance regulatory authority is the Indiana Department of Insurance (the “IDOI”). LLANY is domiciled in New York and its principal insurance regulatory authority is the New York Department of Financial Services (the “NYDFS”).

The insurance departments of the domiciliary jurisdictions exercise principal regulatory jurisdiction over us. The extent of regulation by the jurisdictions varies, but, in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and licensing of companies and producers to transact business; prescribing and approving policy forms; regulating premium rates for some lines of business; prescribing the form and content of statutory financial statements and reports; and regulating the type and amount of investments permitted and standards of business conduct.

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

As part of their regulatory oversight process, state insurance departments also conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (the “NAIC”). Most recently, during 2024, the IDOI, along with insurance regulators of New York, South Carolina and Vermont, conducted a coordinated risk-focused financial examination covering the five-year period ended December 31, 2022. This routine five-year examination of all our U.S. domestic insurance companies found no material deficiencies. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. We, LLANY and our captive reinsurance subsidiaries are subject to periodic financial examinations by our respective domiciliary insurance regulators. We did not receive any material adverse findings resulting from insurance department examinations of LNL or any of our insurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2025.

State insurance laws and regulations require us and LLANY to file financial statements with state insurance departments everywhere we do business, and our operations and accounts are subject to examination by those departments at any time. We and LLANY prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The NAIC has approved a series of statutory accounting principles (“SAP”) that have been adopted, in some cases with minor modifications, by virtually all state insurance departments. Changes in SAP can significantly affect our capital and surplus.

Current and Recent NAIC Topics

Interest Maintenance Reserve

In August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative interest maintenance reserves (“IMR”) as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance became effective for periods ended September 30, 2023, and was originally scheduled to sunset on December 31, 2025. In August 2025, the NAIC approved an extension of the temporary relief through December 31, 2026. This guidance has had the effect of increasing our statutory capital, corresponding to an approximate 10 percentage-point increase to our estimated risk-based capital (“RBC”) ratio as of December 31, 2025. The NAIC is continuing work towards a long-term solution.

Group Capital Calculation

The NAIC has developed and adopted a Group Capital Calculation (“GCC”) based on an RBC aggregation methodology to serve as an individual tool to help state regulators evaluate potential risks within and across insurance groups. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. In 2024, Indiana amended the holding company provisions within its Insurance Code to adopt the GCC for use in the IDOI’s monitoring of insurance holding companies’ solvency. The GCC filing requirement took effect beginning January 1, 2026. We cannot predict what impact, if any, this regulatory tool may have on our business.

RBC Model Governance

The NAIC’s RBC Model Governance Task Force was established in 2025 to strengthen the consistency, transparency and integrity of the RBC framework, which underpins insurer solvency regulation in the United States. The task force’s charge is to develop guiding principles that ensure all future RBC adjustments uphold the framework’s credibility and global competitiveness. Its work includes conducting a comprehensive gap analysis, identifying inconsistencies across RBC formulas and creating a strategic foundation for revisions under the principle of “equal capital for equal risk.” We cannot predict what impact, if any, this regulatory initiative may have on our business. See “Insurance Regulation – Risk-Based Capital” below for more information on the NAIC’s RBC requirements.

Reinsurance

In August 2025, the NAIC adopted Actuarial Guideline LV (“AG55”), a new framework requiring asset adequacy testing for ceded reinsurance. AG55 will serve as a new tool to help state insurance regulators gain deeper insights into the assets and reserves supporting ceded business. For statutory reporting for the year ended December 31, 2025, AG55 is disclosure only. We cannot predict what impact, if any, this regulatory tool may have on our business.

In December 2025, the NAIC adopted Ref 2024-06: Risk Transfer Analysis of Combination Reinsurance Contracts clarifying the treatment of combination treaties with interdependent features under statutory accounting for new and newly amended contracts effective immediately and in force contracts effective for the year ending December 31, 2026. The impact upon adoption of these changes is not expected to be material.

Regulation of Insurer Investments

The NAIC insurer investment regulation framework initiative is a modernization effort to strengthen oversight of insurers’ increasingly complex investment portfolios. It aims to reduce reliance on credit rating providers by giving regulators more tools to independently assess risk, particularly in areas like private equity, collateralized loan obligations and other structured securities. We cannot predict what changes, if any, these activities may ultimately have on our business.

Life and Annuities Reserves

In August 2025, the NAIC adopted changes to implement a new Generator of Economic Scenarios (“GOES”) for calculating annuity and life reserves according to the Valuation Manual (e.g., VM-20 and VM-21) effective January 1, 2026 (reporting in 2027) with an optional three-year phase-in of impact for reserves. RBC calculation changes (i.e., C-3 Phase I cash flow testing interest rate risk and C-3 Phase II market and interest rate risk for variable annuities and similar products) driven by the new GOES are currently under review, with the objective of finalizing requirements by the end of 2026. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. The new GOES produces scenarios with characteristics that differ from the prior economic scenario generator, which could adversely affect the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions.

In addition, effective January 1, 2026, the NAIC’s Valuation Manual incorporated VM-22, introducing principle-based reserving for non-variable annuities. VM-22 replaces the prior methodology and applies prospectively to new issues, with a three-year transition period and mandatory compliance by January 1, 2029. We cannot fully anticipate the effects these modifications may have on our business.

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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC determined by the formula. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its “company action level” of RBC (known as the RBC ratio), also as defined by the NAIC.

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

As of December 31, 2025, our RBC ratio and the ratio reported by LLANY to our respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain our RBC ratios in excess of the “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting us or LLANY, many of which are outside of our control, will not cause our RBC ratios to fall below the “company action level” or below our targeted levels, which are significantly higher than the “company action level.” These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principle-based reserving; economic conditions leading to higher levels of impairments of securities in our general accounts; and an inability to finance life reserves.

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

Guaranty Associations and Similar Arrangements

State laws require insurance companies doing business within their jurisdictions to participate in various types of guaranty associations or other similar arrangements. These guaranty associations and similar arrangements provide certain levels of protection to policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these guaranty associations levy assessments up to a prescribed limit on a member insurer’s proportionate share of the business in the relevant jurisdiction of all member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. See “State Guaranty Fund Assessments” in Note 17 for information regarding amounts accrued for expected assessments and the related expected reductions in future state premium taxes.

Privacy, Artificial Intelligence and Cybersecurity Regulation

We collect, process and maintain personal information from individuals who interact with our business, which subjects us to numerous privacy laws and regulations. While there are several U.S. federal laws that protect specific types of data or govern specific industries, many states have adopted their own comprehensive data privacy laws. These laws, when applicable, require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure; disclose our collection, processing, use and sharing practices to individuals; allow individuals, in certain circumstances, to access, correct, and delete their personal information; and, in some cases, allow individuals to opt out of certain data tracking, sharing and processing practices. We must also promptly notify and report certain types of incidents involving this data. The privacy laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted or revised. For example, the NAIC is currently considering revisions to the Privacy of Consumer Financial and Health Information Regulation Model Law that may be completed in 2026. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

With the rise of innovation and technology in the financial and insurance sectors, state and federal regulators and policymakers and the NAIC are increasingly focused on the use of “big data” and artificial intelligence (“AI”), including machine learning, deep learning and other techniques that enable automatic decision-making, across various business practices such as underwriting, sales and marketing and in claims processing. In August 2020, members of the NAIC unanimously adopted guiding principles on AI to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement AI tools to facilitate operations. In December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including those prohibiting unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. As of the end of 2025, 28 state insurance commissions have adopted the NAIC model bulletin or a similar regulation. In addition, the NAIC is actively developing an AI Systems Evaluation Tool, a regulatory framework designed to help assess how insurers implement AI, with a focus on identifying risks to consumers and ensuring financial stability.

In December 2025, President Trump issued the Executive Order titled “Ensuring a National Policy Framework for Artificial Intelligence,” which seeks to establish a unified national standard for AI policy and directs federal agencies to coordinate efforts to challenge and preempt conflicting state AI laws. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging rules and regulations governing the use of AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability.”

We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For example, in 2017, the NYDFS enacted a regulation establishing cybersecurity requirements for financial services companies (the “NYDFS Cybersecurity Regulation”), which was further amended in November 2023. The NYDFS Cybersecurity Regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing, risk and vulnerability assessments, and regulator notification in the event of certain cybersecurity events.

While we employ robust and tested privacy and information security programs, as legislatures and regulators establish further laws and regulations for addressing privacy and cybersecurity, we may need to amend our policies and adapt our internal procedures. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense” and “Item 1A. Risk Factors – Operational Matters – We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations.”

Securities, Broker-Dealer and Investment Adviser Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds and closed-end funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have one subsidiary, LFD, that is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and is subject to federal, state and self-regulatory organization regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital and other rules. In addition, we have one subsidiary, Lincoln Financial Investments Corporation, that is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Employees registered or associated with our investment adviser or broker-dealer subsidiaries are subject to federal securities laws and to examination requirements and regulation by state and federal securities regulators and self-regulatory organizations, where applicable. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. In recent years, there has been increased scrutiny by these regulatory bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of such inquiries and examinations. For more information about regulatory and litigation matters generally, see Note 17.

Standard of Conduct Regulation

As a result of overlapping efforts by the Department of Labor (the “DOL”), the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the distribution of our products.

DOL Fiduciary Advice Rule

In 2016, the DOL released the DOL Fiduciary Rule, which became effective in 2017 and substantially expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in March 2018, and in June 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, would apply going forward.

On April 23, 2024, the DOL finalized new regulations that redefined the meaning of “investment advice fiduciary,” substantially expanding the range of activities considered to be fiduciary investment advice under ERISA. The final rule also amended the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. As finalized, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. The final rule was set to become effective on September 23, 2024, while the changes to the prohibited transaction exemptions were to have a one-year phase-in from the effective date. Based on lawsuits challenging the new rule brought in two separate Texas District Courts in the Fifth Circuit, in July 2024, a stay was issued delaying the implementation of the new rule until further notice. The DOL, through the Department of Justice (“DOJ”) under the Biden Administration, had appealed the stay; however, in November 2025, the Fifth Circuit granted a motion by the DOJ, under the current administration, to dismiss the appeal, and the stay remains in place. The DOL may reintroduce the rule or another version of the rule at some point in the future. As a result, it is uncertain at this time whether any proposed changes will have a material impact on our business.

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

In addition, the SEC approved the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures, including existing Form ADV for advisers and the disclosures required under Regulation Best Interest for broker-dealers. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers and investment advisers were required to be compliant.

Finally, the SEC issued interpretative guidance regarding an investment adviser’s fiduciary obligations under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and further describes an investment adviser’s responsibilities under these fiduciary duties.

State Law Standard of Conduct Rules and Regulations

In addition to the SEC and DOL rules, the NAIC and several states have enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care and provide additional disclosures when providing advice to their clients. These state laws and regulations have resulted in additional requirements related to the sale of our products.

If any new rules are implemented that are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate developments in this area, we cannot predict what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry. The ongoing implementation continues to present challenges and uncertainties for financial market participants. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau to protect consumers of certain financial products and implemented changes to certain corporate governance rules. Additionally, the Federal Insurance Office established under the Dodd-Frank Act issues annually a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment. The ultimate impact of these recommendations on our business is undeterminable at this time.

As financial services regulatory reform continues to evolve in the U.S. and abroad, and the marketplace continues to respond, the extent to which our costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

Other Federal Legislation

Tax Legislation

In July 2025, the “One Big Beautiful Bill Act (“OBBB”)” was enacted. OBBB includes significant federal tax law changes that extend or make permanent several provisions originally introduced under the Tax Cuts and Jobs Act of 2017 that were otherwise set to expire or revert at the end of 2025. OBBB did not introduce any changes to tax policy that are expected to materially affect our business operations or the insurance industry generally.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. The 2025 Annual Report of the Board of Trustees of the Federal Old-Age and Survivors Insurance and Federal Disability Insurance Trust Funds, published by the Social Security Administration, projects that the SSDI reserves will not be depleted until 2034.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act. This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business. We continue to monitor any efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and the effect those efforts may have on our business.

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

We routinely conduct environmental assessments or review environmental assessments obtained by borrowers for real estate we acquire for investment and before taking title through foreclosure to real property collateralizing mortgages that we hold. Although unexpected environmental liabilities can always arise, based on these environmental assessments and compliance with our internal procedures, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.

In addition, certain of our regulators and individual states have proposed or adopted, or may propose or adopt, environmental, social and governance (“ESG”) rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes, which have been stayed pending the outcome of litigation challenges, that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC. In addition, in October 2023, California enacted legislation, which was further amended in September 2024, requiring significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. The California law requiring greenhouse gas emissions reporting is effective beginning in June of 2026, while the separate California law requiring the disclosure of climate-related financial risks was scheduled to become effective January 1, 2026. In November 2025, the U.S. Court of Appeals for the Ninth Circuit issued a temporary injunction blocking enforcement of the law requiring the disclosure of climate-related financial risks pending the outcome of a legal challenge. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.”

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2025, we had a total of 9,364 employees. LNC’s mission is to provide financial protection and security to our customers and their families by offering products and services across our four core businesses. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive. From the moment our employees become part of our company, they’re empowered to live and act with integrity, accountability and passion in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

Employee Feedback and Employee Engagement

We actively listen to our employees in a variety of ways, including enterprise-wide and department-specific engagement surveys and focus groups, and we gather feedback on an ongoing basis. Historically, LNC has conducted a comprehensive, company-wide engagement survey every two years, often conducting department-specific pulse surveys in the alternate years, to inform our human resources strategy, measure progress and adjust plans, as necessary. Beginning in 2026, the engagement survey will be conducted annually. We focus on equipping our managers to foster employee development and strengthen their voices. We support our managers through tools, resources and development programs to help them be the best leaders possible. We have also created tools to help managers develop and execute on targeted action plans to address areas of opportunity for their work groups.

Talent and Development

Our talent and leadership development strategy is rooted in our Core Values, leadership attributes and leadership framework, with a vision to foster a continuous learning culture that accelerates development, enhances leadership effectiveness, and ensures long-term success. We take a holistic approach to talent management, combining robust performance management, where we measure both the “what” and the “how” of performance, with deliberate succession planning and top talent identification to build strong leadership pipelines and ensure business continuity.

Employees and managers work together to define individual development goals and shape meaningful careers. Development at Lincoln is guided by “3 E’s”: Expand, Elevate and Evolve. Our programs are designed to help employees expand by broadening skills, scope and influence within their current roles; elevate by preparing for advancement and greater leadership responsibility; and evolve by adapting and applying strengths in new or different roles as business needs change. We offer curated learning paths, scalable programs and self-paced content for every career stage, from foundational onboarding and early career initiatives, including internships and targeted development programs, to advanced leadership development. Offerings include e-learning, instructor-led sessions, virtual learning and coaching, combining traditional one-on-one support with “under development” technology-enabled coaching platforms to personalize development and extend access. As part of our evolving approach to personalized development, Lincoln has introduced foundational AI literacy training and hands-on learning opportunities, along with flexible, function-specific development. We plan to invest in continuous learning to help employees and leaders remain adaptable as technology advances.

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
•dedicated Lincoln Financial Retirement Consultants to evaluate employee retirement readiness and help them map out ways to improve their overall financial wellness;
•hospital indemnity, accident and critical illness insurance coverages, short- and long-term disability plans and company-provided life insurance;
•fertility, pregnancy and parenting support, plus paid parental leave and adoption assistance programs;
•a dependent care flexible spending account and back-up dependent care;
•comprehensive cardiometabolic support for weight management, diabetes and more;
•virtual musculoskeletal care, including digital physical therapy;
•a surgical center of excellence network; and
•a virtual clinical network for telemedicine consults.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

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

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, our business and profitability. In an economic downturn characterized by inflation, recessionary conditions, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have at times experienced, and in the future could experience, an elevated incidence of claims and increases in the rate of lapses or surrenders of policies and other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements.

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability. Some of our products, principally fixed annuities and UL, including linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Spreads are an important component of our net income. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our business and results of operations. In addition, low rates increase the cost of providing variable annuity living benefit guarantees, which could negatively affect our variable annuity profitability.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments, reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages, mortgage-backed securities and other asset-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. For additional information on our guaranteed crediting rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

Generally, a decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period. Accordingly, declining interest rates or sustained low-interest rates may materially adversely affect our results of operations, financial condition and cash flows and significantly reduce our profitability. In addition, a decline in or sustained period of low market interest rates may make it more challenging for us to pass certain asset adequacy tests related to statutory reserves, given the required conservatism of some of the regulations with which we must comply. To meet these requirements, we may be required to post asset adequacy reserves, which, depending on the size of the reserve, could materially adversely affect our financial results.

Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders.

In periods of increasing or sustained higher interest rates, such as that which we experienced the last few years, higher interest rates will lead to higher yields on our asset portfolios. However, such increases in yield may be more than offset by increases in crediting rates necessary to keep our interest-sensitive products competitive and potentially higher borrowing costs, thus lowering our spreads. In such a scenario, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

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

Increases in interest rates or sustained higher interest rates, have in the past and may in the future, cause increased surrenders and withdrawals of insurance products. In periods of high or increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. For example, during 2024 and 2025, our Annuities business experienced an increased outflow rate primarily due to an increase in full surrenders as a result of the elevated interest rate environment and strong equity markets. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses that reduce our capital position. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in terminations may accelerate amortization of our deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) assets, which would reduce net income.

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

Certain of our variable annuity, fixed indexed annuity and RILA products include optional guaranteed benefit riders, including GDB (variable annuity and RILA only) and guaranteed living benefit riders. The fair value of these guaranteed benefit riders is impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads. Strong equity markets, increases in interest rates and decreases in volatility will generally result in a decrease to our guaranteed benefit riders liability and would result in an increase to our earnings. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase to our guaranteed benefit riders liability and would result in a decrease to our earnings. In addition, certain of our VUL products include secondary guarantees. We accrue additional liabilities for these secondary guarantees, and these liabilities are impacted by changes in equity markets. Strong equity markets generally decrease these additional liabilities. Conversely, a decrease in the equity markets will generally increase these additional liabilities. We use multiple strategies, including hedging and reinsurance, to partially mitigate the risk related to equity market volatility, but there can be no guarantee that these strategies will be fully effective to mitigate this risk.

Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in our capital levels.

We use a variety of hedging strategies to mitigate the risks to our capital associated with certain guarantees on our variable products. However, the hedging strategies may not be fully effective to offset the changes in the carrying value of these guarantees, as our hedging strategies hedge risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial condition under GAAP. Changes from period to period in the valuation of these guarantees, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial condition under GAAP and in our capital levels.

Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees.

Legislative, Regulatory and Tax

Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.

We are subject to extensive supervision and regulation in the states, territories and countries in which we do business. The insurance departments of the domiciliary jurisdictions exercise principal regulatory jurisdiction over us. The extent of regulation by the jurisdictions varies, but, in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and licensing of companies and producers to transact business; prescribing and approving policy forms; regulating premium rates for some lines of business; prescribing the form and content of statutory financial statements and reports; and regulating the type and amount of investments permitted and standards of business conduct. In addition, state insurance holding company laws impose restrictions on certain inter-company transactions and limitations on the amount of dividends that we can pay. See “Item 1. Business – Regulatory – Insurance Regulation” for more information.

Insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, in August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative IMR as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance, which is scheduled to sunset on December 31, 2026, has had the effect of increasing our statutory capital, as well as our estimated RBC ratio as of December 31, 2025. If the NAIC does not implement a long-term solution, our statutory capital and RBC ratio could be adversely affected. In addition, in August 2024, the NAIC adopted changes to implement a new GOES for calculating annuity and life reserves according to the Valuation Manual (VM-20 and VM-21) effective January 1, 2026 (reporting in 2027) with an optional three-year phase-in of impact for reserves. RBC calculation changes (i.e., C-3 Phase I cash flow testing interest rate risk and C-3 Phase II market and interest rate risk for variable annuities and similar products) driven by the new GOES are currently under review, with the objective of finalizing requirements by the end of 2026. The new GOES produces scenarios with characteristics that differ from the prior economic scenario generator. Additionally, the NAIC adopted VM-22, a principle-based reserving framework for fixed annuities, effective January 1, 2026, with mandatory compliance by January 1, 2029. The transition to GOES and VM-22 could adversely impact the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. We are continuing to monitor the potential impact these and other potential regulatory changes could have on our product offerings, financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation – Current and Recent NAIC Topics” for a discussion of additional changes under consideration and recent changes implemented by the NAIC.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authorities’ interpretations of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2025, no insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any jurisdiction or issued an order of supervision with respect to either LLANY or us that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with the numerous privacy laws and regulations to which we are subject and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance with these numerous and evolving privacy requirements could result in monetary penalties, regulatory investigations, enforcement actions or significant legal liability.

Many of the employees and associates who conduct our business have access to, and routinely process, personal information (including confidential information from consumers, clients and individuals with whom we have a business relationship) through a variety of media, including information technology systems. Although we rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, our employees and our associates, including service providers, distribution partners, independent agents and others, a breach in the security of our information technology systems, a breach in the security of an associate’s information technology systems, or intentional or unintentional actions by an employee or associate could result in the disclosure or misappropriation of individuals’ personal information.

State and federal laws and regulations also require us to disclose our data collection and sharing practices to individuals who interact with us and to provide certain individuals with access to certain pieces of their personal information, the right to request correction of their information, the right to request deletion of their information and the right to opt out of certain tracking, sharing and processing. We rely on various internal processes and associates to report our practices accurately and to respond appropriately to consumer and customer requests. We cannot predict what, if any, actions from U.S. state, federal or other regulators may be taken if we fail to maintain these processes or if we or our associates fail to comply with our policies or procedures. If we or our associates fail to comply with applicable processes, policies, procedures and controls, misappropriation or intentional or unintentional inappropriate disclosure or misuse of individuals’ personal information, or violation of applicable laws, could occur. Such an event could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material adverse impact on our business, financial condition and results of operations.
For more information, see “Item 1. Business – Regulatory – Privacy, Artificial Intelligence and Cybersecurity Regulation.” See also “Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” and “– We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” below.

Compliance with existing and emerging rules and regulations governing the use of AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.

With the rise of innovation and technology in the financial and insurance sectors, state and federal regulators and policymakers and the NAIC are increasingly focused on the use of “big data” and AI, including machine learning, deep learning and other techniques that enable automatic decision-making, across various business practices such as underwriting, sales and marketing, and in claims processing. See “Item 1. Business – Regulatory – Privacy, Artificial Intelligence and Cybersecurity Regulation” for more information. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies, which could have a material adverse impact on our business, financial condition and results of operations.

In addition, if the data sets, processes, or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or fail to meet evolving legal or regulatory requirements across multiple jurisdictions, our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues. If our use of AI becomes controversial or is perceived as inconsistent with industry standards, we may experience brand or reputational harm, competitive harm, or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use of AI systems, including those provided by our service providers, could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see “Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” and “– We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” below.

Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

Certain existing or potential investors, customers, regulators and other stakeholders evaluate our business or other practices according to a variety of ESG standards and expectations. Certain of our regulators have proposed or adopted, or may in the future propose or adopt, ESG rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes, which have been stayed pending the outcome of litigation challenges, that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC. In addition, California has enacted two pieces of legislation that, beginning in 2026, require significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. As of November 2025, the enforcement of one of the two new California laws has been blocked pending the outcome of a legal challenge. See “Item 1. Business – Regulatory – Environmental Considerations” for more information. ESG-related rules, guidance and policies may impose additional costs, cause changes to our corporate governance and risk management practices and expose the industry to new or additional risks.

Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our sustainability-related commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators or others. We may face adverse regulatory, investor, customer, media or public scrutiny leading to business, reputational or legal challenges, which could adversely affect our reputation or otherwise adversely affect our business and results of operations, including but not limited to the ability to sell products, policyholder retention and increased cost of financing.

Federal or state regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations and financial condition.

Our broker-dealer and investment adviser subsidiaries, our variable annuities and variable life insurance products and the mutual funds and closed-end funds that we sponsor are subject to regulation and supervision by the SEC, FINRA and/or state securities regulators. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict our broker-dealer and investment adviser subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as state insurance regulators, the DOL and others, have the authority to review our products and business practices and those of agents, advisers, broker-dealers and other financial professionals that distribute our products, as well as those of our registered representatives, associated persons and employees, as applicable. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our respective agents or employees, are improper. In recent years, there has been increased scrutiny by these regulatory bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of these examinations and inquiries. These or future regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations and financial condition.

Changes to laws or regulations could adversely affect our distribution model and sales of our products and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business, results of operations and financial condition.

As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, there have been a number of proposed or adopted changes to the laws and regulations that govern the manner in which our products are distributed. Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our products, as well as the firms that distribute our products, or that govern the structure of the products we sell could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, including additional disclosure and other requirements, resulting in increased costs, or could limit the type, amount or structure of products that we sell. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for our products will depend on the continued efficacy of provisions we have incorporated into our product designs allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.

We cannot predict the impact that any changes to “best interest” or fiduciary standards may have on our business, financial condition and results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our business practices and product offerings, and increase litigation risk, which could adversely affect our results of operations and financial condition. For example, if any new rules are implemented that are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the adverse impact on our business could be substantial. While we continue to monitor and evaluate the regulatory landscape in this area, we cannot predict what proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

See “Item 1. Business – Regulatory – Securities, Broker-Dealer and Investment Adviser Regulation” for more information regarding Regulation Best Interest and other standard of conduct regulations.

Changes in tax law or the interpretation or application of existing tax laws could impact our tax costs and the products that we sell.

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material adverse financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 17 for a description of legal and regulatory proceedings and actions.

Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.

Climate change and climate change regulation may adversely affect the prospects of companies and other entities whose securities we hold or our willingness to continue to hold their securities. Climate change could also adversely impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. Additionally, the value of investments we hold, including real estate investments, and the broader market indices could be adversely affected, which may adversely impact our product profitability and the ability to write new business. Although we have performed, and will continue to perform, climate change scenario analyses with respect to the investments in portions of our general account, we cannot accurately predict the long-term impacts on us or our portfolio from climate change or related regulation.

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

In addition, we are subject to SAP and specific state insurance regulations. Any changes in the method for calculating reserves for our group disability, annuity and life insurance products under SAP or applicable state insurance regulations may result in increased reserve requirements.

The NAIC and insurance regulatory authorities also adopt changes to their regulations from time to time, which, depending on the scope of the change, could materially affect our financial condition and results of operations. See “Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition” and “Item 1. Business – Regulatory – Insurance Regulation.”

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

Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength ratings might be downgraded by one or more rating agencies. For more information on risks regarding our ratings, see “Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.

An inability to access our credit facility or committed repurchase facilities could result in a reduction in our liquidity, which in turn could lead to downgrades in our financial strength ratings.

We rely on our credit facility and committed repurchase facilities as a potential source of liquidity. We also use the credit facility as a potential backstop to provide statutory reserve credit. If we were unable to access our facilities in such circumstances, it could materially adversely impact our capital and liquidity position. The availability of these facilities could be critical to our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.

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

The sensitivity of our statutory reserves and surplus established for our variable annuity, VUL and RILA contracts to changes in the equity markets will vary depending on multiple factors including the magnitude of the decline, among other characteristics. The sensitivity will also be affected by the level of account balances relative to the level of guaranteed amounts, product design, hedging and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial condition and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred and could also have a negative impact in future periods. For example, in the third quarter of 2022, we incurred a substantial charge related to the company’s annual review of reserve assumptions. This charge also impacted our statutory capital in the fourth quarter of 2022. For information on our most recent annual assumption review conducted in the third quarter of 2025, see “Summary of Critical Accounting Estimates – Annual Assumption Review” in the MNA.

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

The determination of the amount of allowance for credit losses and impairments taken on our investments is highly subjective and could materially impact our results of operations and financial condition.

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

Changes to our valuation of investments and our methodologies, estimations and assumptions could harm our results of operations and financial condition.

During periods of market disruption or rapidly-changing market conditions, such as significantly rising or sustained high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our investments may become less liquid and we may base our valuations on less-observable and more subjective inputs, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations and financial condition. See “Summary of Critical Accounting Estimates – Investments” in the MNA for additional information.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance, which could adversely affect our profitability.

We reinsure a portion of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness, and they may be changed in the future. In the event that we incur adverse mortality experience, a significant portion of that is reimbursed by our reinsurers. Prolonged or severe adverse mortality experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer future coverage. If we are unable to maintain our current level of reinsurance or obtain new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Pandemics and other catastrophes may adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality and morbidity, such as that caused by a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths, injuries or illnesses. In addition, in our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as a pandemic or a natural disaster, could also cause a significant loss due to concentrated mortality or morbidity claims. For example, due to the COVID-19 pandemic that emerged in the first quarter of 2020, we experienced higher mortality claim payments due to an elevation in claim incidence. In addition, we experienced an increase in short-term and long-term disability claims related to the pandemic that negatively impacted our earnings. The likelihood, timing or severity of a future pandemic or other catastrophe cannot be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as wildfires, hurricanes, tornados, floods and storm surges. Future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Pandemics, natural disasters and man-made catastrophes, including terrorism, may produce significant damage in larger areas, especially those that are heavily populated. Although our investment, product and physical exposures are diversified (e.g., geographically), reducing the enterprise impact to catastrophic events, claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability and harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Accordingly, our ability to write new business could also be affected.

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

Our policies and procedures to identify, monitor and manage risks may not be fully effective. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal, regulatory, market, insurance and emerging risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by us and LLANY (known as “ceding”). As of December 31, 2025, we ceded $1.3 trillion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge us from our primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to us or LLANY for the reinsured portion of the risk. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MNA and Note 7.

The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on all reinsurers, including, but not limited to, a review of creditworthiness, prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, letters of credit (“LOCs”) or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition. For information on reinsurance-related credit losses, see Note 7.

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in triggering our right to recapture the business, which, if exercised, may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make no assurance regarding the impact of future rate increase actions or outcomes of future legal proceedings.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased in recent years. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining qualified employees, including wholesalers, as well as independent distributors of our products.

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

Publicly reported cybersecurity vulnerabilities, threats and incidents have increased over recent periods, including a proliferation of ransomware attacks, nation-state remote technology worker fraud and AI-enhanced cyberattacks. Our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access; however, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware, malware and AI-enhanced attacks, attacks targeting or impersonating remote workers, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

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

Third parties perform significant services on our behalf. In recent years, consistent with competitor practices, we have increased our level of outsourcing to third parties for the execution of certain of our business operations, including certain customer service operations and certain system functionality (e.g., build and maintenance), including the migration of certain portions of our IT infrastructure to third-party cloud-based computing platforms. We also rely on a broad and interconnected network of third-party technology, data, and service providers to support our operations, many of which themselves depend on their own subcontractors and upstream vendors, creating supply-chain dependencies that may not always be visible to us. Our third-party service providers and vendors are subject to the same or similar risks as we are, including information system interruptions, breaches in security, failure of disaster recovery systems, and inadequate data management or privacy protections.

The failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors and other third party suppliers with whom we contract and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling to confirm compliance with our information security standards, we may not be able to effectively monitor or mitigate information-security, operational-resiliency, privacy, or supply-chain risks posed by such third parties or by the subcontractors on whom they rely. Such third parties’ computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access; however, to date, our business, financial condition and results of operations have not been materially affected by such a cybersecurity incident at a third party. The occurrence of such a failure, interruption or security breach of the systems of third parties could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers, clients, agents and revenues and otherwise adversely affect our business and financial results.

In addition, we increasingly rely on a small number of cloud-service providers to host key applications, store regulated data and support core business processes. This concentration heightens our exposure to outages, performance degradation, control failures, cybersecurity incidents and other resiliency issues at those cloud providers. A significant disruption, prolonged unavailability of cloud services or deficiencies in the effectiveness of their cybersecurity or operational controls could materially affect our operations, financial condition, ability to deliver products and services or ability to satisfy regulatory obligations.

In the event that one or more of our third-party suppliers or vendors experiences an operational disruption, it may not be adequately addressed, either operationally or financially, by the third party. Certain of our third-party vendors and suppliers may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical vendor, or critical number of vendors, is unable to meet our needs in a timely manner, if the services provided by such a vendor or vendors are terminated or otherwise delayed and if we are not able to develop alternative sources for these services quickly and cost-effectively, or if we are not able to cost-effectively maintain or renew our contracts with such vendor or vendors, it may adversely affect our business and financial results.

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

We may from time to time dispose of a business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. For example, in May 2024, LNC completed the sale of its wealth management business. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers.

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

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. As of December 31, 2025, our and LLANY’s financial strength ratings and RBC ratios satisfied the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings. See “Reinsurance” in the MNA for additional information on these indemnity reinsurance agreements.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 44% of the carrying value of our total investments as of December 31, 2025. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Our mortgage loans face default risk and are principally collateralized by commercial properties. The performance of our mortgage loan investments may fluctuate in the future. In addition, some of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition. Further, any geographic or sector exposure in our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations and financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed.

The difficulties faced by other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons. A downturn in the U.S. or other economies could result in increased impairments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

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

Our businesses are competitive. We compete based on a number of factors, including name recognition, service, investment performance, product features, price, perceived financial strength and claims-paying ability. Our competitors include insurers, broker-dealers, asset managers, hedge funds and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength ratings than we do. In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. Our customers and clients may engage other financial service providers, and the resulting loss of business may harm our results of operations or financial condition.

The sales representatives through which LFD distributes our products are not captive and may sell products of our competitors.

LFD distributes our annuity products, life insurance products and the closed-end funds that we sponsor through independent sales representatives and other intermediaries. These representatives are not captive, which means they may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates or compensation to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

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

The work done by the Information Security team integrates into LNC’s overall Enterprise Risk Management (“ERM”) program. Data is contributed to the ERM team in support of our broader operational risk framework and processes through completion of the Risk and Control Self-Assessment for IT and cyber, which is aggregated into the larger operational risk program. Members of IT and Information Security senior leadership participate on LNC’s Operational Risk Committee (“ORC”), which is a standing committee whose purpose is to review and monitor threats to our business operations and strategy that manifest from inadequate or failed internal processes, controls, people or systems or from external events. In addition, LNC’s Internal Audit team performs an annual security audit that focuses on cybersecurity risks, the results of which are reported to the IT leadership team and the Audit Committee of LNC’s Board of Directors. This audit process provides an additional layer of support to help ensure that cybersecurity risks are managed and responded to appropriately.

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

The Privacy team, which is part of LNC’s compliance function, has a dedicated incident response team responsible for assessing, identifying and managing risks from cybersecurity threats involving personal information. The team follows documented processes for investigation, research, assessment, notification, regulatory reporting and, if necessary, escalation to management, and such processes have been integrated into the Information Security incident response program. The Information Security team works closely with the Privacy team to respond to any cybersecurity incidents involving personal information. The Privacy team engages third parties to assist with incident assessment and notification.

Supplier Risk Management and Strategy

Within the governance, risk and compliance division of the Information Security team, LNC operates a formal supplier security assessment program, with a team dedicated to evaluating the cybersecurity risk associated with third-party suppliers with whom we have contracted and who we believe may pose a cybersecurity risk to the company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling. This team assesses the security posture of the supplier, as well as the security of the systems and services provided. In addition, the team works closely with the procurement and legal teams to help ensure that appropriate security requirements are included in our contractual arrangements with the suppliers. The team conducts an assessment both at the outset of the engagement of a new supplier, and then periodically thereafter, based on assigned risk levels, as well as in the event of any new services or changes to the engagement. The Information Security team’s process for conducting periodic security reviews of third parties is a component of the operational risk management team’s broader periodic review of third parties.

Risks from Cybersecurity Threats

Although our computer systems and the computer systems of third parties on which we rely have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date the Company, including our business strategy, results of operations or financial condition, has not been materially affected by a cybersecurity breach. There are risks from cybersecurity threats that if they were to occur could materially affect the Company, including its business strategy, results of operations or financial condition, as discussed in “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” “Item 1A. Risk Factors – Operational Matters – We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Governance

LNC’s Board of Directors is responsible for regular oversight of LNC’s overall risk management process. The Board reviews the most significant risks the company faces and the manner in which our executives manage these risks. The Board has also delegated certain of its risk oversight efforts to its committees. Oversight of cybersecurity risk has been delegated to the Audit Committee of LNC’s Board of Directors.

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

The Information Security organization is led by the CISO. The head of each of the four divisions of the Information Security team reports directly to the CISO. The CISO reports directly to LNC’s Chief Information Officer (“CIO”), who is a member of LNC’s Senior Management Committee. As a result, all information security personnel report into the CISO, and ultimately the CIO. The CISO also reports indirectly to the LNC Audit Committee. Biannually, the CISO reports to the Audit Committee on the cybersecurity risks facing the company and cybersecurity developments generally. In addition, as discussed above, LNC’s Internal Audit team reports to the LNC Audit Committee the results of its annual security audit focused on cybersecurity risks. LNC’s Chief Compliance Officer reports key privacy risk indicators and statistics (including those related to cybersecurity risks) to the LNC Audit Committee on a quarterly basis.

The current CISO has over 20 years of experience in the field of cybersecurity and holds a Certified Information Security Systems Professional designation. The CISO has a staff of more than 100 employees dedicated to protecting the data and systems belonging to the Company, our customers, business partners and consumers.

Item 2. Properties

Our principal executive office is located in Fort Wayne, Indiana. As of December 31, 2025, LNL and our subsidiaries owned or leased 1.9 million square feet of office and other space. Space that is owned or leased includes office space in: (i) Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments; (ii) Greensboro, North Carolina, primarily for our Life Insurance segment; and (iii) Omaha, Nebraska, primarily for our Group Protection segment. A subsidiary of our Parent Company leased space in Radnor, Pennsylvania, for the corporate center and for LFD.

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

During the years ended December 31, 2025 and 2024, we paid cash dividends to LNC of $685 million and $505 million, respectively. During 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We expect that we could pay dividends to LNC of approximately $800 million in 2026 without prior approval from the respective state commissioners of insurance.

(b)    Not Applicable

(c)    Not Applicable

Item 6. [Reserved]

Item 7. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of December 31, 2025, compared with December 31, 2024, and the results of operations in 2025 compared to 2024 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”).

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

See “Part I – Item 1. Business” and Note 1 for a description of the business.

During 2025, we entered into reinsurance agreements with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC that operates as a Bermuda-based life and annuity reinsurance company. For additional information, see Note 7.

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
•Legislative, regulatory or tax changes that affect: the cost of, or demand for, our products; the required amount of reserves and/or surplus; our ability to conduct business; and our affiliate reinsurance arrangements;
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
•The impact of existing and emerging rules and regulations relating to privacy, cybersecurity and artificial intelligence (“AI”) that may lead to increased compliance costs, reputation risk and/or changes in business practices, and challenges with properly managing the use of AI that could result in reputational harm, competitive harm and legal liability;
•Continued scrutiny and evolving expectations and regulations regarding environmental, social and governance matters that may adversely affect our reputation and our investment portfolio;

•Actions taken by reinsurers to raise rates on in-force business;
•Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses and demand for our products;
•Increasing or sustained higher interest rates that may negatively affect our profitability, value of our investment portfolio and capital position and may cause policyholders to surrender annuity and life insurance policies, thereby causing realized investment losses;
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
•A decline or continued volatility in the equity markets causing a reduction in the sales of our products; a reduction of asset-based fees that we charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefits, including riders on certain of our annuity products and secondary guarantees on certain variable universal life insurance products;
•Ineffectiveness of our risk management policies and procedures, including our various hedging strategies;
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

Investment Valuation

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk. Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). We categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined in Note 1. For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2025 and 2024, see Notes 1 and 14.
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
When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2025, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.
We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2025, we used broker quotes for 19 securities as our final price source, representing less than 1% of total securities owned.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), and investment-type annuity products (including registered index-linked annuities (“RILA”)), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

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

Details underlying the impact to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Income (loss) from operations:
Annuities	$(7)	$1	$1
Life Insurance	20	58	(113)
Group Protection	41	15	24
Retirement Plan Services	–	–	–
Excluded from income (loss) from operations	22	96	(47)
Net income (loss)	$76	$170	$(135)

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

As of December 31, 2025, we had an approximate $1.1 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and
•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of December 31, 2025, we had a $336 million deferred tax asset related to net operating losses, a $206 million deferred tax asset related to federal income tax credits and a $69 million deferred tax asset related to capital losses generated from the Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance transaction. These deferred tax assets can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating losses do not expire and can be carried forward indefinitely. The federal income tax credits expire in 10 years. The capital losses can be carried back three years and carried forward five years.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$867	$930	$840
Life Insurance	200	144	(126)
Group Protection	439	339	297
Retirement Plan Services	150	149	155
Other Operations	(183)	(210)	(254)
Net annuity product features, pre-tax (1)	1,175	2,085	1,640
Net life insurance product features, pre-tax	(80)	(237)	187
Credit loss-related adjustments, pre-tax	(134)	(152)	(74)
Investment gains (losses), pre-tax	(36)	(311)	(4,080)
Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans, pre-tax (2)	(452)	203	(22)
GLB rider fees ceded to LNBAR, pre-tax	(941)	(933)	(923)
Gains (losses) on other non-financial assets, pre-tax (3)	(14)	481	–
Other items, pre-tax (4) (5) (6) (7)	(154)	(144)	(163)
Income tax benefit (expense) related to the above pre-tax items	128	(214)	735
Net income (loss)	$965	$2,130	$(1,788)

(1)    For the years ended December 31, 2025, 2024 and 2023, includes changes in MRBs of $218 million, $929 million and $1,129 million, respectively; income allocated to support the cost of hedging or future benefits of $687 million, $676 million and $746 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $270 million, $480 million and $(235) million, respectively.
(2)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(3)    For the year ended December 31, 2025, represents impairment of long-lived assets. For the year ended December 31, 2024, relates to the sale of the wealth management business (see Note 1 for additional information).
(4)    For the year ended December 31, 2025, includes certain legal accruals of $(9) million and regulatory accruals of $2 million; for the year ended December 31, 2024, includes certain legal accruals of $(18) million and regulatory accruals of $(12) million related to estimated state guaranty fund assessments net of estimated state premium tax recoveries associated with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies (see “State Guaranty Fund Assessments” in Note 17 for more information). For the year ended December 31, 2023, includes certain legal accruals of $(120) million primarily attributable to a fourth quarter 2023 accrual related to the settlement of cost of insurance litigation.
(5)    Includes severance expense related to initiatives to realign the workforce of $(25) million, $(74) million and $(7) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(6)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(25) million related to the sale of the wealth management business and $(22) million related to Life Insurance segment persistency optimization for the year ended December 31, 2025; $(29) million primarily related to the sale of the wealth management business for the year ended December 31, 2024; and $(30) million related to the fourth quarter 2023 reinsurance transaction and $(4) million related to the sale of the wealth management business for the year ended December 31, 2023.
(7)    Includes deferred compensation mark-to-market adjustment of $(21) million, $(11) million and $(2) million for the years ended December 31, 2025, 2024 and 2023, respectively.

Comparison of 2025 to 2024

Net income decreased due primarily to the following:

•Lower gain in net annuity product features driven by the impact of capital markets.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of embedded derivatives related to certain reinsurance transactions.
•Gain on other non-financial assets in 2024 due to the sale of the wealth management business.
•Less favorable impact from our annual assumption review.

The decrease in net income was partially offset by the following:

•Lower investment losses driven by favorable changes in the fair value of certain derivatives, lower realized losses on certain investments and higher gains on certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Lower loss in net life insurance product features driven by the change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Improvement in income from operations in our Life Insurance segment, favorability in our total loss ratio in our Group Protection segment and growth in average account balances.
•Higher investment income on alternative investments.

Additional Information

For information on the fourth quarter 2023 reinsurance transaction, see Note 7.

For information on the sale of the wealth management business in 2024, see Note 1.

For information on the impacts from our annual assumption review, see “Summary of Critical Accounting Estimates – Annual Assumption Review” above.

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors.”

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues
Insurance premiums (1)	$103	$127	$(1,584)
Fee income	2,202	2,171	2,016
Net investment income	2,120	1,944	1,810
Other revenues (2)	143	307	383
Total operating revenues	4,568	4,549	2,625
Operating Expenses
Benefits and policyholder liability remeasurement (1)	103	143	(1,506)
Interest credited	1,801	1,538	1,254
Commissions and other expenses	1,667	1,766	1,958
Total operating expenses	3,571	3,447	1,706
Income (loss) from operations before taxes	997	1,102	919
Federal income tax expense (benefit)	130	172	79
Income (loss) from operations	$867	$930	$840

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits and policyholder liability remeasurement. Benefits and policyholder liability remeasurement include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to interest income on deposit reinsurance assets and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited; and broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses. During the second quarter of 2024, LNC closed the sale of its wealth management business. See Note 1 for more information. See “Additional Information” for reinsurance agreements entered into during the presented years.

Comparison of 2025 to 2024

Income from operations for this segment decreased due primarily to:

•Lower other revenues driven by ceding net investment activity associated with the 2024 reinsurance transaction.
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
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher deferred acquisition costs (“DAC”) amortization and the impact from our annual assumption review.

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

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, a wholly owned subsidiary of LNC, to reinsure liabilities under certain blocks of in-force fixed annuities. See Note 7 for more information.

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force fixed annuities. Insurance premiums and benefits and policyholder liability remeasurement within the table above in 2023 reflect the ceding of in-force life-contingent payout fixed annuities that had no income (loss) from operations impact. See Note 7 for more information.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 12%, 11% and 9% in 2025, 2024 and 2023, respectively. Our outflow rate in 2025 and 2024 reflects an increase in full surrenders as a result of the elevated interest rate environment and strong equity markets.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders ” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues
Insurance premiums (1)	$835	$1,103	$915
Fee income	2,027	2,014	2,897
Net investment income	1,873	1,739	2,532
Other revenues (2)	181	132	18
Total operating revenues	4,916	4,988	6,362
Operating Expenses
Benefits and policyholder liability remeasurement	2,603	2,732	4,103
Interest credited	903	909	1,242
Commissions and other expenses (2)	1,191	1,190	1,205
Total operating expenses	4,697	4,831	6,550
Income (loss) from operations before taxes	219	157	(188)
Federal income tax expense (benefit)	19	13	(62)
Income (loss) from operations	$200	$144	$(126)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums in 2025 was partially driven by the expiration of a 10-year assumed reinsurance treaty in the first quarter of 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.
(2)    For information on amortization of deferred gain (loss) on business sold through reinsurance, see Note 1 in our 2024 Form 10-K.

Comparison of 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, growth in investments and moderate spread expansion.
•Lower benefits and policyholder liability remeasurement driven by affiliate reinsurance activity and improved mortality for the block in aggregate due to lower claims incidence, partially offset by the impact from our annual assumption review.
•Higher fee income driven by higher deferred front-end loads (“DFEL”) amortization.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, driven by expense management.

The increase in income from operations was partially offset by lower insurance premiums attributable to affiliate reinsurance activity.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

Effective October 1, 2023, we entered into reinsurance agreements with Fortitude Re and LNBAR to reinsure liabilities under certain blocks of in-force UL with secondary guarantees (“ULSG”) and MoneyGuard®. See Note 7 for more information on the transaction.

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims.

Sales volumes can fluctuate given large case sizes within Executive Benefits.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues
Insurance premiums (1)	$4,367	$636	$5,014
Net investment income	361	337	336
Other revenues (2)	17	115	210
Total operating revenues	4,745	1,088	5,560
Operating Expenses
Benefits and policyholder liability remeasurement (1)	2,635	(785)	3,732
Interest credited	2	6	5
Commissions and other expenses	1,552	1,438	1,447
Total operating expenses	4,189	659	5,184
Income (loss) from operations before taxes	556	429	376
Federal income tax expense (benefit)	117	90	79
Income (loss) from operations	$439	$339	$297

(1)     See “Additional Information” below for the day one impacts from the reinsurance agreement with LPINE.
(2)     Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and ceded net investment income related to the reinsurance agreement discussed in “Additional Information” below.

Comparison of 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and persistency.
•Higher net investment income, net of interest credited, driven by growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher benefits and policyholder liability remeasurement driven by less favorable claims experience than expected in our disability business and growth in business in force, partially offset by the impact of our annual assumption review and lower incidence in our life business.
•Higher commissions and other expenses due to incentive compensation as a result of production performance and higher other costs pertaining to business operations.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. Insurance premiums and benefits and policyholder liability remeasurement for the year ended December 31, 2024, reflect the day one impact of $4.5 billion attributable to the reinsurance agreement that had no impact on income (loss) from operations. Effective July 1, 2025, we amended the reinsurance agreement to reinsure additional blocks of in-force group protection products. Insurance premiums and benefits and policyholder liability remeasurement for the year ended December 31, 2025, reflect the day one impact of $1.1 billion attributable to the reinsurance agreement that had no impact on income (loss) from operations. See Note 7 for more information.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently volatile. Our total loss ratio for the years ended December 31, 2025 and 2024, was 68.5% and 72.4%, respectively, not including the day one impacts of the reinsurance agreement discussed above.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues
Fee income	$295	$286	$255
Net investment income	1,012	986	999
Other revenues (1)	30	32	36
Total operating revenues	1,337	1,304	1,290
Operating Expenses
Interest credited	692	675	665
Commissions and other expenses	473	460	445
Total operating expenses	1,165	1,135	1,110
Income (loss) from operations before taxes	172	169	180
Federal income tax expense (benefit)	22	20	25
Income (loss) from operations	$150	$149	$155

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher average general account balances, impacts to portfolio yields from the current interest rate environment and higher investment income on prepayment and bond make-whole premiums, partially offset by an increase in crediting rates.
•Higher fee income driven by higher average daily separate account balances.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower other revenues in 2025 due to a plan termination during the fourth quarter of 2024.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year. New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 17%, 14% and 12% for 2025, 2024 and 2023, respectively. The increase in the outflow rate for the year ended December 31, 2025, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11%, 13% and 15% for 2025, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues
Insurance premiums (1)	$–	$–	$(929)
Net investment income (2)	142	94	121
Other revenues (3)	43	55	30
Total operating revenues	185	149	(778)
Operating Expenses
Benefits and policyholder liability remeasurement	11	6	(871)
Interest credited	80	32	36
Other expenses	180	185	197
Interest and debt expense	146	185	190
Total operating expenses	417	408	(448)
Income (loss) from operations before taxes	(232)	(259)	(330)
Federal income tax expense (benefit)	(49)	(49)	(76)
Income (loss) from operations	$(183)	$(210)	$(254)

(1)    Includes our disability income business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves.
(2)    Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves, and funding agreement activity beginning in 2025, which has a partial offset in interest credited. For information on funding agreements, see Note 11.
(3)    Consists of affiliate reinsurance ceded net investment income related to surplus investments, which has a corresponding offset in net investment income, and certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Lower other expenses associated with costs pertaining to business operations.

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force institutional pension business. Insurance premiums and benefits and policyholder liability remeasurement within the table above in 2023 reflect the ceding of in-force institutional pension business that had no income (loss) from operations impact. See Note 7 for more information on the transaction.

REINSURANCE

We and Lincoln Life & Annuity Company of New York (“LLANY”) cede insurance to other companies. The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek annuity and life reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management. We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances. For more information about the impacts of reinsurance on the consolidated financial statements, see Notes 1 and 7. We remain liable if our reinsurers are unable to meet contractual obligations under applicable reinsurance agreements. We utilize inter-company and affiliate reinsurance agreements to manage our statutory capital position.

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

Reinsurers, including affiliated reinsurers, that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”), i.e., unauthorized reinsurers, are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit. The three primary forms of collateral are: (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit (“LOCs”) issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account. Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement. Accordingly, we require unauthorized reinsurers to post acceptable forms of collateral to support their reinsurance obligations to us.

As a result of our modified coinsurance and coinsurance with funds withheld agreements, we reported deposit assets, net of allowances for credit losses of $34.8 billion on the Consolidated Balance Sheets as of December 31, 2025. For additional information, see Note 7.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to third-party reinsurers as well as affiliated reinsurers LNBAR and LPINE. As of December 31, 2025, 91%, or $44.3 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $22.0 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on the Consolidated Balance Sheets), $22.2 billion was held in our funds withheld portfolios and $137 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement. We reported funds withheld reinsurance liabilities of $30.9 billion on the Consolidated Balance Sheets as of December 31, 2025.

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

Under certain indemnity reinsurance agreements, we and LLANY provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that we, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under our reinsurance arrangement, we held $2.4 billion of statutory reserves as of December 31, 2025. We must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require us to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held $848 million of statutory reserves as of December 31, 2025. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $530 million of statutory reserves as of December 31, 2025, LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $687 million, $(1.0) billion and $(764) million in 2025, 2024 and 2023, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received capital contributions from LNC of $962 million and $5 million in 2025 and 2023, respectively. We paid cash dividends to LNC of $685 million, $505 million and $495 million in 2025, 2024 and 2023, respectively. In 2025, we made a $207 million non-cash dividend to LNC for settlement of an inter-company tax receivable. In 2024, we made a $929 million extraordinary dividend in the form of investments to LNC. We also received dividends from our subsidiaries of $440 million, $513 million and $474 million in 2025, 2024 and 2023, respectively.

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

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the National Association of Insurance Commissioners (“NAIC”) RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to captive reinsurance subsidiaries or reinsurance affiliates. Our captive reinsurance subsidiaries and reinsurance affiliates provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated LOCs, debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see Note 13. Our captive reinsurance subsidiaries and reinsurance affiliates have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries and reinsurance affiliates, see Note 4. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of term products and UL products containing secondary guarantees.

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

On May 6, 2024, LNC closed the sale of all of the ownership interests in the subsidiaries of LNC that comprised its wealth management business, including our subsidiary LFA, to Osaic Holdings, Inc. For more information on the sale of the wealth management business, see Note 1.

Debt

For information about our short-term and long-term debt and our credit facility, see Note 13.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of December 31, 2025 we had no outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets and $1.9 billion of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2025, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with outstanding funding agreements of $1.5 billion. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2025, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 11.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of December 31, 2025. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of December 31, 2025, we had securities pledged under securities lending agreements with a carrying value of $145 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2025, we were in a net collateral payable position of $7.8 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13. For additional information, see “Credit Risk” in Note 5.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2025, were as follows:

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Policyholder account balances, future contract benefits
and MRBs (1)	$32,289	$62,487	$55,155	$384,076	$534,007
Funding agreements (2)	1,450	500	1,800	–	3,750
Short-term and long-term debt (3)	–	1,250	–	176	1,426
Investment commitments (4)	1,836	548	444	1,819	4,647
Certain financing arrangements (5)	229	161	29	10	429
Total	$35,804	$64,946	$57,428	$386,081	$544,259

(1)    Estimates are based on financial projections over 40 years, not discounted for the time value of money and gross of any reinsurance recoverable. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.
(2)    See Note 11 for additional information.
(3)    Represents principal amounts of debt only. See Note 13 for additional information.
(4)    See Note 3 for additional information.
(5)    Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement. See Note 17 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

If LNL’s current financial strength ratings or the credit ratings of LNC were downgraded in the future, terms in our derivative agreements and/or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if LNL’s financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if LNL’s financial strength ratings drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

See “Part I – Item 1A. Risk Factors – Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset-liability management process. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and enterprise value.

We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the investments support accumulation and investment-oriented insurance products. As an important element of our asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility. The derivatives play an important role in mitigating the impacts of these market risks on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.

Our most significant sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values. These market risks are discussed in detail in the following pages and should be read in conjunction with the consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Narrative Analysis of the Results of Operations.”

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2025:

								Estimated
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$4,048	$5,502	$5,033	$3,993	$5,165	$55,381	$79,122	$73,882
Average interest rate	3.4%	3.8%	4.1%	4.3%	4.0%	4.3%	4.2%
Variable interest rate securities	$396	$452	$707	$334	$584	$11,247	$13,720	$13,704
Average interest rate	8.5%	8.8%	7.1%	8.0%	7.9%	5.9%	6.3%
Trading securities:
Fixed interest rate securities	$67	$104	$51	$55	$95	$1,104	$1,476	$1,406
Average interest rate	4.3%	5.3%	5.5%	5.6%	4.2%	4.9%	4.9%
Variable interest rate securities	$5	$6	$–	$2	$–	$254	$267	$254
Average interest rate	7.2%	8.0%	0.0%	6.2%	0.0%	5.3%	5.4%
Mortgage loans on real estate:
Total mortgage loans	$2,112	$1,970	$2,329	$1,888	$1,950	$12,197	$22,446	$21,835
Average interest rate	5.9%	4.6%	4.6%	4.6%	4.7%	5.1%	5.0%
Rate Sensitive Liabilities
Investment-type
insurance contracts (1)	$4,440	$5,015	$5,322	$3,888	$4,670	$30,483	$53,818	$52,334
Average interest rate (1)	4.3%	4.0%	4.3%	4.3%	4.4%	4.7%	4.5%
Debt	$–	$–	$1,250	$–	$–	$176	$1,426	$1,476
Average interest rate	0.0%	0.0%	6.2%	0.0%	0.0%	3.7%	5.9%
Rate Sensitive Derivative Financial Instruments
Interest rate swaps
Pay variable/receive fixed	$4,616	$619	$4,320	$1,253	$3,724	$24,371	$38,903	$(3,702)
Average pay rate	4.0%	2.9%	3.7%	3.2%	3.2%	3.8%	3.7%
Average receive rate	1.8%	2.5%	2.1%	3.9%	3.3%	2.2%	2.3%
Pay fixed/receive variable	$6,544	$319	$1,861	$1,331	$1,747	$23,151	$34,953	$2,222
Average pay rate	2.1%	1.2%	1.3%	3.5%	3.8%	2.8%	2.6%
Average receive rate	3.8%	3.7%	3.9%	3.7%	3.7%	3.8%	3.8%
Foreign currency swaps: (2)
Pay variable/receive fixed	$–	$56	$57	$70	$41	$85	$309	$16
Average pay rate	0.0%	6.2%	4.6%	4.4%	5.1%	5.1%	5.1%
Average receive rate	0.0%	6.0%	4.0%	3.1%	5.5%	3.6%	4.2%
Pay fixed/receive fixed	$147	$214	$319	$275	$264	$3,515	$4,734	$246
Average pay rate	1.6%	2.7%	2.8%	3.1%	4.4%	3.0%	3.0%
Average receive rate	3.1%	4.4%	4.4%	4.3%	5.0%	4.3%	4.3%
Bond forwards:
3-year on-the-run Treasury	$66	$–	$–	$–	$–	$–	$66	$–
Average strike rate	3.5%	0.0%	0.0%	0.0%	0.0%	0.0%	3.5%
Forward CMT curve (3)	3.7%	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%
5-year on-the-run Treasury	$170	$–	$–	$–	$–	$–	$170	$–
Average strike rate	3.7%	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%
Forward CMT curve (3)	3.9%	0.0%	0.0%	0.0%	0.0%	0.0%	3.9%
7-year on-the-run Treasury	$106	$–	$–	$–	$–	$–	$106	$–
Average strike rate	3.6%	0.0%	0.0%	0.0%	0.0%	0.0%	3.6%
Forward CMT curve (3)	4.1%	0.0%	0.0%	0.0%	0.0%	0.0%	4.1%
30-year on-the-run Treasury	$105	$25	$175	$175	$5	$–	$485	$(5)
Average strike rate	4.7%	4.7%	5.1%	5.1%	5.4%	0.0%	5.0%
Forward CMT curve (3)	4.9%	5.0%	5.1%	5.2%	5.3%	0.0%	5.1%
Total return swaps:
Pay variable/receive fixed	$2,515	$1,566	$381	$–	$–	$–	$4,462	$(106)
Pay fixed/receive variable	2,666	–	–	–	–	–	2,666	6
Interest rate futures:
2-year Treasury notes	$1,507	$–	$–	$–	$–	$–	$1,507	$–
5-year Treasury notes	291	–	–	–	–	–	291	–
10-year Treasury notes	787	–	–	–	–	–	787	–
Treasury bonds	2,137	–	–	–	–	–	2,137	–
(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2) Includes notional of $53 million and fair value of $4 million that support our modified coinsurance and funds withheld reinsurance agreements with third-party reinsurers. Investment results for these agreements are passed directly to the reinsurers.
(3) The Constant Maturity Treasury (“CMT”) curve is the applicable 3-year, 5-year, 7-year or 30-year CMT forward curve.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2024:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$88,978	$81,900
Trading securities	2,150	2,005
Mortgage loans on real estate	21,046	19,523
Investment-type insurance contracts (1)	42,701	39,899
Debt	2,173	2,188
Interest rate swaps	69,213	(1,694)
Foreign currency swaps	4,875	530
Bond forwards	180	(13)
Total return swaps	5,207	(99)
Interest rate futures	1,914	–

(1) The information shown is for our fixed maturity AFS securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by business segment and Other Operations (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2025, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(21)	$22
Life Insurance	3	(3)
Group Protection	3	(3)
Retirement Plan Services	9	(8)
Other Operations	(13)	13
Income (loss) from operations	$(19)	$21

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and universal life insurance, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over a wide range of maturities. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. See “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” for more information on the risks related to rising interest rates.

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

Derivatives Hedging Equity Market Risk

We enter into derivative transactions to hedge our exposure to equity market risk. Such derivatives include over-the-counter equity options, total return swaps and equity futures. See Note 5 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2025				As of December 31, 2024
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$625	$625	$63	$(63)	$270	$270
Foreign equities	4	4	–	–	24	24
Total equity securities	629	629	63	(63)	294	294
Hedge funds	127	127	13	(13)	146	146
Private equities	5,232	5,232	523	(523)	4,896	4,896
Other equity interests	523	523	52	(52)	–	–
Total equity assets	$6,511	$6,511	$651	$(651)	$5,336	$5,336
Derivatives Hedging Equity
Market Risk
Call options (2)	$96,609	$11,233	$2,935	$(2,966)	$65,868	$9,694
Equity futures	2,591	–	47	(47)	4,328	–
Put options	116,824	(1,278)	382	(338)	92,492	(542)
Total return swaps	19,912	(79)	(819)	819	26,390	42
Total derivatives hedging
equity market risk	$235,936	$9,876	$2,545	$(2,532)	$189,078	$9,194
(1) Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.
(2) Includes notional and fair value of $1.4 billion and $41 million, respectively, as of December 31, 2025, and $1.9 billion and $58 million, respectively, as of December 31, 2024, that support our modified coinsurance and funds withheld reinsurance agreements with third-party reinsurers. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in LNC’s stock price through both LNC’s deferred and stock-based incentive compensation plans. For additional information on the deferred and stock-based incentive compensations plans, see Notes 15 and 16, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2025, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million. For purposes of this estimate, we excluded any effect related to net flows, our annual assumption review, persistency, hedge program performance, policyholder behavior or reduction in account balances attributable to policyholder assessments.

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

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. We are exposed to credit risk primarily by our investment holdings and through our use of derivatives.

Investments

Our portfolio of investments was $132.6 billion and $124.1 billion as of December 31, 2025 and 2024, respectively. Of this total, $64.9 billion and $63.2 billion consisted of corporate bonds and $22.3 billion and $20.9 billion consisted of mortgage loans on real estate as of December 31, 2025 and 2024, respectively. We manage the risk of adverse default experience through a framework that includes multiple controls. This includes leveraging our asset managers’ expertise in underwriting and security selection to assess creditworthiness and identify investments that appropriately compensate for risk. Additionally, we have an investment limit framework that promotes diversification and reduces concentration across issuers, industries, geographies and property types. Finally, we conduct regular stress testing to evaluate a range of scenarios that enable understanding of the portfolio’s risk profile. Despite these risk management practices, we remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps and/or foreign currency forwards to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2025 and 2024, our unhedged positions consisted of $6 million and less than $1 million, respectively, of principal in U.S. dollar equivalents of foreign-denominated investments with maturity dates up to 2048 and an average interest rate of 3% as of each such date. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $108 million and $136 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 as of each such date, and an average interest rate of 4% and 5%, respectively. As of December 31, 2025 and 2024, our modified coinsurance foreign currency forwards consisted of $(1) million and $10 million, respectively, of U.S. dollar market value with maturity dates up to 2031 as of each such date. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.
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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Lincoln National Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lincoln National Life Insurance Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Future Contract Benefits Liability
Description of the Matter
At December 31, 2025, future contract benefits liabilities totaled $42.4 billion, a portion of which related to universal life-type contracts with secondary guarantees.
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

Market Risk Benefits
Description of the Matter
The Company’s market risk benefits (“MRBs”) assets and liabilities totaled $4.8 billion and $1.1 billion, as of December 31, 2025, respectively, a portion of which relates to MRBs associated with variable annuity contracts that may include guaranteed living benefit and guaranteed death benefit features. As described in Notes 1 (see section on MRBs), 9 and 14 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the MRBs because of the sensitivity of certain assumptions underlying the estimate, including equity market return, volatility, policyholder lapse behavior and benefit utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the MRBs.

Auditing the valuation of the MRBs was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used to estimate the fair value of MRBs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the MRBs estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the MRBs. This included testing controls related to management’s evaluation of current and future equity market return and volatility, and the need to update policyholder lapse behavior and benefit utilization assumptions.

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
March 12, 2026

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2025	2024
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $92,842; 2024 - $88,978; allowance for credit losses: 2025 - $110; 2024 - $46)	$87,586	$81,900
Trading securities	1,660	2,005
Equity securities	629	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $199; 2024 - $232)	22,338	20,940
Policy loans	2,617	2,465
Derivative investments	9,945	9,512
Other investments	7,812	6,935
Total investments	132,587	124,051
Cash and invested cash	7,946	4,505
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,637	12,426
Reinsurance recoverables, net of allowance for credit losses	48,607	48,943
Deposit assets, net of allowance for credit losses	34,819	30,537
Market risk benefit assets	4,753	4,860
Accrued investment income	1,013	993
Goodwill	1,144	1,144
Other assets	9,394	9,529
Separate account assets	180,092	168,438
Total assets	$432,992	$405,426

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$135,904	$125,818
Future contract benefits	42,360	40,002
Funds withheld reinsurance liabilities	30,930	26,810
Market risk benefit liabilities	1,118	1,046
Deferred front-end loads	7,605	6,750
Payables for collateral on investments	7,953	9,876
Short-term debt	–	24
Long-term debt	1,426	2,173
Other liabilities	13,618	13,977
Separate account liabilities	180,092	168,438
Total liabilities	421,006	394,914

Contingencies and Commitments (See Note 17)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	14,041	13,015
Retained earnings (deficit)	(100)	(173)
Accumulated other comprehensive income (loss)	(1,955)	(2,330)
Total stockholder’s equity	11,986	10,512
Total liabilities and stockholder’s equity	$432,992	$405,426

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Insurance premiums	$5,305	$1,866	$3,416
Fee income	4,547	4,486	5,168
Net investment income	5,625	5,107	5,733
Realized gain (loss)	(746)	276	(4,934)
Other revenues	297	553	676
Total revenues	15,028	12,288	10,059
Expenses
Benefits	5,451	2,100	5,028
Policyholder liability remeasurement (gain) loss	(99)	(20)	(167)
Interest credited	3,478	3,160	3,202
Market risk benefit (gain) loss	(223)	(938)	(1,135)
Commissions and other expenses	5,207	5,219	5,402
Interest and debt expense	146	185	190
Total expenses	13,960	9,706	12,520
Income (loss) before taxes	1,068	2,582	(2,461)
Federal income tax expense (benefit)	103	452	(673)
Net income (loss)	965	2,130	(1,788)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	984	30	4,942
Market risk benefit non-performance risk gain (loss)	(406)	(924)	(670)
Policyholder liability discount rate remeasurement gain (loss)	(206)	150	(145)
Funded status of employee benefit plans	3	(1)	1
Total other comprehensive income (loss), net of tax	375	(745)	4,128
Comprehensive income (loss)	$1,340	$1,385	$2,340

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Common Stock
Balance as of beginning-of-year	$13,015	$12,961	$12,903
Capital contribution from Lincoln National Corporation	962	–	5
Stock compensation/issued for benefit plans	64	54	53
Balance as of end-of-year	14,041	13,015	12,961

Retained Earnings (Deficit)
Balance as of beginning-of-year	(173)	(869)	1,414
Net income (loss)	965	2,130	(1,788)
Dividends paid to Lincoln National Corporation	(685)	(1,434)	(495)
Non-cash dividend to Lincoln National Corporation for
settlement of an inter-company tax receivable	(207)	–	–
Balance as of end-of-year	(100)	(173)	(869)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(2,330)	(1,585)	(5,713)
Other comprehensive income (loss), net of tax	375	(745)	4,128
Balance as of end-of-year	(1,955)	(2,330)	(1,585)
Total stockholder’s equity as of end-of-year	$11,986	$10,512	$10,507

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$965	$2,130	$(1,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	746	(276)	4,934
Market risk benefit (gain) loss	(223)	(938)	(1,135)
Sales and maturities (purchases) of trading securities, net	363	325	1,302
Net operating cash payments related to closing Fortitude Re reinsurance transaction	–	–	(1,457)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	629	708	642
Accrued investment income	(32)	(32)	34
Insurance liabilities and reinsurance-related balances	(1,757)	(2,534)	(2,791)
Accrued expenses	81	160	223
Federal income tax accruals	81	701	(563)
Cash management agreement	(61)	(941)	(733)
Other	(105)	(312)	568
Net cash provided by (used in) operating activities	687	(1,009)	(764)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(18,884)	(11,520)	(10,713)
Sales of available-for-sale securities and equity securities	3,223	1,406	3,606
Maturities of available-for-sale securities	10,951	9,338	5,597
Purchases of other investments	(2,093)	(1,371)	(614)
Sales and repayments of other investments	1,136	342	131
Issuance of mortgage loans on real estate	(4,176)	(4,135)	(1,943)
Repayment and maturities of mortgage loans on real estate	2,783	1,669	1,266
Repayment (issuance) of policy loans, net	(148)	(2)	(120)
Net change in collateral on investments, certain derivatives and related settlements	2,111	3,918	(333)
Cash received from disposition, net of cash transferred	–	512	–
Other	128	(300)	(372)
Net cash provided by (used in) investing activities	(4,969)	(143)	(3,495)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	962	–	5
Payment of long-term debt, including current maturities	(225)	(50)	–
Issuance (payment) of short-term debt	(24)	(766)	228
Payment related to sale-leaseback transactions	(7)	(17)	(79)
Proceeds from certain financing arrangements	33	53	86
Payment related to certain financing arrangements	(148)	(137)	(49)
Net financing cash proceeds related to closing Fortitude Re reinsurance transaction	–	–	133
Policyholder account balances:
Deposits	21,097	16,046	16,388
Withdrawals	(12,474)	(12,124)	(10,633)
Transfers from (to) separate accounts, net	(794)	(27)	(624)
Common stock issued for benefit plans	(12)	(9)	(7)
Dividends paid to Lincoln National Corporation	(685)	(505)	(495)
Net cash provided by (used in) financing activities	7,723	2,464	4,953
Net increase (decrease) in cash and invested cash	3,441	1,312	694
Cash and invested cash as of beginning-of-year	4,505	3,193	2,499
Cash and invested cash as of end-of-year	$7,946	$4,505	$3,193
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

Certain amounts presented in the consolidated financial statements for prior year periods in this report have been reclassified to conform to the presentation adopted in the current year.

Effective in the third quarter of 2025, we reclassified the investments in company-owned life insurance (“COLI”) from other assets to other investments on the Consolidated Balance Sheets and the associated income statement activity from other revenues to net investment income on the Statements of Consolidated Comprehensive Income (Loss), which had no impact to total assets, total stockholder’s equity, total net income (loss) or net cash provided by (used in) investing activities in any such prior year period presented in this report.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, MRBs, future contract benefits, income taxes including the recoverability of our deferred tax assets and the potential effects of resolving litigated matters.

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

Equity Securities

Equity securities are carried at fair value, and changes in fair value are recorded in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) as they occur. Equity securities consist primarily of common stock of publicly-traded companies, privately placed securities, mutual fund shares and closed-end funds. We measure the fair value of our equity securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the equity security. Fair values of publicly-traded equity securities are determined using quoted prices in active markets for identical or comparable securities. When quoted prices are not available, we use valuation methodologies most appropriate for the specific asset. Fair values for private placement securities are determined using discounted cash flow, earnings multiple and other valuation models. The fair values of mutual fund shares that transact regularly are based on transaction prices of identical fund shares. The fair value of unconsolidated sponsored closed-end funds is determined using the net asset value (“NAV”) of the fund. The NAV of the fund represents the price at which we would be able to initiate a transaction.

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

We review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks. We primarily focus on properties that experienced a reduction in debt-service coverage or occupancy, as well as properties that have significant tenant rollover risk. We also focus on other qualitative trends, including historical loan performance, investment in the property and borrower behavior. Where warranted, we establish or increase a credit loss allowance for a specific loan based upon this analysis.

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

Other Investments

Other investments consist primarily of alternative investments, COLI, an asset-backed consolidated VIE, cash collateral receivables related to our derivative instruments, Federal Home Loan Bank (“FHLB”) common stock and short-term investments. For more information on the asset-backed consolidated VIE, see Note 4.

Alternative investments consist primarily of investments in LPs. We account for our investments in LPs using the equity method to determine the carrying value. Investment income on alternative investments is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss). Recognition of investment income on alternative investments is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners. As a result, our private equity investments are generally on a three-month delay and our hedge funds are on a one-month delay. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year. Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

We invest in COLI on the lives of certain officers and key employees who have consented to the Company being the beneficiary of such contracts. COLI is carried at the cash surrender value of the policies. Changes in the cash surrender value are reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2025 and 2024, we had $1.2 billion and $663 million of COLI reported within other investments on our Consolidated Balance Sheets.

In uncleared derivative transactions, we and the counterparty enter into a credit support annex requiring either party to post collateral, which may be in the form of cash, equal to the net derivative exposure. Cash collateral we have posted to a counterparty is recorded within other investments on the Consolidated Balance Sheets. Cash collateral a counterparty has posted is recorded within payables for collateral on investments on the Consolidated Balance Sheets. We also have investments in FHLB common stock, carried at cost, that enable access to the FHLB lending program and to issue funding agreements. For more information on our collateralized financing arrangements, see “Payables for Collateral on Investments” below. For more information on our funding agreements, see “Policyholder Account Balances” below.

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

We test goodwill for impairment by performing a qualitative assessment. The qualitative assessment considers current events including the economic and regulatory environment, financial performance and industry conditions to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined based on our qualitative analysis that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative assessment where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on the Consolidated Statements of Comprehensive Income (Loss). The results of one goodwill impairment test on one reporting unit cannot subsidize the results of another reporting unit.

Other Assets and Other Liabilities

Other assets consist primarily of deferred loss on business sold through reinsurance, cash management agreement receivable, certain reinsurance assets, current and deferred taxes, property and equipment, premiums and fees receivable, specifically identifiable intangible assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, operating lease right-of-use (“ROU”) assets, ceded MRB liabilities and other receivables and prepaid expenses. Other liabilities consist primarily of deferred gain on business sold through reinsurance, ceded MRB assets, pension and other employee benefit liabilities, certain reinsurance payables, other policyholder liabilities, certain financing arrangements, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, operating lease liabilities, derivative instrument liabilities and other accrued expenses.

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

Property and equipment owned for company use is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment. Certain assets on the Consolidated Balance Sheets are related to certain financing arrangements and are depreciated in a manner consistent with our current depreciation policy for owned assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, and is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

Obligations arising from funding agreements are also reported within policyholder account balances reported on the Consolidated Balance Sheets at amortized cost with the associated interest reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss). The Company issues funding agreements through its funding-agreement-backed notes (“FABN”) program, under secured funding agreement-backed repurchase agreements (“FABRs”) and to the FHLB.

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

We evaluate the liability for future claims on our long-term disability and life waiver group products. Given the term and renewal features of our product and funding nature of the associated premiums, we have determined that the liability value is generally zero for policies that are not on claim. Therefore, the liability for future claims represents future payments on claims for which a disability event has occurred as of the valuation date. In measuring the liability for future claims, we establish cohorts similar to the process described above and use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security, morbidity, incidence and severity assumptions. Cash flow assumptions are subject to the comprehensive review process discussed above. On a quarterly basis, the liability for future claims is updated for actual claims experience. The remeasurement of the liability for future claims for both assumption updates and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period, which is reported within policyholder liability discount rate remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

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

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2025, 2024 and 2023, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $27 million, $40 million and $41 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds and fees earned by our Retirement Plan Services segment on services provided to our mutual fund programs are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Certain services related to our Retirement Plan Services segment, including recordkeeping, administrative and other services, are recorded as revenues based on a contractual percentage of customer account balances over the period services are provided. These revenues, reported primarily within our Annuities segment, were $790 million, $774 million and $715 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Other Revenues

Other revenues consist primarily of the net settlement related to certain reinsurance-related activity, as net investment income and interest credited are presented gross of reinsurance activity on the Consolidated Statements of Comprehensive Income (Loss), and fees earned from administrative services performed by our Group Protection segment. Administrative services fees are recognized as performance obligations are met over the terms of the underlying agreements and were $236 million, $224 million and $210 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Prior to the sale of the wealth management business in 2024, other revenues also included fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances. The broker-dealer services consisted of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues attributable to broker-dealer services and advisory fee income, reported primarily within our Annuities segment, were $190 million and $461 million for the years ended December 31, 2024 and 2023, respectively. See “Sale of Wealth Management Business” above for additional information.

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

Stock-Based Compensation

Our employees and agents are included in LNC’s various stock-based incentive compensation plans that provide for the issuance of stock options, performance shares and restricted stock units (“RSUs”), among other types of awards. Compensation cost is measured at grant-date fair value and recognized as expense over the required service period, which generally corresponds to the vesting period. We estimate forfeitures and adjust compensation expense accordingly. The fair value of stock options is determined using a Black-Scholes options valuation model, and the fair value of other stock awards is based upon the market value of the stock. The relative total shareholder return (“rTSR”) component of performance shares is valued using a Monte Carlo simulation. LNC issues new shares to satisfy option exercises and vested performance shares and RSUs. Cash received from stock option exercises and cash remitted for employee tax withholding on share-settled awards are reflected in financing activities in the Consolidated Statements of Cash Flows. Stock-based compensation expense is reflected in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

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

2. New Accounting Standards

Adoption of Accounting Standards

The following table provides a description of current period adoptions of Accounting Standards Updates (“ASUs”).

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.	January 1, 2025 (Annual Filings)	We adopted this ASU effective January 1, 2025. The adoption did not have a material impact on the consolidated financial statements, including disclosures within the Federal Income Taxes Note.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,479	$837	$5,540	$53	$63,723
U.S. government bonds	890	9	32	–	867
State and municipal bonds	2,161	35	231	–	1,965
Foreign government bonds	256	17	50	–	223
RMBS	2,034	45	108	6	1,965
CMBS	2,493	17	87	–	2,423
ABS	16,301	137	210	50	16,178
Hybrid and redeemable preferred securities	228	21	6	1	242
Total fixed maturity AFS securities	$92,842	$1,118	$6,264	$110	$87,586

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$67,991	$560	$6,704	$14	$61,833
U.S. government bonds	427	3	40	–	390
State and municipal bonds	2,391	27	270	–	2,148
Foreign government bonds	277	12	56	–	233
RMBS	1,849	23	162	7	1,703
CMBS	1,713	5	135	–	1,583
ABS	14,103	99	409	24	13,769
Hybrid and redeemable preferred securities	227	25	10	1	241
Total fixed maturity AFS securities	$88,978	$754	$7,786	$46	$81,900

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,357	$4,318
Due after one year through five years	19,875	19,700
Due after five years through ten years	13,373	13,056
Due after ten years	34,409	29,946
Subtotal	72,014	67,020
Structured securities (RMBS, CMBS, ABS)	20,828	20,566
Total fixed maturity AFS securities	$92,842	$87,586

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,529	$1,225	$30,458	$4,315	$38,987	$5,540
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	143	26	944	205	1,087	231
Foreign government bonds	6	1	135	49	141	50
RMBS	154	7	803	101	957	108
CMBS	408	8	956	79	1,364	87
ABS	3,354	30	3,105	180	6,459	210
Hybrid and redeemable
preferred securities	17	1	54	5	71	6
Total fixed maturity AFS securities	$13,038	$1,325	$36,491	$4,939	$49,529	$6,264

Total number of fixed maturity AFS securities in an unrealized loss position						5,738

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,388	$1,290	$29,045	$5,414	$45,433	$6,704
U.S. government bonds	85	3	224	37	309	40
State and municipal bonds	652	61	721	209	1,373	270
Foreign government bonds	29	5	118	51	147	56
RMBS	658	29	724	133	1,382	162
CMBS	475	29	777	106	1,252	135
ABS	2,801	106	3,826	303	6,627	409
Hybrid and redeemable
preferred securities	18	1	93	9	111	10
Total fixed maturity AFS securities	$21,106	$1,524	$35,528	$6,262	$56,634	$7,786

Total number of fixed maturity AFS securities in an unrealized loss position						6,645

(1) As of December 31, 2025 and 2024, we recognized $12 million and $23 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,318	$829	441
Six months or greater, but less than nine months	337	159	60
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	4,985	2,089	889
Total	$7,942	$3,196	1,489

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,209	$1,556	780
Six months or greater, but less than nine months	365	195	209
Nine months or greater, but less than twelve months	71	28	36
Twelve months or greater	4,305	2,142	734
Total	$9,950	$3,921	1,759

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.5 billion for the year ended December 31, 2025. As discussed further below, we do not believe the unrealized loss position as of December 31, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2025 and 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2025 and 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $2.7 billion, respectively, and a fair value of $2.9 billion and $2.7 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2025 and 2024, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2025, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Year Ended December 31, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	45	–	20	–	65
Additions (reductions) for securities for which
credit losses were previously recognized	26	(1)	7	–	32
Reductions for securities disposed	(7)	–	(1)	–	(8)
Reductions for securities charged off	(25)	–	–	–	(25)
Balance as of end-of-year (2)	$53	$6	$50	$1	$110

	As of or For the Year Ended December 31, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	10	–	15	–	25
Additions (reductions) for securities for which
credit losses were previously recognized	11	1	5	–	17
Reductions for securities disposed	–	–	–	–	–
Reductions for securities charged off	(15)	–	–	–	(15)
Balance as of end-of-year (2)	$14	$7	$24	$1	$46

	As of or For the Year Ended December 31, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	24	1	–	–	25
Additions (reductions) for securities for which
credit losses were previously recognized	(2)	(2)	–	–	(4)
Reductions for securities disposed	(2)	–	–	–	(2)
Reductions for securities charged off	(21)	–	–	–	(21)
Balance as of end-of-year (2)	$8	$6	$4	$1	$19
(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of December 31, 2025, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $790 million, $766 million and $814 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $25 million and $3 million for the years ended December 31, 2025 and 2024, respectively.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2025	2024
Fixed maturity securities:
Corporate bonds	$1,166	$1,390
State and municipal bonds	13	13
Foreign government bonds	39	41
RMBS	56	63
CMBS	100	108
ABS	273	371
Hybrid and redeemable preferred securities	13	19
Total trading securities	$1,660	$2,005

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2025, 2024 and 2023, was $41 million, $(1) million and $80 million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,506	$4,628	$22,134	$17,424	$3,387	$20,811
30 to 59 days past due	1	93	94	6	71	77
60 to 89 days past due	5	34	39	–	33	33
90 or more days past due	35	144	179	35	90	125
Allowance for credit losses	(112)	(69)	(181)	(99)	(53)	(152)
Unamortized premium (discount)	(9)	115	106	(6)	83	77
Mark-to-market gains (losses) (1)	(33)	–	(33)	(31)	–	(31)
Total carrying value	$17,393	$4,945	$22,338	$17,329	$3,611	$20,940

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $20 million, respectively. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of December 31, 2025 and 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 14.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% and 27% of commercial mortgage loans on real estate as of December 31, 2025 and 2024, respectively, and Texas, which accounted for 10% of commercial mortgage loans on real estate as of December 31, 2025 and 2024.

As of December 31, 2025, our residential mortgage loan portfolio had the largest concentrations in New York and Florida, which accounted for 13% and 12% of residential mortgage loans on real estate, respectively. As of December 31, 2024, our residential mortgage loans portfolio had the largest concentrations in California and New York, which accounted for 14% of residential mortgage loans on real estate.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of December 31, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$5	$4
Residential mortgage loans on real estate	148	92
Total	$153	$96

We use LTV and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,497	1.68	66	1.41	1	2.01	1,564
2023	1,310	1.87	33	1.38	1	1.17	1,344
2022	1,703	2.20	76	1.59	5	1.83	1,784
2021	2,190	3.65	37	1.70	26	4.36	2,253
2020 and prior	9,014	2.53	46	1.38	18	1.86	9,078
Total	$17,036		$440		$62		$17,538

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,317	1.77	44	1.36	–	–	1,361
2022	1,721	2.11	94	1.55	4	1.30	1,819
2021	2,249	3.49	47	1.52	–	–	2,296
2020	1,158	3.33	4	1.53	–	–	1,162
2019 and prior	9,056	2.38	126	1.58	8	1.30	9,190
Total	$17,049		$398		$12		$17,459

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Year Ended December 31, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	21	16	37
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(8)	–	(8)
Balance as of end-of-year (2)	$112	$69	$181

	As of or For the Year Ended December 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	63	25	88
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(50)	–	(50)
Balance as of end-of-year (2)	$99	$53	$152

	As of or For the Year Ended December 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$83	$15	$98
Additions (reductions) from provision for credit loss
expense (1)	3	13	16
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-year (2)	$86	$28	$114

(1) We recognized less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the years ended December 31, 2025 and 2024. We recognized $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2023.
(2) Accrued investment income on mortgage loans on real estate totaled $109 million, $94 million and $67 million as of December 31, 2025, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of December 31, 2025 and 2024, alternative investments included investments in 364 and 351 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Fixed maturity AFS securities	$4,140	$4,088	$4,961
Trading securities	96	117	158
Equity securities	16	21	13
Mortgage loans on real estate	1,034	881	752
Policy loans	101	93	102
Cash and invested cash	320	227	118
Commercial mortgage loan prepayment
and bond make-whole premiums	22	15	10
Other investments	466	271	230
Investment income	6,195	5,713	6,344
Investment expense	(570)	(606)	(611)
Net investment income	$5,625	$5,107	$5,733

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$–	$(3,805)
State and municipal bonds	–	–	(214)
RMBS	–	–	(74)
CMBS	–	–	(60)
ABS	–	–	(57)
Hybrid and redeemable preferred securities	–	–	(3)
Total intent to sell impairments	$–	$–	$(4,213)

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(64)	$(21)	$(23)
RMBS	1	(1)	1
ABS	(26)	(20)	1
Total credit loss benefit (expense)	$(89)	$(42)	$(21)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,808	$7,808	$7,069	$7,069
Securities pledged under securities lending agreements (2)	145	139	157	151
Investments pledged for FHLB lending program (3)	–	–	2,650	3,657
Total payables for collateral on investments	$7,953	$7,947	$9,876	$10,877

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
(3) Our pledged investments for Federal Home Loan Bank (“FHLB”) related to the lending program are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2025 and 2024, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
Collateral payable for derivative investments	$739	$1,942	$1,917
Securities pledged under securities lending agreements	(12)	(48)	(93)
Investments pledged for FHLB lending program	(2,650)	–	(480)
Total increase (decrease) in payables for collateral on investments	$(1,923)	$1,894	$1,344

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2025, we had not received any collateral and, therefore, had not sold or re-pledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of
December 31, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.3 billion, and we had re-pledged $31 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, FABR funding agreements, membership obligations with the FHLB and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Funding Agreements” in Note 11 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of December 31, 2025	As of December 31, 2024
Fixed maturity AFS securities	$3,577	$1,736
Trading securities	14	23
Equity securities	10	12
Mortgage loans on real estate	1,217	3,530
Other investments	20	21
Cash and invested cash	63	110
Total assets pledged as collateral	$4,901	$5,432

Investment Commitments

As of December 31, 2025, our investment commitments were $4.6 billion, which included $3.1 billion of LPs, $890 million of mortgage loans on real estate, $390 million of asset-backed variable interest entities and $245 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and White Chapel V LLC with a fair value of $1.2 billion and $1.1 billion, respectively, or 1% of total investments. As of December 31, 2024, our most significant investments in one issuer were our investments in securities issued by White Chapel V LLC and White Chapel LLC with a fair value of $1.5 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2025 and 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.2 billion, or 12% and 13%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.0 billion and $10.7 billion, respectively, or 8% and 9%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset-Backed VIE

We are the primary beneficiary of a limited partnership (“LP”) that was formed in September 2025. The activities of this LP are primarily to acquire and hold other LP investments and issue rated notes and a residual tranche to the Company and pass along LP distributions via interest payments. This LP has a carrying value of $210 million as of December 31, 2025. We concluded that the Company is the primary beneficiary as we purchased all of the notes and have the obligation to absorb all benefits or losses that could potentially be significant to the VIE.

The assets of the VIE can only be used to settle obligations of the VIE and do not represent claims against the Company’s assets. The Company’s maximum exposure to loss as a result of its involvement with the VIE is limited to its investment in the VIE and any additional support the Company may choose to provide in the future.

Unconsolidated VIEs

Reinsurance-Related Notes

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration. The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans. The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2025, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE LP discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.5 billion and $5.1 billion as of December 31, 2025 and 2024, respectively.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIEs, and we do not receive all of the economics of the VIEs. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $134 million and $5 million as of December 31, 2025 and 2024, respectively.

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

Other Derivatives

Lapse Protection Rider Ceded Derivative

We have an inter-company agreement through which Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), an affiliated reinsurer, assumes the risk under certain UL contracts for lapse protection riders (“LPR”). If the policyholder’s account balance is insufficient to pay the cost of insurance charges required to keep the policy in force, and the policyholder has made the required deposits, we will be reimbursed for those charges.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,300	$12	$7	$632	$2	$16
Foreign currency contracts (1)	4,922	380	125	4,738	556	44
Total cash flow hedges	6,222	392	132	5,370	558	60
Fair value hedges:
Interest rate contracts (1)	417	1	–	435	8	16
Foreign currency contracts (1)	25	–	2	25	1	–
Total fair value hedges	442	1	2	460	9	16
Non-Qualifying Hedges
Interest rate contracts (1)	84,814	64	321	75,445	63	439
Foreign currency contracts (1)	289	12	4	348	30	2
Equity market contracts (1)	238,134	15,560	5,685	191,171	13,072	3,879
Credit contracts (1)	17	–	–	57	–	–
LPR ceded derivative (2)	–	202	–	–	190	–
Embedded derivatives:
Reinsurance-related (3)	–	202	–	–	728	–
RILA, fixed indexed annuity
and IUL contracts (4)	–	2,482	15,115	–	1,970	12,449
Total derivative instruments	$329,918	$18,915	$21,259	$272,851	$16,620	$16,845

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$21,508	$17,291	$22,513	$25,219	$–	$86,531
Foreign currency contracts (2)	245	1,380	1,808	1,761	42	5,236
Equity market contracts	169,259	56,126	10,563	7	2,179	238,134
Credit contracts	–	17	–	–	–	17
Total derivative instruments
with notional amounts	$191,012	$74,814	$34,884	$26,987	$2,221	$329,918

(1) As of December 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was January 28, 2030.
(2) As of December 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value (1)	$645	$484	$21	$7

(1) Includes $21 million of unamortized adjustments from discontinued hedges as of December 31, 2025, and none as of December 31, 2024.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249	$301
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	17	17	212
Foreign currency contracts	208	21	(50)
Change in foreign currency exchange rate adjustment	(411)	220	(169)
Income tax benefit (expense)	40	(54)	2
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	–	(3)	(1)
Foreign currency contracts (1)	57	59	54
Foreign currency contracts (2)	(3)	8	7
Income tax benefit (expense)	(11)	(13)	(13)
Balance as of end-of-year	$213	$402	$249

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2025
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(746)	$5,625	$5,451

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	11	–
Derivatives designated as hedging instruments	–	(11)	–
Foreign currency contracts:
Hedged items	–	3	–
Derivatives designated as hedging instruments	–	(3)	–
Gain or (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI
into income	(3)	57	–

Non-Qualifying Hedges
Interest rate contracts	145	–	–
Foreign currency contracts	(5)	–	–
Equity market contracts	3,091	–	–
Credit contracts	2	–	–
LPR ceded derivative	–	–	(12)
Embedded derivatives:
Reinsurance-related	(510)	–	–
RILA, fixed indexed annuity and IUL contracts	(2,016)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2024
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$276	$5,107	$2,100

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(30)	–
Derivatives designated as hedging instruments	–	30	–
Foreign currency contracts:
Hedged items	–	(2)	–
Derivatives designated as hedging instruments	–	2	–
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI
into income	–	(3)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI
into income	8	59	–

Non-Qualifying Hedges
Interest rate contracts	(318)	–	–
Equity market contracts	5,248	–	–
LPR ceded derivative	–	–	16
Embedded derivatives:
Reinsurance-related	189	–	–
RILA, fixed indexed annuity and IUL contracts	(2,943)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2023
	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(4,934)	$5,733	$5,044

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(5)	–
Derivatives designated as hedging instruments	–	5
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI
into income	–	(1)	–
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI
into income	7	54	–

Non-Qualifying Hedges
Interest rate contracts	(161)	–	–
Foreign currency contracts	(2)	–	–
Equity market contracts	1,387	–	–
Commodity contracts	8	–	–
Credit contracts	(4)	–	–
LPR ceded derivative	–	–	6
Embedded derivatives:
Reinsurance-related	(188)	–	–
RILA, fixed indexed annuity and IUL contracts	(3,187)	–	–

As of December 31, 2025, $60 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the years ended December 31, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2025 and 2024, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2025 or 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2025		As of December 31, 2024
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,867	$(3)	$4,006	$(2)
A+	4,613	(15)	2,354	(89)
A	64	–	47	–
A-	240	–	632	–
Total cash collateral	$7,784	$(18)	$7,039	$(91)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$15,939	$2,684	$18,623
Gross amounts offset	(5,994)	–	(5,994)
Net amount of assets	9,945	2,684	12,629
Gross amounts not offset:
Cash collateral	(7,784)	–	(7,784)
Non-cash collateral (1)	(2,161)	–	(2,161)
Net amount	$–	$2,684	$2,684

Financial Liabilities
Gross amount of recognized liabilities	$150	$15,115	$15,265
Gross amounts offset	(90)	–	(90)
Net amount of liabilities	60	15,115	15,175
Gross amounts not offset:
Cash collateral	(18)	–	(18)
Non-cash collateral	(28)	–	(28)
Net amount	$14	$15,115	$15,129

(1) Excludes excess non-cash collateral received of $1.5 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
DAC, VOBA and DSI
Variable Annuities	$4,240	$4,104
Fixed Annuities	477	423
Traditional Life	1,208	1,329
UL and Other	6,219	6,146
Group Protection	178	136
Retirement Plan Services	308	288
Other Operations	7	–
Total DAC, VOBA and DSI	$12,637	$12,426

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
DFEL
Variable Annuities	$282	$293
UL and Other (1)	7,266	6,406
Other Operations (2)	57	51
Total DFEL	$7,605	$6,750

(1) We reported $2.6 billion and $2.4 billion of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $57 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Year Ended December 31, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	(19)	–	(4)	–
Deferrals	570	124	42	424	143	20
Amortization	(422)	(65)	(137)	(314)	(97)	(19)
Balance as of end-of-year	$4,107	$452	$1,180	$5,864	$178	$247

	For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,868	$421	$1,332	$5,709	$154	$244
Business acquired (sold) through
reinsurance	–	–	–	(73)	(38)	–
Deferrals	454	44	107	420	134	21
Amortization	(363)	(72)	(145)	(302)	(114)	(19)
Balance as of end-of-year	$3,959	$393	$1,294	$5,754	$136	$246

DAC amortization expense of $1.1 billion, $1.0 billion and $992 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Year Ended December 31, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Deferrals	–	–	1
Amortization	(2)	(7)	(37)
Balance as of end-of-year	$11	$28	$330

	For the Year Ended December 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$402
Deferrals	–	–	2
Amortization	(2)	(7)	(38)
Balance as of end-of-year	$13	$35	$366

VOBA amortization expense of $46 million, $47 million and $53 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively. No additions or write-offs were recorded for each respective year.

Estimated future amortization of VOBA (in millions), as of December 31, 2025, was as follows:

2026	$36
2027	31
2028	26
2029	22
2030	20

The following tables summarize the changes in DSI (in millions):

	For the Year Ended December 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	1	–	–	20
Amortization	(13)	(3)	(1)	(1)
Balance as of end-of-year	$133	$14	$25	$61

	For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$157	$20	$28	$26
Deferrals	2	–	1	17
Amortization	(14)	(3)	(3)	(1)
Balance as of end-of-year	$145	$17	$26	$42

DSI amortization expense of $18 million, $21 million and $21 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$293	$6,406	$300	$5,579
Deferrals	15	1,222	19	1,114
Amortization	(26)	(362)	(26)	(287)
Balance as of end-of-year	282	7,266	293	6,406
Less: Reinsurance recoverables	–	2,563	–	2,436
Balance as of end-of-year, net of reinsurance	$282	$4,703	$293	$3,970

DFEL amortization of $388 million, $313 million and $290 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2025	2024	2023
Direct insurance premiums and fee income	$14,385	$14,052	$13,661
Reinsurance assumed	34	90	91
Reinsurance ceded	(4,567)	(7,790)	(5,168)
Total insurance premiums and fee income	$9,852	$6,352	$8,584

Direct insurance benefits	$10,856	$10,845	$10,178
Reinsurance ceded	(5,405)	(8,745)	(5,150)
Total benefits	$5,451	$2,100	$5,028

Direct market risk benefit (gain) loss	$(350)	$(2,819)	$(2,309)
Reinsurance ceded	127	1,881	1,174
Total market risk benefit (gain) loss	$(223)	$(938)	$(1,135)

Direct policyholder liability remeasurement (gain) loss	$(154)	$35	$(234)
Reinsurance ceded	55	(55)	67
Total policyholder liability remeasurement (gain) loss	$(99)	$(20)	$(167)

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

As of December 31, 2025, the policy for our reinsurance program was to retain no more than $20 million on a single insured life, with the retention on most policies being significantly below that. As the amount we retain varies by policy, we reinsured 25% of the mortality risk on newly issued life insurance contracts in 2025.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Significant reinsurance agreements are discussed below.

LPINE

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer with reciprocal jurisdiction status in Indiana as of August 8, 2025, to reinsure certain blocks of in-force group protection and fixed annuity products (“Initial LPINE Treaty”). Effective December 31, 2024, the Initial LPINE Treaty was amended to cede additional fixed annuity products and to open the treaty to reinsure the flow of new fixed annuity policies. Effective July 1, 2025, we amended the Initial LPINE Treaty again to cede an additional block of group protection business.

The Initial LPINE Treaty was structured as coinsurance with funds withheld. As significant insurance risk was transferred for the block of group protection products, amounts recoverable from LPINE were $3.9 billion and $3.7 billion as of December 31, 2025 and 2024, respectively. We reported a deferred loss of $37 million and $14 million as of December 31, 2025 and 2024, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $9.6 billion and $7.9 billion as of December 31, 2025 and 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

Effective January 1, 2025, we entered into a second treaty with LPINE to cede the flow of new level term life insurance policies.

We held investments with a carrying value of $13.7 billion and $11.5 billion in support of reserves associated with the LPINE agreement in a funds withheld arrangement as of December 31, 2025 and 2024, respectively, which consisted of the following (in millions):

	As of December 31,
	2025	2024
Fixed maturity AFS securities	$11,272	$9,287
Mortgage loans on real estate	2,115	1,941
Derivative investments	218	190
Accrued investment income	118	97
Total	$13,723	$11,515

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that was structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.1 billion and $14.2 billion as of December 31, 2025 and 2024, respectively. We reported a deferred gain on the transaction of $3.9 billion and $4.1 billion as of December 31, 2025 and 2024, respectively. We amortized $174 million and $159 million of the deferred gain during 2025 and 2024, respectively. We held other investments and cash and invested cash with a carrying value of $1.5 billion and $1.4 billion as of December 31, 2025 and 2024, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $12.8 billion and $12.2 billion as of December 31, 2025 and 2024, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of December 31, 2025.

The agreement between us and Fortitude Re was structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of December 31, 2025 and 2024. We reported a deferred loss on the transaction of $2.5 billion and $2.6 billion as of December 31, 2025 and 2024, respectively. We amortized $92 million and $90 million of the deferred loss during 2025 and 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.4 billion and $3.0 billion as of December 31, 2025 and 2024, respectively.

Resolution Life

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement was structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.8 billion and $4.9 billion as of December 31, 2025 and 2024, respectively. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $3.6 billion and $3.8 billion as of December 31, 2025 and 2024, respectively.

Commonwealth

Effective January 15, 2020, we entered into a coinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”) to reinsure fixed annuity products, which resulted in a net deposit asset of $11.5 billion and $9.5 billion as of December 31, 2025 and 2024, respectively. Commonwealth has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $11.6 billion and $9.0 billion as of December 31, 2025 and 2024, respectively.

Protective

The sale of individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston completed May 1, 2018 resulted in amounts recoverable from Protective of $8.1 billion and $8.4 billion as of December 31, 2025 and

2024, respectively. Protective has funded trusts, the balances of which change as a result of ongoing reinsurance activity, to support the business ceded, that totaled $9.3 billion and $9.9 billion as of December 31, 2025 and 2024, respectively.

Athene

Effective October 1, 2018, we entered into a modified coinsurance agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $1.7 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of December 31,
	2025	2024
Fixed maturity AFS securities	$124	$142
Trading securities	1,121	1,385
Equity securities	43	42
Mortgage loans on real estate	199	232
Derivative investments	24	46
Other investments	56	54
Cash and invested cash	100	147
Accrued investment income	14	18
Other assets	2	1
Total	$1,683	$2,067

The portfolio was supported by $47 million of over-collateralization and a $50 million LOC as of December 31, 2025. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $18 million, $26 million and $33 million of the gain during 2025, 2024 and 2023, respectively.

Swiss Re

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on the Consolidated Balance Sheets with a corresponding reinsurance recoverable from Swiss Re, which totaled $1.4 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. Swiss Re has funded a trust, with a balance of $597 million and $617 million as of December 31, 2025 and 2024, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans.

Hannover Life

Effective October 1, 2023, we entered into a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. (“Hannover Life”) to reinsure certain group annuity contracts, which resulted in net deposit asset of $4.5 billion and $3.0 billion as of December 31, 2025 and 2024, respectively.

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $91 million and $95 million as of December 31, 2025 and 2024, respectively.

8. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by segment were as follows:

			For the Year Ended December 31, 2025
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

2025, 2024 and 2023 Analysis

As of October 1, 2025, 2024 and 2023, respectively, we performed our annual goodwill impairment test for our Annuities, Group Protection and Retirement Plan Services reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by segment were as follows:

	As of December 31, 2025		As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Life Insurance:
Sales force	$100	$79	$100	$75
Group Protection:
VOCRA	576	205	576	175
VODA	31	17	31	15
Retirement Plan Services:
Mutual fund contract rights (1)	5	–	5	–
Total	$712	$301	$712	$265

(1) No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2025, was as follows:

2026	$37
2027	37
2028	37
2029	35
2030	35
Thereafter	225

9. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of December 31, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,655	$940	$(3,715)	$4,737	$933	$(3,804)
Fixed Annuities	51	175	124	78	110	32
Retirement Plan Services	47	3	(44)	45	3	(42)
Total MRBs	$4,753	$1,118	$(3,635)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Year Ended December 31, 2025			As of or For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	14	–	–	6	–	–
Attributed fees collected	1,481	30	8	1,520	31	8
Benefit payments	(26)	–	–	(34)	–	–
Effect of changes in interest rates	(520)	32	(7)	(1,918)	(70)	(18)
Effect of changes in equity markets	(1,962)	(8)	(7)	(2,277)	(16)	(8)
Effect of changes in equity index volatility	66	7	–	(88)	(5)	–
In-force updates and other changes in MRBs (1)	470	19	3	213	6	8
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	37	15	(1)	7	11	–
Effect of changes in other future expected
assumptions (2)	10	–	1	(199)	18	(6)
Balance as of end-of-year, before the effect of
changes in non-performance risk	(4,081)	160	(45)	(3,651)	65	(42)
Effect of cumulative changes in
non-performance risk	366	(36)	1	(153)	(33)	–
Balance as of end-of-year	(3,715)	124	(44)	(3,804)	32	(42)
Less: Ceded MRB assets (liabilities)	(2,854)	–	(11)	(2,736)	–	(13)
Balance as of end-of-year, net of reinsurance	$(861)	$124	$(33)	$(1,068)	$32	$(29)

Weighted-average age of policyholders (years)	73	70	63	73	70	63
Net amount at risk (3)	$1,639	$354	$2	$1,962	$240	$3

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

Effect of Annual Assumption Review

For the year ended December 31, 2025, Variable Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by updates to policyholder behavior and capital market assumptions and other items, partially offset by model enhancements and updates to separate account fee assumptions. For the year ended December 31, 2025, Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

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

10. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of December 31,
	2025	2024
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$84,274	$77,740
International	18,262	16,282
Other equity funds	1,505	1,403
Balanced funds	46,561	45,683
Bond funds	24,164	23,399
Money market funds	2,096	1,931
Other funds	1,491	1,321
Exchange-traded funds	323	336
Fixed maturity AFS securities	164	161
Cash and invested cash	35	12
Other investments	1,217	170
Total separate account assets	$180,092	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
Variable Annuities	$122,945	$117,998
UL and Other	34,038	28,841
Retirement Plan Services	23,047	21,541
Other Operations (1)	62	58
Total separate account liabilities	$180,092	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($53 million and $49 million as of December 31, 2025 and 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Year Ended December 31, 2025			As of or For the Year Ended December 31, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	6,034	2,646	2,282	4,765	1,483	2,302
Withdrawals	(16,524)	(867)	(3,746)	(14,074)	(477)	(3,378)
Policyholder assessments	(2,650)	(1,000)	(186)	(2,639)	(995)	(182)
Change in market performance	15,922	4,600	3,242	15,548	3,876	3,072
Net transfers from (to) general account	2,165	(182)	(86)	1,042	(196)	28
Balance as of end-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541

Cash surrender value	$121,531	$31,613	$23,033	$116,612	$26,435	$21,526

11. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
Variable Annuities	$40,060	$35,267
Fixed Annuities	28,710	25,941
UL and Other	35,663	36,242
Retirement Plan Services	23,843	23,619
Other (1)	7,628	4,749
Total policyholder account balances	$135,904	$125,818

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.5 billion and $4.4 billion as of December 31, 2025 and 2024, respectively) and funding agreements ($3.7 billion and none as of December 31, 2025 and 2024, respectively). See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Year Ended December 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	6,450	4,698	3,544	4,065
Withdrawals	(2,777)	(3,085)	(1,479)	(5,071)
Policyholder assessments	(3)	(59)	(4,412)	(17)
Net transfers from (to) separate account	(1,517)	–	183	540
Interest credited	838	929	1,430	707
Change in fair value of embedded derivative
instruments and other	1,802	286	155	–
Balance as of end-of-year	$40,060	$28,710	$35,663	$23,843

Weighted-average crediting rate	2.3%	3.4%	4.0%	3.0%
Net amount at risk (1)(2)	$1,639	$354	$290,111	$2
Cash surrender value	38,706	27,418	31,329	23,806

	As of or For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$29,141	$25,330	$36,784	$23,784
Gross deposits	4,756	4,226	3,605	3,407
Withdrawals	(1,321)	(4,825)	(1,438)	(4,495)
Policyholder assessments	(1)	(61)	(4,480)	(14)
Net transfers from (to) separate account	(477)	–	196	251
Interest credited	695	802	1,459	686
Change in fair value of embedded derivative
instruments and other	2,474	469	116	–
Balance as of end-of-year	$35,267	$25,941	$36,242	$23,619

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,962	$240	$295,984	$3
Cash surrender value	34,018	24,845	31,992	23,586

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of December 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	4	9
2.01% - 3.00%	464	–	–	–	–	464
3.01% - 4.00%	1,115	–	–	–	–	1,115
4.01% and above	5	–	–	–	–	5
Other (1)	–	–	–	–	–	38,467
Total	$1,589	$–	$–	$–	$4	$40,060

Fixed Annuities
Up to 1.00%	$123	$768	$393	$133	$2,212	$3,629
1.01% - 2.00%	188	210	120	70	8,221	8,809
2.01% - 3.00%	1,282	104	1	2	59	1,448
3.01% - 4.00%	812	–	–	–	–	812
4.01% and above	157	–	–	–	–	157
Other (1)	–	–	–	–	–	13,855
Total	$2,562	$1,082	$514	$205	$10,492	$28,710

UL and Other
Up to 1.00%	$256	$–	$239	$36	$753	$1,284
1.01% - 2.00%	529	–	–	–	2,711	3,240
2.01% - 3.00%	6,309	10	178	–	–	6,497
3.01% - 4.00%	13,918	–	1	–	–	13,919
4.01% and above	3,463	–	–	–	–	3,463
Other (1)	–	–	–	–	–	7,260
Total	$24,475	$10	$418	$36	$3,464	$35,663

Retirement Plan Services
Up to 1.00%	$622	$441	$708	$3,449	$6,919	$12,139
1.01% - 2.00%	481	814	1,711	467	561	4,034
2.01% - 3.00%	1,694	27	496	3	–	2,220
3.01% - 4.00%	3,825	98	7	10	–	3,940
4.01% and above	1,510	–	–	–	–	1,510
Total	$8,132	$1,380	$2,922	$3,929	$7,480	$23,843

	As of December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	511	–	–	–	–	511
3.01% - 4.00%	1,231	–	–	–	–	1,231
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	33,507
Total	$1,753	$–	$–	$–	$7	$35,267

Fixed Annuities
Up to 1.00%	$298	$801	$540	$255	$2,319	$4,213
1.01% - 2.00%	235	174	150	218	4,728	5,505
2.01% - 3.00%	1,570	27	1	2	37	1,637
3.01% - 4.00%	1,518	–	–	–	–	1,518
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	12,898
Total	$3,791	$1,002	$691	$475	$7,084	$25,941

UL and Other
Up to 1.00%	$264	$–	$226	$122	$486	$1,098
1.01% - 2.00%	543	–	–	–	2,974	3,517
2.01% - 3.00%	6,600	10	151	–	–	6,761
3.01% - 4.00%	14,725	–	1	–	–	14,726
4.01% and above	3,564	–	–	–	–	3,564
Other (1)	–	–	–	–	–	6,576
Total	$25,696	$10	$378	$122	$3,460	$36,242

Retirement Plan Services
Up to 1.00%	$524	$305	$735	$3,332	$5,551	$10,447
1.01% - 2.00%	470	1,001	1,890	942	588	4,891
2.01% - 3.00%	2,195	28	85	1	–	2,309
3.01% - 4.00%	4,272	111	8	12	–	4,403
4.01% and above	1,569	–	–	–	–	1,569
Total	$9,030	$1,445	$2,718	$4,287	$6,139	$23,619

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by us:

FABN Program

We established a $5.0 billion FABN program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. We had funding agreements issued under the program totaling $1.5 billion as of December 31, 2025, compared to none as of December 31, 2024, with original maturities ranging from three to five years.

FABR Funding Agreements

We may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from us that are secured by portfolios of assets pledged to the special-purpose entity. We had secured funding agreements issued totaling $800 million as of December 31, 2025, compared to none as of December 31, 2024, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

We are a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, have the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.5 billion as of December 31, 2025, compared to none as of December 31, 2024, with original maturities of one year or less. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

12. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
Payout Annuities (1)	$2,036	$2,008
Traditional Life (1)	3,521	3,504
Group Protection (2)	5,836	5,628
UL and Other (3)	18,597	16,663
Other Operations (4)	9,076	8,958
Other (5)	3,294	3,241
Total future contract benefits	$42,360	$40,002

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of December 31, 2025 and 2024) and Swiss Re ($1.9 billion and $1.7 billion as of December 31, 2025 and 2024, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

LFPB

The LFPB represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Year Ended December 31, 2025		As of or For the Year Ended December 31, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,751	$–	$6,084
Less: Effect of cumulative changes in discount
rate assumptions	–	(277)	–	(152)
Beginning balance at original discount rate	–	6,028	–	6,236
Effect of changes in cash flow assumptions (1)	–	(396)	–	(3)
Effect of actual variances from expected experience (2)	–	(38)	–	(45)
Adjusted balance as of beginning-of-year	–	5,594	–	6,188
Issuances	–	282	–	361
Interest accrual	–	233	–	245
Net premiums collected	–	(728)	–	(766)
Flooring impact of LFPB	–	(3)	–	–
Ending balance at original discount rate	–	5,378	–	6,028
Effect of cumulative changes in discount rate assumptions	–	(92)	–	(277)
Balance as of end-of-year	$–	$5,286	$–	$5,751

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,008	$9,255	$2,084	$9,637
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(446)	(187)	(202)
Beginning balance at original discount rate (3)	2,259	9,701	2,271	9,839
Effect of changes in cash flow assumptions (1)	(8)	(557)	–	(105)
Effect of actual variances from expected experience (2)	(13)	(31)	3	(68)
Adjusted balance as of beginning-of-year	2,238	9,113	2,274	9,666
Issuances	98	282	102	361
Interest accrual	88	368	87	380
Benefit payments	(206)	(802)	(204)	(706)
Ending balance at original discount rate (3)	2,218	8,961	2,259	9,701
Effect of cumulative changes in discount rate assumptions	(182)	(154)	(251)	(446)
Balance as of end-of-year	$2,036	$8,807	$2,008	$9,255

Net balance as of end-of-year	$2,036	$3,521	$2,008	$3,504
Less: Reinsurance recoverables	1,451	179	1,488	217
Net balance as of end-of-year, net of reinsurance	$585	$3,342	$520	$3,287

Weighted-average duration of future policyholder
benefit liability (years)	8	9	9	9

(1) The cash flow assumption impact to the liability is calculated as the present value of expected future policy benefits less the present value of expected net premiums. For the years ended December 31, 2025 and 2024, the Traditional Life net effect of changes in cash flow assumptions gross of reinsurance reduced the liability by $161 million and $102 million, respectively, primarily associated with favorable updates to mortality assumptions. See “Effect of Annual Assumption Review” below for more information.
(2) For the year ended December 31, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality and policyholder behavior, which unfavorably impacted the liability by $22 million and $16 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior and mortality, which favorably impacted the liability by $17 million and $14 million, respectively. For the year ended December 31, 2024, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality, which unfavorably impacted the liability by $60 million, which was partially offset by $15 million primarily related to policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality, which favorably impacted the liability by $96 million, which was partially offset by $28 million primarily related to policyholder behavior. For the years ended December 31, 2025 and 2024, Payout Annuities did not have any significantly different actual experience compared to expected.
(3) Includes deferred profit liability within Payout Annuities of $92 million, $62 million and $56 million as of December 31, 2025, 2024 and 2023, respectively.

Effect of Annual Assumption Review

For the year ended December 31, 2025, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality and policyholder behavior assumptions.

For the year ended December 31, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of December 31, 2025		As of December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,271	2,036	3,427	2,008
Traditional Life
Expected future gross premiums	12,735	8,869	13,498	9,075
Expected future benefit payments	12,655	8,807	13,857	9,255

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2025	2024	2023
Payout Annuities
Gross premiums	$99	$108	$116
Interest accretion	88	87	86
Traditional Life
Gross premiums	1,184	1,189	1,183
Interest accretion	135	135	128

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.1%	5.4%
Traditional Life
Interest accretion rate	4.9%	4.9%
Current discount rate	4.7%	5.1%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Years Ended December 31,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of changes in cash flow assumptions	(66)	(2)
Effect of actual variances from expected
experience (1)	(242)	(345)
Adjusted beginning-of-year balance	5,870	5,832
New incidence	1,574	1,641
Interest	195	181
Benefit payments	(1,440)	(1,476)
Ending balance at original discount rate	6,199	6,178
Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Balance as of end-of-year	5,836	5,628
Less: Reinsurance recoverables	3,975	3,771
Balance as of end-of-year, net of reinsurance	$1,861	$1,857

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the years ended December 31, 2025 and 2024, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

Effect of Annual Assumption Review

For the year ended December 31, 2025, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions.

For the year ended December 31, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of December 31, 2025		As of December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,506	$5,836	$7,368	$5,628

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2025	2024	2023
Group Protection
Gross premiums	$3,719	$3,563	$3,549
Interest accretion	195	181	159

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2025	2024
Group Protection
Interest accretion rate	3.6%	3.3%
Current discount rate	4.7%	5.1%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Years Ended December 31,
	2025	2024
Balance as of beginning-of-year	$16,663	$15,752
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,515)	(853)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,178	16,605
Effect of changes in cash flow assumptions	120	207
Effect of actual variances from expected
experience (1)(2)	190	288
Adjusted beginning-of-year balance	18,488	17,100
Interest accrual	923	841
Net assessments collected	1,348	1,288
Benefit payments	(1,076)	(1,051)
Balance as of end-of-year, excluding
shadow balance in AOCI	19,683	18,178
Effect of cumulative changes in shadow
balance in AOCI	(1,086)	(1,515)
Balance as of end-of-year	18,597	16,663
Less: Reinsurance recoverables	11,789	10,748
Balance as of end-of-year, net of reinsurance	$6,808	$5,915

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the years ended December 31, 2025 and 2024, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $201 million and $273 million, respectively.
(2) For the years ended December 31, 2025 and 2024, the effect of actual variances from expected experience, net of reinsurance, was $93 million and $157 million, respectively.

Effect of Annual Assumption Review

For the year ended December 31, 2025, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder behavior assumptions, partially offset by updates to the morbidity assumption.

For the year ended December 31, 2024, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder behavior and mortality assumptions that were partially offset by updates to capital market assumptions

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2025	2024	2023
UL and Other
Gross assessments	$3,159	$3,093	$1,221
Interest accretion	923	841	765

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2025	2024
UL and Other
Interest accretion rate	5.5%	5.4%

13. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2025	2024
Short-Term Debt
Short-term debt (1)	$–	$24
Total short-term debt	$–	$24

Long-Term Debt, Excluding Current Portion
6.03% surplus note, due 2028 (2)(3)	$750	$750
6.56% surplus note, due 2028 (2)(3)	500	500
SOFR + 111 bps surplus note, due 2028 (2)(4)	–	71
SOFR + 226 bps surplus note, due 2028 (5)	–	522
SOFR + 200 bps surplus note, due 2035 (2)(6)	30	30
SOFR + 155 bps surplus note, due 2037 (2)(6)	25	25
4.20% surplus note, due 2037 (2)(6)	50	50
SOFR + 100 bps surplus note, due 2037 (2)(4)	–	154
4.225% surplus note, due 2037 (2)(6)	28	28
4.00% surplus note, due 2037 (2)(6)	30	30
4.50% surplus note, due 2038 (2)(6)	13	13
Total long-term debt	$1,426	$2,173

(1)    The short-term debt represents short-term notes payable to LNC related to the cash management agreement.
(2)    Surplus note issued to LNC.
(3)    Subject to approval by the Indiana Insurance Commissioner (the “Commissioner”), LNC has the right to redeem the note for immediate repayment in total or in part once per year on the anniversary date of the note. Any payment of interest or repayment of principal may be paid only out of our statutory earnings, only if our statutory capital surplus exceeds the surplus as of the date of note issuance, and subject to approval by the Commissioner.
(4)    In October 2025, we executed the right to repay the surplus notes due 2028 and 2037 in whole totaling $71 million and $154 million, respectively, to LNC due to the restructuring of certain captive reinsurance subsidiaries. See Note 19 for additional information.
(5)    In October 2025, the surplus note was canceled due to the restructuring of certain captive reinsurance subsidiaries. See Notes 19 and 24 for additional information.
(6)    Subject to approval by the Commissioner, we have the right to repay the note in whole or in part prior to the maturity date, if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

Future principal payments due on long-term debt (in millions) as of December 31, 2025, were as follows:

2026	$–
2027	–
2028	1,250
2029	–
2030	–
Thereafter	176
Total	$1,426

Credit Facility

On December 21, 2023, LNC entered into a second amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement. The credit agreement, which is unsecured, allows for the issuance of LOCs and borrowing of up to $2.0 billion and has a commitment termination date of December 21, 2028. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) LNL and LNC’s other domestic insurance companies for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business. As of December 31, 2025, we had $3 million of LOCs issued and no amount was drawn on the issued LOCs.

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

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of December 31, 2025, LNC was in compliance with all such covenants.

LOCs

On October 1, 2025, LNC terminated its LOC facility agreements set to expire in 2031 as a result of restructuring certain captive reinsurance subsidiaries effective October 1, 2025. See Note 19 for additional information.

14. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,426	$7,297	$63,723
U.S. government bonds	848	19	–	867
State and municipal bonds	–	1,965	–	1,965
Foreign government bonds	–	223	–	223
RMBS	–	1,965	–	1,965
CMBS	–	2,338	85	2,423
ABS	–	12,594	3,584	16,178
Hybrid and redeemable preferred securities	31	128	83	242
Trading securities	–	1,331	329	1,660
Equity securities (1)	233	234	28	495
Mortgage loans on real estate	–	–	199	199
Derivative investments (2)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	19	19
Indexed annuity ceded embedded derivatives	–	–	2,482	2,482
LPR ceded derivative	–	–	202	202
Separate account assets	383	179,709	–	180,092
Total assets	$1,495	$273,126	$19,090	$293,711

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	358	(156)	202
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(2,884)	(2,884)
Derivative liabilities (2)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,650)	$(19,409)	$(25,059)

	As of December 31, 2024
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$54,945	$6,888	$61,833
U.S. government bonds	370	20	–	390
State and municipal bonds	–	2,148	–	2,148
Foreign government bonds	–	233	–	233
RMBS	–	1,702	1	1,703
CMBS	–	1,575	8	1,583
ABS	–	11,677	2,092	13,769
Hybrid and redeemable preferred securities	47	131	63	241
Trading securities	–	1,746	259	2,005
Equity securities	28	232	34	294
Mortgage loans on real estate	–	–	232	232
Derivative investments (2)	–	13,728	3	13,731
Other investments – short-term investments	–	369	23	392
MRB assets	–	–	4,860	4,860
Other assets:
Ceded MRBs	–	–	14	14
Indexed annuity ceded embedded derivatives	–	–	1,970	1,970
LPR ceded derivative	–	–	190	190
Separate account assets	391	168,047	–	168,438
Total assets	$836	$256,553	$16,637	$274,026

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(12,449)	$(12,449)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	787	(59)	728
MRB liabilities	–	–	(1,046)	(1,046)
Other liabilities:
Ceded MRBs	–	–	(2,763)	(2,763)
Derivative liabilities (2)	–	(4,256)	(139)	(4,395)
Total liabilities	$–	$(3,469)	$(16,456)	$(19,925)

(1) Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $134 million as of December 31, 2025.
(2) Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

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

	For the Year Ended December 31, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,888	$(63)	$19	$(238)	$691	$7,297
RMBS	1	–	1	67	(69)	–
CMBS	8	–	–	84	(7)	85
ABS	2,092	(29)	55	1,651	(185)	3,584
Hybrid and redeemable preferred
securities	63	–	1	19	–	83
Trading securities	259	7	–	35	28	329
Equity securities	34	(9)	–	1	2	28
Mortgage loans on real estate	232	(3)	4	(34)	–	199
Other investments – short-term investments	23	–	–	(22)	–	1
Other assets:
Ceded MRBs (3)	14	5	–	–	–	19
Indexed annuity ceded embedded
derivatives (4)	1,970	222	–	290	–	2,482
LPR ceded derivative (5)	190	12	–	–	–	202
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(12,449)	(2,237)	–	(429)	–	(15,115)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(97)	–	–	–	(156)
Other liabilities:
Ceded MRBs (3)	(2,763)	(121)	–	–	–	(2,884)
Derivative liabilities, net	(136)	24	–	4	–	(108)

	For the Year Ended December 31, 2024
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,350	$(3)	$2	$696	$(157)	$6,888
State and municipal bonds	5	–	–	–	(5)	–
RMBS	1	–	–	–	–	1
CMBS	8	–	–	19	(19)	8
ABS	1,476	2	23	980	(389)	2,092
Hybrid and redeemable preferred
securities	48	–	3	12	–	63
Trading securities	272	2	–	(18)	3	259
Equity securities	36	(3)	–	–	1	34
Mortgage loans on real estate	288	9	1	(66)	–	232
Other investments – short-term investments	–	–	–	13	10	23
Other assets:
Ceded MRBs (3)	274	(260)	–	–	–	14
Indexed annuity ceded embedded
derivatives (4)	940	227	–	803	–	1,970
LPR ceded derivative (5)	206	(16)	–	–	–	190
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(9,077)	(3,059)	–	(313)	–	(12,449)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(59)	–	–	–	(59)
Other liabilities:
Ceded MRBs (3)	(1,149)	(1,614)	–	–	–	(2,763)
Derivative liabilities, net	36	(124)	–	3	(51)	(136)

	For the Year Ended December 31, 2023
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other(1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,017	$(2)	$11	$1,345	$(21)	$6,350
State and municipal bonds	35	(4)	4	(30)	–	5
RMBS	1	–	–	5	(5)	1
CMBS	–	–	–	(4)	12	8
ABS	1,117	–	9	733	(383)	1,476
Hybrid and redeemable preferred
securities	34	–	–	(2)	16	48
Trading securities	568	17	–	(313)	–	272
Equity securities	153	(19)	–	(98)	–	36
Mortgage loans on real estate	487	(7)	5	(197)	–	288
Derivative investments, net	2	(13)	–	16	31	36
Other assets:
Ceded MRBs (3)	540	(266)	–	–	–	274
Indexed annuity ceded embedded
derivatives (4)	525	6	–	409	–	940
LPR ceded derivative (5)	212	(6)	–	–	–	206
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(4,783)	(3,193)	–	(1,101)	–	(9,077)
Other liabilities – ceded MRBs (3)	(246)	(903)	–	–	–	(1,149)
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Year Ended December 31, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,675	$(1,404)	$(6)	$(473)	$(30)	$(238)
RMBS	67	–	–	–	–	67
CMBS	99	(15)	–	–	–	84
ABS	2,287	(128)	(10)	(383)	(115)	1,651
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	171	(75)	(5)	(54)	(2)	35
Equity securities	14	(13)	–	–	–	1
Mortgage loans on real estate	2	(1)	(30)	(5)	–	(34)
Other investments – short-term investments	11	–	(16)	(17)	–	(22)
Other assets – indexed annuity ceded
embedded derivatives	130	–	–	160	–	290
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,541)	–	–	1,112	–	(429)
Derivative liabilities, net	4	–	–	–	–	4

	For the Year Ended December 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,646	$(371)	$(2)	$(576)	$(1)	$696
CMBS	19	–	–	–	–	19
ABS	1,438	(82)	–	(319)	(57)	980
Hybrid and redeemable preferred
securities	16	–	–	–	(4)	12
Trading securities	5	1	–	(24)	–	(18)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	(29)	(7)	–	(66)
Other investments – short-term investments	16	–	(3)	–	–	13
Other assets – indexed annuity ceded
embedded derivatives	134	–	–	669	–	803
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,137)	–	–	824	–	(313)
Other liabilities – derivative liabilities	4	–	(1)	–	–	3

	For the Year Ended December 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,030	$(269)	$(34)	$(371)	$(11)	$1,345
State and municipal bonds	–	(30)	–	–	–	(30)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	971	(2)	–	(230)	(6)	733
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(231)	–	(82)	–	(313)
Equity securities	1	(99)	–	–	–	(98)
Mortgage loans on real estate	5	–	–	(202)	–	(197)
Derivative investments, net	19	–	(3)	–	–	16
Other assets – indexed annuity ceded
embedded derivatives	404	–	–	5	–	409
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,113)	–	–	12	–	(1,101)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Investments:
Trading securities (1)	$2	$–	$8
Equity securities (1)	(5)	(1)	(16)
Mortgage loans on real estate (1)	(3)	–	(8)
Derivative investments, net (1)	(35)	(121)	1
MRBs, net (2)	197	904	1,071
Other assets – LPR ceded derivative (3)	13	(16)	(6)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(97)	(59)	–
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	915	1,061	(20)
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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(14)	$(23)	$(6)
State and municipal bonds	–	–	3
ABS	60	(2)	9
Hybrid and redeemable preferred
securities	1	3	1
Mortgage loans on real estate	3	2	4

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2025
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$828	$(137)	$691
RMBS	–	(69)	(69)
CMBS	–	(7)	(7)
ABS	81	(266)	(185)
Trading securities	38	(10)	28
Equity securities	54	(52)	2

	For the Year Ended December 31, 2024
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$29	$(186)	$(157)
State and municipal bonds	–	(5)	(5)
CMBS	–	(19)	(19)
ABS	45	(434)	(389)
Trading securities	3	–	3
Equity securities	5	(4)	1
Other investments – short-term investments	10	–	10
Liabilities
Other liabilities – derivative liabilities	–	(51)	(51)

	For the Year Ended December 31, 2023
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$158	$(179)	$(21)
RMBS	–	(5)	(5)
CMBS	12	–	12
ABS	8	(391)	(383)
Hybrid and redeemable preferred securities	16	–	16
Derivative investments	31	–	31

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2025, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2025:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$673	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	6.2%	1.4%
ABS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.1%	–	1.1%	1.1%
CMBS	41	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.9%	1.8%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.6%	–	1.9%	1.7%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,753	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.6%	1.3%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other assets:
Ceded MRBs (11)	19
Indexed annuity
ceded embedded
derivatives	2,482	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	202	Discounted cash flow	Lapse (3)	0.1%	–	2.4%	(10)
			Non-performance risk (6)	0.2%	–	1.6%	1.2%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(15,031)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,118)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.6%	1.3%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other liabilities – ceded
MRBs (11)	(2,884)

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

	As of December 31,
	2025	2024
Fair value	$199	$232
Aggregate contractual principal	231	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,636	$21,636	$22,139
Other investments	–	542	5,887	6,429	6,429
Policy loans	–	2,617	–	2,617	2,617

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(36,693)	$(36,693)	$(43,774)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Long-term debt	–	(1,476)	–	(1,476)	(1,426)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(31,132)	(31,132)	(31,132)

	As of December 31, 2024
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$19,523	$19,523	$20,940
Other investments	–	1,061	5,211	6,272	6,272
Policy loans	–	2,465	–	2,465	2,465

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(29,689)	$(29,689)	$(39,137)
Short-term debt	–	(24)	–	(24)	(24)
Long-term debt	–	(2,164)	–	(2,164)	(2,173)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(27,538)	(27,538)	(27,538)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on internal quality rating, maturity and future income. The ratings for mortgages in good standing are based on occupancy, debt-service coverage, LTV, and forecasted tenancy. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 3 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments, approximates fair value. Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also include FHLB stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value, and the investments in COLI, which are recorded at cash surrender value and not required to be included in the table above. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Policyholder Account Balances – Funding Agreements

The fair value of funding agreements issued under the FABN program is based on quoted market prices. The fair value of secured funding agreements issued under FABRs and funding agreements issued to FHLB is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of funding agreements are classified as Level 2 within the fair value hierarchy. For more information on funding agreements, see Note 11.

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

15. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain defined benefit pension plans in which certain agents are participants, and we participate in defined benefit pension plans that are sponsored by LNC for certain employees and non-employee directors. These defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We also sponsor other postretirement benefit plans that provide health care and life insurance to certain retired agents, and we participate in other postretirement benefit plans sponsored by LNC that provide health care and life insurance to certain retired employees. These retirement plans are not material to the Company’s results of operations, financial condition or cash flows for the three years ended December 31, 2025.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible agents that are administered in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. We also participate in defined contribution plans sponsored by LNC for eligible employees. Our expense for these plans was $105 million, $110 million and $114 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former agents. Certain current employees participate in non-qualified, unfunded, deferred compensation plans sponsored by LNC. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select LNC stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. Our expense for these plans was $50 million, $39 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 5.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2025	2024
Total liabilities (1)	$841	$769
Investments dedicated to fund liabilities (2)	287	258

(1) Reported in other liabilities on the Consolidated Balance Sheets.
(2) Reported in other assets on the Consolidated Balance Sheets.

16. Stock-Based Incentive Compensation Plans

Total compensation expense (in millions) by award type for stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stock options	$2	$5	$7
Performance shares	23	7	12
RSUs	51	49	40
Total	$76	$61	$59

Recognized tax benefit	$13	$10	$9

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2025.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of December 31, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

Kelly Grink v. Virtua Health and Lincoln National Corporation et al., No. 1:24-cv-09919, is a putative class action filed on October 18, 2024, in the U.S. District Court for the District of New Jersey. On March 7, 2025, plaintiffs filed an amended complaint which, inter alia, added an additional named plaintiff (Steven Molnar) and additional named defendants, including Lincoln Retirement Services Company, LLC, and

[The] Lincoln National Life Insurance Company. Plaintiffs Kelly Grink, Diane Trump and Steven Molnar are participants in Virtua Health’s defined contribution plans. Plaintiffs seek to represent all current and former participants or beneficiaries of Virtua’s 401(k) savings plan and 403(b) retirement program (together, the “Plans”) who invested in the Plans’ fixed annuity option in the six years prior to the filing of this lawsuit. Lincoln offers a fixed annuity investment option to plan participants through its group annuity contract with the Plans. Lincoln also provides recordkeeping and administration services to the Plans. Plaintiffs allege that the Virtua defendants acted in breach of their fiduciary duty including by maintaining the Plans’ investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior alternatives at substantially lower cost. Plaintiffs allege that the Lincoln defendants were at all relevant times fiduciaries to the Plans and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants including the disgorgement of any profits they received as a result of the alleged breaches of fiduciary duty, together with plaintiffs’ attorney’s fees and costs, prejudgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. On April 4, 2025, the Lincoln defendants filed a motion to dismiss. On December 3, 2025, the court granted the Lincoln defendants’ motion, dismissing the Lincoln defendants from the case without prejudice. On January 22, 2026, plaintiffs filed a consent motion to file a second amended complaint and did not include any Lincoln entities as defendants in this matter. Therefore, this matter is no longer pending against Lincoln.

Maria Laurino and Ricardo Miller v. The Valley Hospital and Lincoln National Corporation and The Lincoln National Life Insurance Company, et. al., No. 2:25-cv-15263, is a putative class action lawsuit filed on September 4, 2025 in the U.S. District Court for the District of New Jersey. Plaintiffs are participants in Valley Hospital Health System Partnership Plan (the “Plan”), which is the 401(k) defined contribution plan for The Valley Hospital and affiliated entities. Plaintiffs seek to represent all current and former participants and beneficiaries in the Plan since September 4, 2019. Lincoln offers a fixed annuity investment option to Plan participants through its group annuity contract with the Plan. Lincoln also provides recordkeeping and administration services to the Plan. Plaintiffs allege that The Valley Hospital defendants acted in breach of their fiduciary duty, including by maintaining the Plan’s investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior investment alternatives, and by participating in an alleged fiduciary breach by Lincoln. Plaintiffs allege that the Lincoln defendants were fiduciaries to the Plan and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants, including the disgorgement of profits, attorney’s fees and costs, pre-judgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. On December 18, 2025, plaintiffs filed an amended complaint and did not include any Lincoln entities as defendants in this matter. Therefore, this matter is no longer pending against Lincoln.

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

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $41 million and $59 million as of December 31, 2025 and 2024, respectively. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $83 million and $96 million as of December 31, 2025 and 2024, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of December 31, 2025 and 2024, nets to recoveries of $42 million and $37 million, respectively.

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of December 31, 2025, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

Commitments

Operating Leases

As of December 31, 2025 and 2024, we had operating lease ROU assets of $30 million and $49 million, respectively, and associated lease liabilities of $32 million and $49 million, respectively. The weighted-average discount rate was 3.8% and the weighted-average remaining lease term was three years and four years, respectively, as of December 31, 2025 and 2024. Operating lease expense for the years ended December 31, 2025, 2024 and 2023, was $30 million, $35 million and $41 million, respectively, and reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to operating leases:

	For the Years Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease
liabilities	$32	$31	$41

Supplemental Non-Cash Information
ROU assets obtained in exchange for new lease obligations	$1	$2	$–

Our future minimum lease payments (in millions) for operating leases as of December 31, 2025, were as follows:

2026	$15
2027	10
2028	8
2029	6
2030	1
Thereafter	–
Total future minimum lease payments	40
Less: Amount representing interest	8
Present value of minimum lease payments	$32

As of December 31, 2025, we had no leases that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2025 and 2024, we had $396 million and $511 million, respectively, of financing arrangements reported within other liabilities on the Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2025, were as follows:

2026	$229
2027	135
2028	26
2029	17
2030	12
Thereafter	10
Total future minimum lease payments	429
Less: Amount representing interest	33
Present value of minimum lease payments	$396

Vulnerability from Concentrations

As of December 31, 2025, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 3 and 7, respectively.

18. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(3,655)	$(3,532)	$(8,526)
Unrealized holding gains (losses)	1,827	(1,294)	2,122
Change in foreign currency exchange rate adjustment	417	(219)	178
Change in future contract benefits and policyholder account balances, net of reinsurance	(814)	1,189	638
Income tax benefit (expense)	(303)	64	(650)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(58)	(173)	(3,425)
Income tax benefit (expense)	12	36	719
Balance as of end-of-year	$(2,482)	$(3,655)	$(3,532)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$402	$249	$301
Unrealized holding gains (losses)	225	38	162
Change in foreign currency exchange rate adjustment	(411)	220	(169)
Income tax benefit (expense)	40	(54)	2
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	54	64	60
Income tax benefit (expense)	(11)	(13)	(13)
Balance as of end-of-year	$213	$402	$249
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$145	$1,069	$1,739
OCI before reclassification	(517)	(1,175)	(854)
Income tax benefit (expense)	111	251	184
Balance as of end-of-year	$(261)	$145	$1,069
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$795	$645	$790
OCI before reclassification	(261)	189	(187)
Income tax benefit (expense)	55	(39)	42
Balance as of end-of-year	$589	$795	$645
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(17)	$(16)	$(17)
OCI before reclassification	4	(1)	1
Income tax benefit (expense)	(1)	–	–
Balance as of end-of-year	$(14)	$(17)	$(16)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2025	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(71)	$(182)	$(4,014)	Realized gain (loss)
Associated change in future contract benefits	13	9	589	Benefits
Reclassification before income
tax benefit (expense)	(58)	(173)	(3,425)	Income (loss) before taxes
Income tax benefit (expense)	12	36	719	Federal income tax expense (benefit)
Reclassification, net of income tax	$(46)	$(137)	$(2,706)	Net income (loss)
Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$–	$(3)	$(1)	Net investment income
Foreign currency contracts	57	59	54	Net investment income
Foreign currency contracts	(3)	8	7	Realized gain (loss)
Reclassification before income
tax benefit (expense)	54	64	60	Income (loss) before taxes
Income tax benefit (expense)	(11)	(13)	(13)	Federal income tax expense (benefit)
Reclassification, net of income tax	$43	$51	$47	Net income (loss)
19. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. The accounting policies of the business segments and Other Operations are the same as those described in Note 1. Our business segments and Other Operations reflect the manner by which our CODM views and manages the business. Our CODM is the President. The following is a brief description of these segments and Other Operations.

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Year Ended December 31, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating Revenues (2)	$4,568	$4,916	$4,745	$1,337	$185	$15,751
Operating Expenses (3)
Benefits and policyholder liability
remeasurement	103	2,603	2,635	–	11	5,352
Interest credited	1,801	903	2	692	80	3,478
Commissions	1,291	326	501	115	5	2,238
General and administrative expenses	532	535	915	342	172	2,496
Interest and debt expense	–	–	–	–	146	146
Other (4)	(156)	330	136	16	3	329
Total operating expenses	3,571	4,697	4,189	1,165	417	14,039
Total federal income tax expense (benefit)	130	19	117	22	(49)	239
Total income (loss) from operations	867	200	439	150	(183)	1,473
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						1,175
Net life insurance product features, pre-tax						(80)
Credit loss-related adjustments, pre-tax						(134)
Investment gains (losses), pre-tax						(36)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						(452)
GLB rider fees ceded to LNBAR, pre-tax						(941)
Gains (losses) on other non-financial
assets, pre-tax (7)						(14)
Other items, pre-tax (8)(9)(10)(11)						(154)
Income tax benefit (expense) related to
the above pre-tax items						128
Total net income (loss)						$965

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
Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization; amortization of deferred loss on business sold through reinsurance and expenses associated with LOCs.
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

(5)    Includes changes in MRBs of $218 million; income allocated to support the cost of hedging or future benefits of $687 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $270 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(7)    Represents impairment of long-lived assets.
(8)    Includes certain legal accruals of $(9) million and regulatory accruals of $2 million.
(9)    Includes severance expense related to initiatives to realign the workforce of $(25) million.
(10)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(54) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(25) million related to the sale of the wealth management business and $(22) million related to Life Insurance segment persistency optimization.
(11)    Includes deferred compensation mark-to-market adjustment of $(21) million.

	For the Year Ended December 31, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating Revenues (2)	$4,549	$4,988	$1,088	$1,304	$149	$12,078
Operating Expenses (3)
Benefits and policyholder liability
remeasurement	143	2,732	(785)	–	6	2,096
Interest credited	1,538	909	6	675	32	3,160
Commissions	1,115	442	415	104	–	2,076
General and administrative expenses	495	554	870	340	182	2,441
Interest and debt expense	–	–	–	–	185	185
Other (4)	156	194	153	16	3	522
Total operating expenses	3,447	4,831	659	1,135	408	10,480
Total federal income tax expense (benefit)	172	13	90	20	(49)	246
Total income (loss) from operations	930	144	339	149	(210)	1,352
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						2,085
Net life insurance product features, pre-tax						(237)
Credit loss-related adjustments, pre-tax						(152)
Investment gains (losses), pre-tax						(311)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						203
GLB rider fees ceded to LNBAR, pre-tax						(933)
Gains (losses) on other non-financial
assets, pre-tax (7)						481
Other items, pre-tax (8)(9)(10)(11)						(144)
Income tax benefit (expense) related to
the above pre-tax items						(214)
Total net income (loss)						$2,130

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
(5)    Includes changes in MRBs of $929 million; income allocated to support the cost of hedging or future benefits of $676 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $480 million.
(6)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(7)    Relates to the sale of the wealth management business.
(8)    Includes certain legal accruals of $(18) million and regulatory accruals of $(12) million related to estimated state guaranty fund assessments net of estimated state premium tax recoveries associated with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies (see “State Guaranty Fund Assessments” in Note 17 for more information).
(9)    Includes severance expense related to initiatives to realign the workforce of $(74) million.
(10)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(29) million primarily related to the sale of the wealth management business.
(11)    Includes deferred compensation mark-to-market adjustment of $(11) million.

	For the Year Ended December 31, 2023
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,625	$6,362	$5,560	$1,290	$(778)	$15,059
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (3)	(1,506)	4,103	3,732	–	(871)	5,458
Interest credited	1,254	1,242	5	665	36	3,202
Commissions	972	577	446	87	–	2,082
General and administrative expenses	469	610	846	341	193	2,459
Interest and debt expense	–	–	–	–	190	190
Other (4)	517	18	155	17	4	711
Total operating expenses	1,706	6,550	5,184	1,110	(448)	14,102
Total federal income tax expense (benefit)	79	(62)	79	25	(76)	45
Total income (loss) from operations	840	(126)	297	155	(254)	912
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (5)						1,640
Net life insurance product features, pre-tax						187
Credit loss-related adjustments, pre-tax						(74)
Investment gains (losses), pre-tax						(4,080)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax						(22)
GLB rider fees ceded to LNBAR, pre-tax						(923)
Other items, pre-tax (6)(7)(8)(9)						(163)
Income tax benefit (expense) related to
the above pre-tax items						735
Total net income (loss)						$(1,788)

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
(5)    Includes changes in MRBs of $1,129 million; income allocated to support the cost of hedging or future benefits of $746 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $(235) million.
(6)    Includes certain legal accruals of $(120) million primarily attributable to a fourth quarter 2023 accrual related to the settlement of cost of insurance litigation.
(7)    Includes severance expense related to initiatives to realign the workforce of $(7) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(30) million related to the fourth quarter 2023 reinsurance transaction and $(4) million related to the sale of the wealth management business.
(9)    Includes deferred compensation mark-to-market adjustment of $(2) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Year Ended December 31, 2025
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$4,568	$4,916	$4,745	$1,337	$185	$15,751
Revenue adjustments from annuity and life
insurance product features	955	(101)	–	–	–	854
Credit loss-related adjustments	(26)	(17)	(3)	(18)	(70)	(134)
Investment gains (losses)	(3)	73	–	(4)	(102)	(36)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(231)	(120)	(77)	–	(24)	(452)
GLB rider fees ceded to LNBAR	(940)	–	–	(1)	–	(941)
Gains (losses) on other non-financial assets	–	–	–	–	(14)	(14)
Total revenues	$4,323	$4,751	$4,665	$1,314	$(25)	$15,028

(1)    Reflects the day one impact of the third quarter 2025 reinsurance transaction. For more information, see Note 7.

	For the Year Ended December 31, 2024
	Annuities	Life Insurance	Group Protection (1)	Retirement Plan Services	Other Operations	Total
Operating revenues	$4,549	$4,988	$1,088	$1,304	$149	$12,078
Revenue adjustments from annuity and life
insurance product features	1,175	(253)	–	–	–	922
Credit loss-related adjustments	(71)	(10)	(4)	(32)	(35)	(152)
Investment gains (losses)	(13)	9	(8)	(70)	(229)	(311)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	104	87	(10)	–	22	203
GLB rider fees ceded to LNBAR	(932)	–	–	(1)	–	(933)
Gains (losses) on other non-financial assets	–	–	–	–	481	481
Total revenues	$4,812	$4,821	$1,066	$1,201	$388	$12,288

(1)    Reflects the day one impact of the second quarter 2024 reinsurance transaction. For more information, see Note 7.

	For the Year Ended December 31, 2023
	Annuities (1)	Life Insurance	Group Protection	Retirement Plan Services	Other Operations (1)	Total
Operating revenues	$2,625	$6,362	$5,560	$1,290	$(778)	$15,059
Revenue adjustments from annuity and life
insurance product features	509	(411)	–	1	–	99
Credit loss-related adjustments	(14)	(49)	(4)	(1)	(6)	(74)
Investment gains (losses)	(78)	(3,867)	(6)	(35)	(94)	(4,080)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(76)	55	–	–	(1)	(22)
GLB rider fees ceded to LNBAR	(922)	–	–	(1)	–	(923)
Total revenues (1)	$2,044	$2,090	$5,550	$1,254	$(879)	$10,059

(1)    Includes ceded insurance premiums primarily related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.

Other business segment and Other Operations information (in millions) was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net Investment Income
Annuities	$2,048	$1,820	$1,744
Life Insurance	2,062	1,870	2,533
Group Protection	361	337	336
Retirement Plan Services	1,012	986	999
Other Operations	142	94	121
Total net investment income	$5,625	$5,107	$5,733

20. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Fixed maturity AFS securities: (1)
Gross gains	$31	$21	$627
Gross losses	(102)	(203)	(428)
Credit loss benefit (expense) (2)	(89)	(42)	(21)
Intent to sell impairments	–	–	(4,213)
Realized gain (loss) on equity securities (3)	(1)	18	(6)
Credit loss benefit (expense) on mortgage loans on
real estate (2)	(37)	(88)	(16)
Credit loss benefit (expense) on reinsurance-related assets (4)(5)	(5)	(20)	(35)
Realized gain (loss) on the mark-to-market on certain
instruments (6)(7)	(615)	(224)	(509)
Indexed product derivative results (8)	125	404	(232)
GLB rider fees ceded to LNBAR and attributed fees	(140)	(132)	(112)
Realized gain (loss) on other non-financial assets (9)	(14)	481	–
Other realized gain (loss)	101	61	11
Total realized gain (loss)	$(746)	$276	$(4,934)

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
(3) Includes mark-to-market adjustments on equity securities still held of $11 million, $21 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(5) Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.
(6) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities. See Note 7 for additional information.
(7) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(2) million, $7 million and $(11) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(8) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(9) For the year ended December 31, 2025, represents impairment of long-lived assets. For the year ended December 31, 2024, relates to the sale of the wealth management business (see Note 1 for additional information).

21. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Commissions	$2,238	$2,076	$2,082
General and administrative expenses	2,549	2,539	2,580
DAC and VOBA deferrals, net of amortization	(231)	(120)	(171)
Broker-dealer expenses	–	160	444
Taxes, licenses and fees	341	370	333
Expenses associated with reserve financing and LOCs	127	67	58
Specifically identifiable intangible asset and
other amortization	158	98	42
Transaction and integration costs related to
mergers, acquisitions and divestitures	25	29	34
Total	$5,207	$5,219	$5,402

22. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Current	$2	$(13)	$(255)
Deferred	101	465	(418)
Federal income tax expense (benefit)	$103	$452	$(673)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2025	Percent	2024	Percent	2023	Percent
Income (loss) before taxes	$1,068		$2,582		$(2,461)
Federal income tax expense (benefit) at
federal statutory rate	224	21%	542	21%	(517)	21%
Effect of:
Tax credits:
Foreign tax credits	(48)	(4%)	(36)	(1%)	(36)	1%
Other tax credits	(5)	0%	(3)	0%	(4)	0%
Nontaxable or nondeductible items:
Tax-preferred investment income (1)	(82)	(8%)	(32)	(1%)	(126)	5%
Share-based compensation expense	2	0%	3	0%	3	0%
Other nontaxable or nondeductible items	12	1%	12	0%	7	0%
Changes in unrecognized tax benefits	–	0%	(34)	(1%)	–	0%
Federal income tax expense (benefit)	$103	10%	$452	18%	$(673)	27%

(1) Relates primarily to separate account dividends eligible for the dividends-received deduction.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2025	2024
Current	$168	$338
Deferred	(418)	(217)
Total federal income tax asset (liability)	$(250)	$121

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2025	2024
Deferred Tax Assets
Net unrealized loss on fixed maturity AFS securities	$1,104	$1,486
Insurance liabilities and reinsurance-related balances	794	318
Compensation and benefit plans	211	197
Intangibles	14	17
Net unrealized loss on trading securities	17	30
Tax credits	206	141
Net operating losses	336	359
Capital losses	69	56
Deferred gain on reinsurance	348	375
Other	23	$–
Total deferred tax assets	$3,122	$2,979
Deferred Tax Liabilities
DAC and VOBA	$1,746	$1,774
Reinsurance-related embedded derivative assets	42	153
MRB-related activity	171	234
Investment activity	1,581	808
Other	–	227
Total deferred tax liabilities	$3,540	$3,196
Net deferred tax asset (liability)	$(418)	$(217)

As of December 31, 2025, we had $206 million of federal income tax credits, primarily related to foreign tax credits, that can be carried forward to 2030 through 2035. As of December 31, 2025, we had $1.6 billion of net operating losses to carry forward to future years. As of December 31, 2025, we had $329 million of capital losses to carry forward to future years. The net operating losses arose in tax years 2018, 2021, 2024 and 2025 and under the Tax Cuts and Jobs Act changes have an unlimited carryforward period. The capital losses arose in tax years 2023 and 2025 and can be carried back three years and forward five years. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income tax authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2021. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our 2014, 2015, 2016 and 2017 refund claims. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the gross unrecognized federal tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2025	2024
Balance as of beginning-of-year	$36	$76
Decreases for prior year tax positions	(4)	(40)
Increases for prior year tax positions	–	–
Balance as of end-of-year	$32	$36

As of December 31, 2025 and 2024, $32 million and $31 million, respectively, of our gross unrecognized federal tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits will decrease by $2 million by the end of 2026.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2025, 2024 and 2023, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2025 and 2024.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2025.

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends paid to LNC (in millions) below consist of all or a combination of the following entities: LNL, LLANY, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII. Effective October 1, 2025, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of Vermont III and Lincoln Reinsurance Company of Vermont V merged with and into Lincoln Reinsurance Company of Vermont IV.

	As of December 31,
	2025	2024
U.S. capital and surplus	$7,931	$7,306

	For the Years Ended December 31,
	2025	2024	2023
U.S. net gain (loss) from operations, after-tax	$(1,824)	$(3,192)	$(2,495)
U.S. net income (loss)	(181)	(2,283)	(2,924)
U.S. cash dividends to LNC	685	491	495

During 2024, we made a $929 million extraordinary dividend in the form of investments to LNC.

State Prescribed and Permitted Practices

The states of domicile for LNL and LLANY, Indiana and New York, respectively, have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP. These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. Also, the state of New York prescribes use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves and use of minimum reserve methods and assumptions for variable annuity and individual life insurance contracts that may be more conservative than those required by NAIC SAP. The statutory permitted practices allow accounting for certain derivative assets at amortized cost and allow determining certain indexed annuity and indexed universal life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance. The statutory permitted practices allow accounting for fixed income assets that support certain variable annuities at book value. The statutory accounting practices also allow accounting for certain group fixed annuity assets at general account balances.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2024. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2025 and 2024. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2025 and 2024. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2025	2024
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$(9)	$(3)
Conservative valuation rate on certain annuities	1	1
Calculation of reserves using continuous CARVM	1	1
Conservative Reg 213 reserves on variable annuity and individual life contracts	18	20
State Permitted Practices
Derivative instruments and equity indexed reserves	$(260)	$(232)
Fixed income assets at book value	259	–
Assets in group fixed annuity contracts held at general account balances	170	304
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	$–	$1,722
LLC notes and variable value surplus notes	1,192	1,320
Excess of loss reinsurance agreements	2,601	541

The NAIC has adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2025, the Company’s RBC ratio was in excess of four times the aforementioned company action level RBC.

We are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, LNL may pay dividends to LNC without prior approval of the Commissioner, only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary, LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect that we could pay dividends to LNC of approximately $800 million in 2026 without prior approval from the respective Commissioners of Insurance.

All payments of principal and interest on surplus notes must be approved by the respective Commissioners of Insurance.

24. Supplemental Disclosures of Cash Flow Information

The following summarizes our supplemental cash flow information (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Net cash paid (received) for:
Interest	$150	$197	$187
Income taxes	22	(352)	(110)
Non-cash transactions:
Establishment of funds withheld liability in connection with
a reinsurance transaction	(6)	(9,041)	(49)
Extraordinary dividend to LNC in the form of fixed maturity AFS
securities, mortgage loans on real estate and accrued investment income	–	(929)	–
Non-cash dividend to LNC for settlement of an inter-company
tax receivable	(207)	–	–
Net increase (decrease) in fixed maturity AFS securities, other investments and accrued investment income in connection with
reinsurance activity	(833)	792	(20,264)
Transition of FHLB lending program to FHLB funding agreements	1,465	–	–

25. Transactions with Affiliates

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Balance Sheets:

	As of December 31,
	2025	2024
Assets with affiliates:
Inter-company notes	$365	$905	Fixed maturity AFS securities
Assumed reinsurance contracts	1	1	Policy loans
			Deferred acquisition costs, value of business
Ceded net of assumed reinsurance contracts	(318)	(251)	acquired and deferred sales inducements
Accrued inter-company interest receivable	5	6	Accrued investment income
			Reinsurance recoverables, net of allowance
Ceded reinsurance contracts	20,847	20,468	for credit losses
			Deposit assets, net of allowance for
Ceded reinsurance contracts	9,642	7,896	credit losses
Ceded reinsurance contracts	449	415	Other assets
Cash management agreement	1,859	1,798	Other assets
Service agreement receivable	1	1	Other assets

Liabilities with affiliates:
Assumed reinsurance contracts	15	15	Future contract benefits
Assumed reinsurance contracts	332	344	Policyholder account balances
Cash management agreement	–	24	Short-term debt
Inter-company long-term debt	1,426	2,173	Long-term debt
Ceded reinsurance contracts	21,745	19,143	Funds withheld reinsurance liabilities
Ceded reinsurance contracts	2,477	2,547	Other liabilities
Accrued inter-company interest payable	2	5	Other liabilities
Service agreement payable	54	59	Other liabilities
Assumed/ceded reinsurance contracts	4,043	4,226	Other liabilities

Equity with affiliates:
Accumulated other comprehensive income –	931	1,267	Accumulated other comprehensive
assumed/ceded reinsurance contracts			income (loss)

The following summarizes transactions with affiliates (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2025	2024	2023
Revenues with affiliates:
Premiums and fees received on assumed (paid on
ceded) reinsurance contracts	$(2,263)	$(5,427)	$(498)	Insurance premiums and fee income
Fees for management of general account	(85)	(97)	(156)	Net investment income
Net investment income on ceded funds
withheld treaties	(242)	(260)	(238)	Net investment income
Net investment income on inter-company notes	44	63	65	Net investment income
Cash management agreement activity	69	59	11	Net investment income
Realized gains (losses) on ceded reinsurance
contracts:
Reinsurance-related settlements	9	305	1,717	Realized gain (loss)
Other gains (losses)	(341)	289	(9)	Realized gain (loss)
Amortization of deferred gain on reinsurance
contracts	183	167	17	Other revenues
Other revenues	(714)	(475)	(171)	Other revenues

Benefits and expenses with affiliates:
(Recoveries) benefits on ceded reinsurance
contracts	(2,580)	(5,844)	(507)	Benefits
Interest credited on assumed reinsurance contracts
(interest recoveries on ceded reinsurance contracts)	(222)	(229)	12	Interest credited
Market risk benefit (gain) loss
on ceded reinsurance contracts	149	1,740	1,129	Market risk benefit (gain) loss
Policyholder liability remeasurement (gain) loss				Policyholder liability remeasurement
on ceded reinsurance contracts	92	209	–	(gain) loss
Ceded reinsurance contracts	(159)	(76)	(13)	Commissions and other expenses
Amortization of deferred loss on reinsurance contracts
contracts	15	5	–	Commissions and other expenses
Service agreement payments (receipts)	(6)	(7)	(17)	Commissions and other expenses
Interest expense on inter-company debt	118	146	148	Interest and debt expense

Inter-Company Notes

LNC issues inter-company notes to us for a predetermined face value to be repaid by LNC at a predetermined maturity with a specified interest rate.

Cash Management Agreement

In order to manage our capital more efficiently, we participate in an inter-company cash management program where LNC can lend to or borrow from us to meet short-term borrowing needs. The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. LNL is currently subject to a borrowing and lending limit of 3% of our admitted assets as of December 31, 2025. LLANY may borrow from LNC less than 2% of its admitted assets as of December 31, 2025, but may not lend any amounts to LNC.

Service Agreements

In accordance with service agreements with LNC and other subsidiaries of LNC for personnel and facilities usage, general management services and investment management services, we receive services from and provide services to affiliated companies and receive an allocation of corporate overhead. Corporate overhead expenses are allocated based on specific methodologies for each function. The majority of the expenses are allocated based on the following methodologies: headcount, investments by product, account balances, weighted policies in force and sales.

Ceded Reinsurance Contracts

As discussed in Note 7, we cede insurance contracts to LNBAR and LPINE. We cede certain guaranteed benefit risks (including certain GDB and GLB benefits) to LNBAR and certain group protection and fixed annuity products as well as the flow of new level term life insurance policies to LPINE.

Substantially all reinsurance ceded to affiliated and subsidiary companies is with either a reciprocal jurisdiction reinsurer or unauthorized companies. To take reserve credit for such reinsurance: the reinsurer holds assets in trust for our potential benefit; we hold assets from the reinsurer, including funds withheld under reinsurance treaties; and/or we are the beneficiary of LOCs that are obtained by the affiliate reinsurer and issued by banks. See Note 13 for additional information on our credit facility, which allows for borrowing or issuances of LOCs.

Tax Sharing Agreement

We participate in a tax sharing agreement with LNC, as described in Note 1. As of December 31, 2025 and 2024, we had a receivable due from LNC of $62 million and $14 million, respectively, for federal income taxes under the tax sharing agreement, which is included in other assets on the Consolidated Balance Sheets.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 68 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the quarter ended December 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The table below reflects the total fees by category of work (in millions) that Ernst & Young received for professional services rendered:

	For the Years Ended December 31,
	2025		2024
		% of		% of
	Expense	Total Fees	Expense	Total Fees
Audit fees (1)	$14.3	94%	$12.4	90%
Audit-related fees (2)	0.9	6%	1.4	10%
Tax fees (3)	–	0%	–	0%
All other fees	–	0%	–	0%
Total fees	$15.2	100%	$13.8	100%

(1) Fees for audit services include fees and expenses associated with the annual audit, the reviews of our interim financial statements included in quarterly reports on Form 10-Q, accounting consultations directly associated with the audit and services normally provided in connection with statutory and regulatory filings.
(2) Audit-related services principally include employee benefit plan audits, service auditor reports on internal controls, due diligence procedures in connection with acquisitions and dispositions and accounting consultations not directly associated with the audit or quarterly reviews.
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

(a) (1) Financial Statements

The following Consolidated Financial Statements of The Lincoln National Life Insurance Company are included in Part II – Item 8:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholder’s Equity – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

 (a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.
(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 179, which is incorporated herein by reference.

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: March 12, 2026	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2026.

Signature	Title

/s/ Ellen G. Cooper	President and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Christopher Neczypor	Executive Vice President, Chief Financial Officer and Director
Christopher Neczypor	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President, Chief Accounting Officer and Treasurer
Adam Cohen	(Principal Accounting Officer)

/s/ Craig T. Beazer	Director
Craig T. Beazer

/s/ John G. Morriss	Director
John G. Morriss

/s/ Eric B. Wilmer	Director
Eric B. Wilmer

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates” on page 40 for more detail on items contained within these schedules.

FS -	1

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2025
	Cost or	Fair	Carrying
Type of Investment	Amortized Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$890	$867	$867
Foreign government bonds	256	223	223
State and municipal bonds	2,161	1,965	1,965
Public utilities	11,161	10,118	10,118
All other corporate bonds	57,318	53,605	53,605
Mortgage-backed and asset-backed securities	20,828	20,566	20,566
Hybrid and redeemable preferred securities	228	242	242
Total fixed maturity available-for-sale securities	92,842	87,586	87,586

Equity Securities
Common stocks:
Banks, trusts and insurance companies	153	163	163
Industrial, miscellaneous and all other	222	220	220
Non-redeemable preferred securities	250	246	246
Total equity securities	625	629	629

Trading securities	1,743	1,660	1,660
Mortgage loans on real estate (2)	22,552	21,835	22,338
Policy loans	2,617	N/A	2,617
Derivative investments (3)	1,418	9,945	9,945
Other investments	7,812	7,812	7,812
Total investments	$129,609		$132,587

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
(3) Derivative investment assets cost was offset by $380 million and fair value was offset by $60 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

FS -	2

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
					Insurance
	DAC	Future		Policyholder	Premiums
	and	Contract	Unearned	Account	and
Business Segments and Other Operations	VOBA	Benefits	Premiums (1)	Balances	Fee Income

	As of or For the Year Ended December 31, 2025
Annuities	$4,570	$2,052	$–	$68,770	$2,305
Life Insurance	7,402	24,789	–	35,892	2,862
Group Protection (2)	178	6,443	–	–	4,367
Retirement Plan Services	247	–	–	23,843	295
Other Operations	7	9,076	–	7,399	23
Total	$12,404	$42,360	$–	$135,904	$9,852

	As of or For the Year Ended December 31, 2024
Annuities	$4,365	$2,018	$–	$61,208	$2,298
Life Insurance	7,449	22,817	–	36,485	3,117
Group Protection (2)	136	6,209	–	–	636
Retirement Plan Services	246	–	–	23,619	286
Other Operations	–	8,958	–	4,506	15
Total	$12,196	$40,002	$–	$125,818	$6,352

	As of or For the Year Ended December 31, 2023
Annuities (2)	$4,304	$2,090	$–	$54,471	$432
Life Insurance	7,485	22,049	–	37,035	3,812
Group Protection	154	6,282	–	–	5,014
Retirement Plan Services	244	–	–	23,784	255
Other Operations (2)	–	9,753	–	5,026	(929)
Total	$12,187	$40,174	$–	$120,316	$8,584

(1) Unearned premiums are included in Column C, future contract benefits.
(2) See Note 7 for additional information.

FS -	3

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Business Segments and Other Operations	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2025
Annuities	$2,048	$1,921	$489	$1,188	$–
Life Insurance	2,062	3,444	495	751	–
Group Protection (1)	361	2,781	97	1,455	–
Retirement Plan Services	1,012	692	19	454	–
Other Operations	142	91	–	405	–
Total	$5,625	$8,929	$1,100	$4,253	$–

	As of or For the Year Ended December 31, 2024
Annuities	$1,820	$1,680	$437	$1,338	$–
Life Insurance	1,870	3,543	492	699	–
Group Protection (1)	337	(676)	114	1,324	–
Retirement Plan Services	986	675	19	441	–
Other Operations	94	38	–	540	–
Total	$5,107	$5,260	$1,062	$4,342	$–

	As of or For the Year Ended December 31, 2023
Annuities (1)	$1,744	$(254)	$443	$1,522	$–
Life Insurance	2,533	4,626	484	703	–
Group Protection	336	4,025	100	1,347	–
Retirement Plan Services	999	665	18	426	–
Other Operations (1)	121	(832)	–	549	–
Total	$5,733	$8,230	$1,045	$4,547	$–

(1) See Note 7 for additional information.

FS -	4

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2025
Individual life insurance in-force (1)	$2,059,134	$1,287,467	$2,467	$774,134	0.3%
Premiums:
Annuities and life insurance (2)	10,547	3,410	32	7,169	0.4%
Accident and health insurance (3)	3,838	1,157	2	2,683	0.1%
Total premiums	$14,385	$4,567	$34	$9,852

	As of or For the Year Ended December 31, 2024
Individual life insurance in-force (1)	$2,050,683	$1,111,175	$7,161	$946,669	0.8%
Premiums:
Annuities and life insurance (2) (3)	10,502	3,247	87	7,342	1.2%
Accident and health insurance	3,550	4,543	3	(990)	(0.3)%
Total premiums	$14,052	$7,790	$90	$6,352

	As of or For the Year Ended December 31, 2023
Individual life insurance in-force (1)	$2,071,893	$1,134,476	$7,739	$945,156	0.8%
Premiums:
Annuities and life insurance (2)	10,249	5,132	87	5,204	1.7%
Accident and health insurance	3,412	36	4	3,380	0.1%
Total premiums	$13,661	$5,168	$91	$8,584

(1) Includes Group Protection segment and Other Operations in-force amounts.
(2) Includes insurance fees on universal life and other interest-sensitive products.
(3) See Note 7 for additional information.

FS -	5