Form 10-Q
period 2026-03-31
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2026-05-13
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
OR
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

As of May 13, 2026, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The Lincoln National Life Insurance Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2026 - $94,635; 2025 - $92,842; allowance for credit losses: 2026 - $111; 2025 - $110)	$88,329	$87,586
Trading securities	1,537	1,660
Equity securities	469	629
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2026 - $198; 2025 - $199)	22,692	22,338
Policy loans	2,597	2,617
Derivative investments	8,336	9,945
Other investments	8,475	7,812
Total investments	132,435	132,587
Cash and invested cash	5,705	7,946
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,677	12,637
Reinsurance recoverables, net of allowance for credit losses	48,401	48,607
Deposit assets, net of allowance for credit losses	35,058	34,819
Market risk benefit assets	4,303	4,753
Accrued investment income	1,054	1,013
Goodwill	1,144	1,144
Other assets	9,577	9,394
Separate account assets	172,043	180,092
Total assets	$422,397	$432,992
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$135,349	$135,904
Future contract benefits	41,957	42,360
Funds withheld reinsurance liabilities	30,944	30,930
Market risk benefit liabilities	1,127	1,118
Deferred front-end loads	7,822	7,605
Payables for collateral on investments	6,556	7,953
Short-term debt	117	–
Long-term debt	1,426	1,426
Other liabilities	13,272	13,618
Separate account liabilities	172,043	180,092
Total liabilities	410,613	421,006

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	14,046	14,041
Retained earnings (deficit)	(463)	(100)
Accumulated other comprehensive income (loss)	(1,799)	(1,955)
Total stockholder’s equity	11,784	11,986
Total liabilities and stockholder’s equity	$422,397	$432,992

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Insurance premiums	$1,602	$1,627
Fee income	1,147	1,136
Net investment income	1,473	1,347
Realized gain (loss)	366	(248)
Other revenues	53	75
Total revenues	4,641	3,937
Expenses
Benefits	1,735	1,769
Policyholder liability remeasurement (gain) loss	(27)	(25)
Interest credited	936	823
Market risk benefit (gain) loss	711	618
Commissions and other expenses	1,405	1,303
Interest and debt expense	26	40
Total expenses	4,786	4,528
Income (loss) before taxes	(145)	(591)
Federal income tax expense (benefit)	(52)	(152)
Net income (loss)	(93)	(439)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(324)	185
Market risk benefit non-performance risk gain (loss)	441	318
Policyholder liability discount rate remeasurement gain (loss)	39	(79)
Total other comprehensive income (loss), net of tax	156	424
Comprehensive income (loss)	$63	$(15)

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Common Stock
Balance as of beginning-of-year	$14,041	$13,015
Stock compensation/issued for benefit plans	5	24
Balance as of end-of-period	14,046	13,039

Retained Earnings (Deficit)
Balance as of beginning-of-year	(100)	(173)
Net income (loss)	(93)	(439)
Dividends paid to Lincoln National Corporation	(270)	(230)
Balance as of end-of-period	(463)	(842)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(1,955)	(2,330)
Other comprehensive income (loss), net of tax	156	424
Balance as of end-of-period	(1,799)	(1,906)
Total stockholder’s equity as of end-of-period	$11,784	$10,291

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(93)	$(439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(366)	248
Market risk benefit (gain) loss	711	618
Sales and maturities (purchases) of trading securities, net	103	58
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	178	147
Accrued investment income	(25)	(14)
Insurance liabilities and reinsurance-related balances	173	(214)
Accrued expenses	(66)	(214)
Federal income tax accruals	(52)	(152)
Cash management agreement	(286)	(124)
Other	30	(171)
Net cash provided by (used in) operating activities	307	(257)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(4,828)	(3,516)
Sales of available-for-sale securities and equity securities	379	8
Maturities of available-for-sale securities	2,551	2,674
Purchases of other investments	(412)	(388)
Sales and repayments of other investments	265	201
Issuance of mortgage loans on real estate	(1,384)	(919)
Repayment and maturities of mortgage loans on real estate	811	502
Repayment (issuance) of policy loans, net	19	(54)
Net change in collateral on investments, certain derivatives and related settlements	(945)	(815)
Other	(31)	(76)
Net cash provided by (used in) investing activities	(3,575)	(2,383)
Cash Flows from Financing Activities
Issuance (payment) of short-term debt	117	161
Payment related to sale-leaseback transactions	(1)	(2)
Payment related to certain financing arrangements	(15)	(14)
Policyholder account balances:
Deposits	4,944	4,431
Withdrawals	(3,227)	(3,123)
Transfers from (to) separate accounts, net	(497)	(73)
Common stock issued for benefit plans	(24)	(6)
Dividends paid to Lincoln National Corporation	(270)	(230)
Net cash provided by (used in) financing activities	1,027	1,144
Net increase (decrease) in cash and invested cash	(2,241)	(1,496)
Cash and invested cash as of beginning-of-year	7,946	4,505
Cash and invested cash as of end-of-period	$5,705	$3,009
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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2025 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts presented in the consolidated financial statements for the prior period in this report have been reclassified to conform to the presentation adopted in the current year.

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

2. New Accounting Standards

Future Adoption of Accounting Standards

The following table provides a description of future adoptions of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).
		January 1, 2028	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,566	$599	$6,195	$38	$62,932
U.S. government bonds	950	5	36	–	919
State and municipal bonds	2,151	27	235	–	1,943
Foreign government bonds	240	15	53	–	202
RMBS	1,995	39	118	6	1,910
CMBS	2,682	9	100	–	2,591
ABS	17,830	93	249	66	17,608
Hybrid and redeemable preferred securities	221	11	7	1	224
Total fixed maturity AFS securities	$94,635	$798	$6,993	$111	$88,329

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,479	$837	$5,540	$53	$63,723
U.S. government bonds	890	9	32	–	867
State and municipal bonds	2,161	35	231	–	1,965
Foreign government bonds	256	17	50	–	223
RMBS	2,034	45	108	6	1,965
CMBS	2,493	17	87	–	2,423
ABS	16,301	137	210	50	16,178
Hybrid and redeemable preferred securities	228	21	6	1	242
Total fixed maturity AFS securities	$92,842	$1,118	$6,264	$110	$87,586

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$5,000	$4,951
Due after one year through five years	19,802	19,441
Due after five years through ten years	12,891	12,445
Due after ten years	34,435	29,383
Subtotal	72,128	66,220
Structured securities (RMBS, CMBS, ABS)	22,507	22,109
Total fixed maturity AFS securities	$94,635	$88,329

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2026
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$15,612	$1,403	$28,813	$4,792	$44,425	$6,195
U.S. government bonds	546	31	36	5	582	36
State and municipal bonds	257	19	919	216	1,176	235
Foreign government bonds	8	1	122	52	130	53
RMBS	401	11	732	107	1,133	118
CMBS	893	15	940	85	1,833	100
ABS	8,706	75	2,855	174	11,561	249
Hybrid and redeemable
preferred securities	39	1	54	6	93	7
Total fixed maturity AFS securities	$26,462	$1,556	$34,471	$5,437	$60,933	$6,993

Total number of fixed maturity AFS securities in an unrealized loss position						7,002

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,529	$1,225	$30,458	$4,315	$38,987	$5,540
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	143	26	944	205	1,087	231
Foreign government bonds	6	1	135	49	141	50
RMBS	154	7	803	101	957	108
CMBS	408	8	956	79	1,364	87
ABS	3,354	30	3,105	180	6,459	210
Hybrid and redeemable
preferred securities	17	1	54	5	71	6
Total fixed maturity AFS securities	$13,038	$1,325	$36,491	$4,939	$49,529	$6,264

Total number of fixed maturity AFS securities in an unrealized loss position						5,738

(1) As of March 31, 2026, and December 31, 2025, we recognized $4 million and $12 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2026
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,501	$1,040	567
Six months or greater, but less than nine months	904	449	209
Nine months or greater, but less than twelve months	298	161	56
Twelve months or greater	4,733	2,180	858
Total	$9,436	$3,830	1,690

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,318	$829	441
Six months or greater, but less than nine months	337	159	60
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	4,985	2,089	889
Total	$7,942	$3,196	1,489

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $729 million for the three months ended March 31, 2026. As discussed further below, we do not believe the unrealized loss position as of March 31, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2026, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2026, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2026, and December 31, 2025, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2026, and December 31, 2025, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $3.0 billion, respectively, and a fair value of $2.8 billion and $2.9 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2026, and December 31, 2025, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2026, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2026, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended March 31, 2026
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$53	$6	$50	$1	$110
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	–	–	2
Additions (reductions) for securities for which
credit losses were previously recognized	7	–	18	–	25
Reductions for disposed securities	(1)	–	(2)	–	(3)
Reductions for securities charged off	(23)	–	–	–	(23)
Balance as of end-of-period (2)	$38	$6	$66	$1	$111

	As of or For the Three Months Ended March 31, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	7	–	7	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	2	(1)	12	–	13
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$23	$6	$43	$1	$73

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2026 and 2025, accrued investment income on fixed maturity AFS securities totaled $846 million and $802 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $1 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2026			As of December 31, 2025
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,468	$4,992	$22,460	$17,506	$4,628	$22,134
30 to 59 days past due	3	89	92	1	93	94
60 to 89 days past due	–	29	29	5	34	39
90 or more days past due	36	168	204	35	144	179
Allowance for credit losses	(115)	(64)	(179)	(112)	(69)	(181)
Unamortized premium (discount)	(9)	126	117	(9)	115	106
Mark-to-market gains (losses) (1)	(32)	1	(31)	(33)	–	(33)
Total carrying value	$17,351	$5,341	$22,692	$17,393	$4,945	$22,338

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of March 31, 2026, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $19 million, respectively. As of December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $20 million, respectively. As of March 31, 2026, and December 31, 2025, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 12.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of March 31, 2026	As of December 31, 2025
Commercial mortgage loans on real estate	$6	$5
Residential mortgage loans on real estate	172	148
Total	$178	$153

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2026
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2026	$426	1.64	$30	1.38	$1	1.61	$457
2025	1,331	1.81	165	1.41	11	1.20	1,507
2024	1,488	1.68	58	1.41	1	2.06	1,547
2023	1,287	1.87	32	1.39	1	1.17	1,320
2022	1,644	2.23	65	1.64	3	1.21	1,712
2021 and prior	10,861	2.73	85	2.35	9	1.60	10,955
Total	$17,037		$435		$26		$17,498

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,497	1.68	66	1.41	1	2.01	1,564
2023	1,310	1.87	33	1.38	1	1.17	1,344
2022	1,703	2.20	76	1.59	5	1.83	1,784
2021	2,190	3.65	37	1.70	26	4.36	2,253
2020 and prior	9,014	2.53	46	1.38	18	1.86	9,078
Total	$17,036		$440		$62		$17,538

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2026
	Performing	Nonperforming	Total
Origination Year
2026	$393	$1	$394
2025	1,810	11	1,821
2024	1,651	74	1,725
2023	419	21	440
2022	406	35	441
2021 and prior	553	30	583
Total	$5,232	$172	$5,404

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended March 31, 2026
	Commercial	Residential	Total
Balance as of beginning-of-year	$112	$69	$181
Additions (reductions) from provision for credit loss
expense (1)	3	(5)	(2)
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$115	$64	$179

	As of or For the Three Months Ended March 31, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$56	$153

(1) We recognized less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2026 and 2025.
(2) Accrued investment income on mortgage loans on real estate totaled $113 million and $101 million as of March 31, 2026 and 2025, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2026, and December 31, 2025, alternative investments included investments in 360 and 364 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(9)
RMBS	–	1
ABS	(16)	(19)
Total credit loss benefit (expense)	$(24)	$(27)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$6,373	$6,373	$7,808	$7,808
Securities pledged under securities lending agreements (2)	183	177	145	139
Investments pledged for FHLB lending program (3)	–	–	–	–
Total payables for collateral on investments	$6,556	$6,550	$7,953	$7,947

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2026, and December 31, 2025, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Collateral payable for derivative investments	$(1,435)	$(1,635)
Securities pledged under securities
lending agreements	38	10
Securities pledged under repurchase agreements	–	57
Investments pledged for FHLB lending program	–	(150)
Total increase (decrease) in payables for
collateral on investments	$(1,397)	$(1,718)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2026
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$175	$–	$–	$–	$175
Foreign government bonds	4	–	–	–	4
Equity securities	4	–	–	–	4
Total gross secured borrowings	$183	$–	$–	$–	$183

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2026, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2026, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.6 billion, and we had re-pledged $31 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, funding agreements issued pursuant to funding agreement backed repurchase agreements (“FABRs”), membership obligations with the FHLB and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Funding Agreements” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of March 31, 2026	As of December 31, 2025
Fixed maturity AFS securities	$3,639	$3,577
Trading securities	14	14
Equity securities	4	10
Mortgage loans on real estate	1,666	1,217
Other investments	5	20
Cash and invested cash	321	63
Total assets pledged as collateral	$5,649	$4,901

Investment Commitments

As of March 31, 2026, our investment commitments were $4.3 billion, which included $3.0 billion of limited partnerships (“LPs”), $831 million of mortgage loans on real estate, $284 million of private placement securities and $210 million of asset-backed variable interest entities (“VIEs”).

Concentrations of Financial Instruments

As of March 31, 2026, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the U.S. Treasury with a fair value of $1.2 billion and $899 million, respectively, or 1% of total investments. As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and White Chapel V LLC with a fair value of $1.2 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2026, and December 31, 2025, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $15.9 billion and $16.2 billion, respectively, or 12% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.0 billion, or 8% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of March 31, 2026			As of December 31, 2025
	Number of Instruments	Notional/Par Amounts	Carrying Value	Number of Instruments	Notional/Par Amounts	Carrying Value
Assets
Asset-backed VIE	1	$390	$390	1	$210	$210

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.5 billion as of March 31, 2026, and December 31, 2025.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIE, and we do not receive all of the economics of the VIE. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $161 million and $135 million as of March 31, 2026, and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2026			As of December 31, 2025
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,570	$8	$10	$1,300	$12	$7
Foreign currency contracts (1)	4,974	472	87	4,922	380	125
Total cash flow hedges	6,544	480	97	6,222	392	132
Fair value hedges:
Interest rate contracts (1)	417	1	–	417	1	–
Foreign currency contracts (1)	25	–	1	25	–	2
Total fair value hedges	442	1	1	442	1	2
Non-Qualifying Hedges
Interest rate contracts (1)	88,019	124	326	84,814	64	321
Foreign currency contracts (1)	322	14	3	289	12	4
Equity market contracts (1)	163,576	12,886	4,845	238,134	15,560	5,685
Credit contracts (1)	239	–	–	17	–	–
LPR ceded derivative (2)	–	169	–	–	202	–
Embedded derivatives:
Reinsurance-related (3)	–	536	–	–	202	–
RILA, fixed indexed annuity
and IUL contracts (4)	–	2,471	13,444	–	2,482	15,115
Total derivative instruments	$259,142	$16,681	$18,716	$329,918	$18,915	$21,259

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2026
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$18,494	$26,227	$16,603	$26,882	$1,800	$90,006
Foreign currency contracts (2)	218	1,657	1,627	1,777	42	5,321
Equity market contracts	95,838	55,709	9,887	6	2,136	163,576
Credit contracts	–	110	129	–	–	239
Total derivative instruments
with notional amounts	$114,550	$83,703	$28,246	$28,665	$3,978	$259,142

(1) As of March 31, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 25, 2030.
(2) As of March 31, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value(1)	$642	$645	$19	$21

(1) Includes $21 million of unamortized adjustments from discontinued hedges as of March 31, 2026, and December 31, 2025.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$213	$402
Other comprehensive income (loss):
Unrealized holding gains (losses):
Cash flow hedges:
Interest rate contracts	(7)	13
Foreign currency contracts	69	168
Change in foreign currency exchange rate adjustment	76	(153)
Income tax benefit (expense)	(29)	(6)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	15
Foreign currency contracts (2)	1	3
Income tax benefit (expense)	(3)	(4)
Balance as of end-of-period	$309	$410

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$366	$1,473	$1,735	$(248)	$1,347	$1,769

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(1)	–	–	11	–
Derivatives designated as hedging
instruments	–	1	–	–	(11)	–
Foreign currency contracts:
Hedged items	–	(1)	–	–	1	–
Derivatives designated as hedging
instruments	–	1	–	–	(1)	–
Gain or (loss) on cash flow hedging
relationships:
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	15	–	3	15	–

Non-Qualifying Hedges
Interest rate contracts	27	–	–	82	–	–
Foreign currency contracts	1	–	–	(1)	–	–
Equity market contracts	(943)	–	–	(1,109)	–	–
Credit contracts	–	–	–	1	–	–
LPR ceded derivative	–	–	33	–	–	–
Embedded derivatives:
Reinsurance-related	269	–	–	(195)	–	–
RILA, fixed indexed annuity
and IUL contracts	1,552	–	–	1,624	–	–

As of March 31, 2026, $64 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the three months ended March 31, 2026 and 2025, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2026, and December 31, 2025, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2026, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2026, or December 31, 2025.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2026		As of December 31, 2025
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,072	$(94)	$2,867	$(3)
A+	3,836	(182)	4,613	(15)
A	43	–	64	–
A-	401	–	240	–
Total cash collateral	$6,352	$(276)	$7,784	$(18)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2026
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,316	$3,007	$16,323
Gross amounts offset	(4,980)	–	(4,980)
Net amount of assets	8,336	3,007	11,343
Gross amounts not offset:
Cash collateral	(6,352)	–	(6,352)
Non-cash collateral (1)	(1,984)	–	(1,984)
Net amount	$–	$3,007	$3,007

Financial Liabilities
Gross amount of recognized liabilities	$291	$13,444	$13,735
Gross amounts offset	(188)	–	(188)
Net amount of liabilities	103	13,444	13,547
Gross amounts not offset:
Cash collateral(2)	(103)	–	(103)
Net amount	$–	$13,444	$13,444

(1) Excludes excess non-cash collateral received of $930 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess cash collateral pledged of $173 million and excess non-cash collateral pledged of $344 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2026	As of December 31, 2025

DAC, VOBA and DSI
Variable Annuities	$4,267	$4,240
Fixed Annuities	504	477
Traditional Life	1,176	1,208
UL and Other	6,232	6,219
Group Protection	179	178
Retirement Plan Services	310	308
Other Operations	9	7
Total DAC, VOBA and DSI	$12,677	$12,637

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31, 2026	As of December 31, 2025

DFEL
Variable Annuities	$280	$282
UL and Other	7,485	7,266
Other Operations (1)	57	57
Total DFEL	$7,822	$7,605

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $57 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.

The following tables summarize the changes in DAC (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$4,107	$452	$1,180	$5,864	$178	$247
Business acquired (sold) through
reinsurance	–	–	–	(1)	–	–
Deferrals	141	45	3	104	29	6
Amortization	(111)	(17)	(33)	(81)	(28)	(5)
Balance as of end-of-period	$4,137	$480	$1,150	$5,886	$179	$248

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	–	–	13	–
Deferrals	135	11	22	87	33	5
Amortization	(99)	(16)	(36)	(77)	(14)	(5)
Balance as of end-of-period	$3,995	$388	$1,280	$5,764	$168	$246

DAC amortization expense of $275 million and $247 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Three Months Ended March 31, 2026
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$11	$28	$330
Amortization	–	(2)	(9)
Balance as of end-of-period	$11	$26	$321

	As of or For the Three Months Ended March 31, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Amortization	–	(2)	(9)
Balance as of end-of-period	$13	$33	$357

VOBA amortization expense of $11 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for each of the three months ended March 31, 2026 and 2025. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$133	$14	$25	$61
Deferrals	–	–	–	1
Amortization	(3)	(1)	–	–
Balance as of end-of-period	$130	$13	$25	$62

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	–	–	–	4
Amortization	(3)	(2)	–	–
Balance as of end-of-period	$142	$15	$26	$46

DSI amortization expense of $4 million and $5 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Three Months Ended March 31, 2026		As of or For the Three Months Ended March 31, 2025
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$282	$7,266	$293	$6,406
Deferrals	4	314	4	279
Amortization	(6)	(95)	(7)	(98)
Balance as of end-of-period	280	7,485	290	6,587
Less: reinsurance recoverables	–	2,594	–	2,456
Balance as of end-of-period, net of reinsurance	$280	$4,891	$290	$4,131

DFEL amortization of $101 million and $105 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

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

The Initial LPINE Treaty was structured as coinsurance with funds withheld. As significant insurance risk was transferred for the block of group protection products, amounts recoverable from LPINE were $3.6 billion and $3.9 billion as of March 31, 2026, and December 31, 2025, respectively. We reported a deferred loss of $36 million and $37 million as of March 31, 2026, and December 31, 2025, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $10.1 billion and $9.6 billion as of March 31, 2026, and December 31, 2025, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $13.7 billion in support of reserves associated with the Initial LPINE Treaty, as amended, in a funds withheld arrangement as of March 31, 2026, and December 31, 2025, which consisted of the following (in millions):

	As of March 31, 2026	As of December 31, 2025

Fixed maturity AFS securities	$11,328	$11,272
Mortgage loans on real estate	2,110	2,115
Derivative investments	171	218
Accrued investment income	128	118
Total	$13,737	$13,723

Effective January 1, 2025, we entered into a second treaty with LPINE to cede the flow of new level term life insurance policies. Additionally, effective January 1, 2026, we entered into a third treaty with LPINE to cede the flow of executive benefits policies.

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that was structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.4 billion and $14.1 billion as of March 31, 2026, and December 31, 2025, respectively. We reported a deferred gain on the transaction of $3.9 billion as of March 31, 2026, and December 31, 2025. We amortized $46 million and $45 million of the deferred gain during the three months ended March 31, 2026 and 2025, respectively. We held other investments and cash and invested cash with a carrying value of $1.3 billion and $1.5 billion as of March 31, 2026, and December 31, 2025, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $13.0 billion and $12.8 billion as of March 31, 2026, and December 31, 2025, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of March 31, 2026, and December 31, 2025.

The agreement between us and Fortitude Re was structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion and $10.6 billion as of March 31, 2026, and December 31, 2025, respectively. We reported a deferred loss on the transaction of $2.5 billion as of March 31, 2026, and December 31, 2025. We amortized $24 million and $23 million of the deferred loss during the three months ended March 31, 2026 and 2025, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.3 billion and $2.4 billion as of March 31, 2026, and December 31, 2025, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2026			As of December 31, 2025
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,210	$957	$(3,253)	$4,655	$940	$(3,715)
Fixed Annuities	49	168	119	51	175	124
Retirement Plan Services	44	2	(42)	47	3	(44)
Total MRBs	$4,303	$1,127	$(3,176)	$4,753	$1,118	$(3,635)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2026			As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,715)	$124	$(44)	$(3,804)	$32	$(42)
Less: Effect of cumulative changes in
non-performance risk	366	(36)	1	(153)	(33)	–
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(4,081)	160	(45)	(3,651)	65	(42)
Issuances	–	–	–	5	–	–
Attributed fees collected	375	7	2	373	8	1
Benefit payments	(7)	–	–	(6)	–	–
Effect of changes in interest rates	8	(6)	1	396	39	1
Effect of changes in equity markets	340	8	1	456	2	2
Effect of changes in equity index volatility	82	–	–	31	–	–
In-force updates and other changes in MRBs (1)	199	8	–	59	(2)	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,084)	177	(41)	(2,337)	112	(37)
Effect of cumulative changes in
non-performance risk	(169)	(58)	(1)	(539)	(48)	(2)
Balance as of end-of-period	(3,253)	119	(42)	(2,876)	64	(39)
Less: Ceded MRB assets (liabilities)	(2,547)	–	(10)	(1,990)	–	(11)
Balance as of end-of-period, net of reinsurance	$(706)	$119	$(32)	$(886)	$64	$(28)

Weighted-average age of policyholders (years)	73	71	64	73	70	63
Net amount at risk (2)	$2,652	$425	$3	$2,518	$255	$4

(1) Consists primarily of changes in MRB assets and liabilities due to aggregation impacts related to fund performance and other assumptions and the impact of changes in actual to expected policyholder behavior.
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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2026	2025
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$79,084	$84,274
International	17,480	18,262
Other equity funds	1,566	1,505
Balanced funds	44,550	46,561
Bond funds	23,927	24,164
Money market funds	2,190	2,096
Other funds	1,505	1,491
Exchange-traded funds	239	323
Fixed maturity AFS securities	170	164
Cash and invested cash	70	35
Other investments	1,262	1,217
Total separate account assets	$172,043	$180,092

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Variable Annuities	$116,716	$122,945
UL and Other	33,237	34,038
Retirement Plan Services	22,031	23,047
Other Operations (1)	59	62
Total separate account liabilities	$172,043	$180,092

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($51 million and $53 million as of March 31, 2026, and December 31, 2025, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2026			As of or For the Three Months Ended March 31, 2025
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541
Gross deposits	1,354	416	560	1,557	353	627
Withdrawals	(4,600)	(216)	(1,002)	(3,915)	(204)	(902)
Policyholder assessments	(667)	(252)	(49)	(656)	(246)	(46)
Change in market performance	(3,140)	(681)	(518)	(1,798)	(624)	(478)
Net transfers from (to) general account	824	(68)	(7)	449	(14)	(34)
Balance as of end-of-period	$116,716	$33,237	$22,031	$113,635	$28,106	$20,708

Cash surrender value	$115,301	$30,835	$22,018	$112,239	$23,577	$20,695

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Variable Annuities	$39,143	$40,060
Fixed Annuities	28,956	28,710
UL and Other	35,407	35,663
Retirement Plan Services	23,694	23,843
Other (1)	8,149	7,628
Total policyholder account balances	$135,349	$135,904

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.5 billion as of March 31, 2026, and December 31, 2025) and funding agreements ($4.4 billion and $3.7 billion as of March 31, 2026, and December 31, 2025, respectively). See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$40,060	$28,710	$35,663	$23,843
Gross deposits	1,869	718	834	880
Withdrawals	(920)	(616)	(399)	(1,279)
Policyholder assessments	(1)	(15)	(1,086)	(5)
Net transfers from (to) separate account	(651)	–	68	86
Interest credited	230	256	354	169
Change in fair value of embedded derivative
instruments and other	(1,444)	(97)	(27)	–
Balance as of end-of-period	$39,143	$28,956	$35,407	$23,694

Weighted-average crediting rate	2.3%	3.6%	4.0%	2.8%
Net amount at risk (1)(2)	$2,652	$425	$290,577	$3
Cash surrender value	37,757	27,651	31,422	23,657

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	1,369	873	862	811
Withdrawals	(612)	(946)	(440)	(1,330)
Policyholder assessments	–	(15)	(1,094)	(4)
Net transfers from (to) separate account	(287)	–	14	211
Interest credited	199	210	352	172
Change in fair value of embedded derivative
instruments and other	(1,566)	(45)	(65)	–
Balance as of end-of-period	$34,370	$26,018	$35,871	$23,479

Weighted-average crediting rate	2.3%	3.2%	3.9%	2.9%
Net amount at risk (1)(2)	$2,518	$255	$297,567	$4
Cash surrender value	33,108	24,914	31,648	23,443

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	4	9
2.01% - 3.00%	451	–	–	–	–	451
3.01% - 4.00%	1,088	–	–	–	–	1,088
4.01% and above	5	–	–	–	–	5
Other (1)	–	–	–	–	–	37,590
Total	$1,549	$–	$–	$–	$4	$39,143

Fixed Annuities
Up to 1.00%	$136	$676	$412	$120	$2,184	$3,528
1.01% - 2.00%	171	236	95	53	8,462	9,017
2.01% - 3.00%	1,271	85	1	2	62	1,421
3.01% - 4.00%	775	–	–	–	–	775
4.01% and above	155	–	–	–	–	155
Other (1)	–	–	–	–	–	14,060
Total	$2,508	$997	$508	$175	$10,708	$28,956

UL and Other
Up to 1.00%	$266	$–	$242	$32	$716	$1,256
1.01% - 2.00%	517	–	–	–	2,624	3,141
2.01% - 3.00%	6,172	8	156	–	–	6,336
3.01% - 4.00%	13,986	–	1	–	–	13,987
4.01% and above	3,402	–	–	–	–	3,402
Other (1)	–	–	–	–	–	7,285
Total	$24,343	$8	$399	$32	$3,340	$35,407

Retirement Plan Services
Up to 1.00%	$686	$681	$551	$3,838	$6,548	$12,304
1.01% - 2.00%	533	1,424	1,319	168	506	3,950
2.01% - 3.00%	1,582	25	489	3	–	2,099
3.01% - 4.00%	3,750	75	7	7	–	3,839
4.01% and above	1,502	–	–	–	–	1,502
Total	$8,053	$2,205	$2,366	$4,016	$7,054	$23,694

	As of March 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$9	$–	$–	$–	$–	$9
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	495	–	–	–	–	495
3.01% - 4.00%	1,197	–	–	–	–	1,197
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	32,652
Total	$1,711	$–	$–	$–	$7	$34,370

Fixed Annuities
Up to 1.00%	$201	$855	$459	$229	$2,266	$4,010
1.01% - 2.00%	223	202	146	161	5,908	6,640
2.01% - 3.00%	1,499	33	1	2	38	1,573
3.01% - 4.00%	909	–	–	–	–	909
4.01% and above	166	–	–	–	–	166
Other (1)	–	–	–	–	–	12,720
Total	$2,998	$1,090	$606	$392	$8,212	$26,018

UL and Other
Up to 1.00%	$261	$–	$231	$31	$453	$976
1.01% - 2.00%	541	–	–	–	2,976	3,517
2.01% - 3.00%	6,483	9	152	–	–	6,644
3.01% - 4.00%	14,633	–	1	–	–	14,634
4.01% and above	3,525	–	–	–	–	3,525
Other (1)	–	–	–	–	–	6,575
Total	$25,443	$9	$384	$31	$3,429	$35,871

Retirement Plan Services
Up to 1.00%	$573	$312	$725	$3,498	$5,766	$10,874
1.01% - 2.00%	477	996	1,847	451	662	4,433
2.01% - 3.00%	1,743	542	3	1	–	2,289
3.01% - 4.00%	4,193	107	8	11	–	4,319
4.01% and above	1,564	–	–	–	–	1,564
Total	$8,550	$1,957	$2,583	$3,961	$6,428	$23,479

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by us:

FABN Program

We established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. We had funding agreements issued under the program totaling $1.9 billion as of March 31, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from three to five years.

FABR Funding Agreements

We may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from us that are secured by portfolios of assets pledged to the special-purpose entity. We had secured funding agreements issued totaling $800 million as of March 31, 2026 and December 31, 2025, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

We are a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, have the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.7 billion as of March 31, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities of one year or less. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Payout Annuities (1)	$1,990	$2,036
Traditional Life (1)	3,479	3,521
Group Protection (2)	5,793	5,836
UL and Other (3)	18,606	18,597
Other Operations (4)	8,895	9,076
Other (5)	3,194	3,294
Total future contract benefits	$41,957	$42,360

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.3 billion and $5.4 billion as of March 31, 2026, and December 31, 2025, respectively) and Swiss Re ($1.9 billion as of March 31, 2026, and December 31, 2025) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

LFPB

The liability for future policy benefits (“LFPB”) represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Three Months Ended March 31, 2026		As of or For the Three Months Ended March 31, 2025
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,286	$–	$5,751
Less: Effect of cumulative changes in discount
rate assumptions	–	(92)	–	(277)
Beginning balance at original discount rate	–	5,378	–	6,028
Effect of actual variances from expected experience (1)	–	(6)	–	(18)
Adjusted balance as of beginning-of-year	–	5,372	–	6,010
Issuances	–	72	–	64
Interest accrual	–	56	–	61
Net premiums collected	–	(174)	–	(189)
Flooring impact of LFPB	–	(11)	–	(3)
Ending balance at original discount rate	–	5,315	–	5,943
Effect of cumulative changes in discount
rate assumptions	–	(158)	–	(197)
Balance as of end-of-period	$–	$5,157	$–	$5,746

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,036	$8,807	$2,008	$9,255
Less: Effect of cumulative changes in discount
rate assumptions	(182)	(154)	(251)	(446)
Beginning balance at original discount rate (2)	2,218	8,961	2,259	9,701
Effect of actual variances from expected experience (1)	(3)	(29)	(1)	(13)
Adjusted balance as of beginning-of-year	2,215	8,932	2,258	9,688
Issuances	18	72	22	64
Interest accrual	22	89	22	95
Benefit payments	(55)	(187)	(49)	(221)
Ending balance at original discount rate (2)	2,200	8,906	2,253	9,626
Effect of cumulative changes in discount
rate assumptions	(210)	(270)	(221)	(314)
Balance as of end-of-period	$1,990	$8,636	$2,032	$9,312

Net balance as of end-of-period	$1,990	$3,479	$2,032	$3,566
Less: Reinsurance recoverables	1,407	170	1,491	210
Net balance as of end-of-period, net of reinsurance	$583	$3,309	$541	$3,356

Weighted-average duration of future policyholder
benefit liability (years)	8	8	9	9

(1) For the three months ended March 31, 2026, the Traditional Life actual to expected reserve impact on expected net premiums did not have any significantly different actual experience compared to expected attributable to either mortality or policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality and policyholder behavior, which favorably impacted the liability by $21 million and $8 million, respectively. For the three months ended March 31, 2025, the Traditional Life actual to expected reserve impact on expected net premiums and on expected future policy benefits did not have any significantly different actual experience compared to expected attributable to either mortality or policyholder behavior. For the three months ended March 31, 2026 and 2025, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $94 million, $92 million, $65 million and $62 million as of March 31, 2026, December 31, 2025, March 31, 2025, and December 31, 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2026		As of March 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,242	1,990	3,407	2,032
Traditional Life
Expected future gross premiums	12,601	8,663	13,342	9,091
Expected future benefit payments	12,559	8,636	13,729	9,312

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Payout Annuities
Gross premiums	$17	$23
Interest accretion	22	22
Traditional Life
Gross premiums	290	299
Interest accretion	33	34

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.3%	5.2%
Traditional Life
Interest accretion rate	4.9%	4.9%
Current discount rate	4.9%	4.9%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2026	2025
Balance as of beginning-of-year	$5,836	$5,628
Less: Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Beginning balance at original discount rate	6,199	6,178
Effect of actual variances from expected experience (1)	(47)	(72)
Adjusted beginning-of-year balance	6,152	6,106
New incidence	377	402
Interest	55	50
Benefit payments	(380)	(371)
Ending balance at original discount rate	6,204	6,187
Effect of cumulative changes in discount
rate assumptions	(411)	(475)
Balance as of end-of-period	5,793	5,712
Less: Reinsurance recoverables	3,733	3,600
Balance as of end-of-period, net of reinsurance	$2,060	$2,112

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the three months ended March 31, 2026 and 2025, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2026		As of March 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,537	$5,793	$7,413	$5,712

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Group Protection
Gross premiums	$914	$933
Interest accretion	55	50

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
Group Protection
Interest accretion rate	3.6%	3.4%
Current discount rate	5.0%	4.9%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2026	2025
Balance as of beginning-of-year	$18,597	$16,663
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,086)	(1,515)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	19,683	18,178
Effect of actual variances from expected experience (1)(2)	63	22
Adjusted beginning-of-year balance	19,746	18,200
Interest accrual	244	223
Net assessments collected	338	341
Benefit payments	(304)	(200)
Balance as of end-of-period, excluding shadow
balance in AOCI	20,024	18,564
Effect of cumulative changes in shadow
balance in AOCI	(1,418)	(1,231)
Balance as of end-of-period	18,606	17,333
Less: Reinsurance recoverables	12,033	11,026
Balance as of end-of-period, net of reinsurance	$6,573	$6,307

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the three months ended March 31, 2026, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $56 million. For the three months ended March 31, 2025, the liability was not impacted by significant actual to expected experience attributable to either mortality or policyholder behavior.
(2) For the three months ended March 31, 2026 and 2025, the effect of actual variances from expected experience, net of reinsurance, was $34 million and $6 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
UL and Other
Gross assessments	$795	$811
Interest accretion	244	223

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
UL and Other
Interest accretion rate	5.4%	5.4%

12. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,516	$6,416	$62,932
U.S. government bonds	899	20	–	919
State and municipal bonds	–	1,943	–	1,943
Foreign government bonds	–	202	–	202
RMBS	–	1,910	–	1,910
CMBS	–	2,488	103	2,591
ABS	–	13,455	4,153	17,608
Hybrid and redeemable preferred securities	31	111	82	224
Trading securities	–	1,314	223	1,537
Equity securities (1)	38	242	28	308
Mortgage loans on real estate	–	–	198	198
Derivative investments (2)	–	13,436	69	13,505
Other investments – short-term investments	–	165	28	193
MRB assets	–	–	4,303	4,303
Other assets:
Ceded MRBs	–	–	79	79
Indexed annuity ceded embedded derivatives	–	–	2,471	2,471
LPR ceded derivative	–	–	169	169
Separate account assets	367	171,676	–	172,043
Total assets	$1,335	$263,478	$18,322	$283,135

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(13,444)	$(13,444)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	670	(134)	536
MRB liabilities	–	–	(1,127)	(1,127)
Other liabilities:
Ceded MRBs	–	–	(2,636)	(2,636)
Derivative liabilities (2)	–	(5,138)	(134)	(5,272)
Total liabilities	$–	$(4,468)	$(17,475)	$(21,943)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,426	$7,297	$63,723
U.S. government bonds	848	19	–	867
State and municipal bonds	–	1,965	–	1,965
Foreign government bonds	–	223	–	223
RMBS	–	1,965	–	1,965
CMBS	–	2,338	85	2,423
ABS	–	12,594	3,584	16,178
Hybrid and redeemable preferred securities	31	128	83	242
Trading securities	–	1,331	329	1,660
Equity securities (1)	233	234	28	495
Mortgage loans on real estate	–	–	199	199
Derivative investments (2)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	19	19
Indexed annuity ceded embedded derivatives	–	–	2,482	2,482
LPR ceded derivative	–	–	202	202
Separate account assets	383	179,709	–	180,092
Total assets	$1,495	$273,126	$19,090	$293,711

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	358	(156)	202
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(2,884)	(2,884)
Derivative liabilities (2)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,650)	$(19,409)	$(25,059)

(1) Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $161 million and $134 million as of March 31, 2026, and December 31, 2025, respectively.
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

	For the Three Months Ended March 31, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,297	$(14)	$(28)	$(140)	$(699)	$6,416
CMBS	85	–	(1)	28	(9)	103
ABS	3,584	(7)	(39)	607	8	4,153
Hybrid and redeemable preferred
securities	83	–	(1)	–	–	82
Trading securities	329	(2)	–	(82)	(22)	223
Equity securities	28	(3)	–	3	–	28
Mortgage loans on real estate	199	1	(1)	(1)	–	198
Other investments – short-term
investments	1	–	–	27	–	28
Other assets:
Ceded MRBs (3)	19	60	–	–	–	79
Indexed annuity ceded embedded
derivatives (4)	2,482	(52)	–	41	–	2,471
LPR ceded derivative (5)	202	(33)	–	–	–	169
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(15,115)	$1,604	$–	$67	$–	$(13,444)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(156)	22	–	–	–	(134)
Other liabilities:
Ceded MRBs (3)	(2,884)	248	–	–	–	(2,636)
Derivative liabilities, net	(108)	1	–	42	–	(65)

	For the Three Months Ended March 31, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,888	$(10)	$(5)	$(83)	$22	$6,812
RMBS	1	–	–	–	–	1
CMBS	8	–	–	22	–	30
ABS	2,092	(21)	17	471	50	2,609
Hybrid and redeemable preferred
securities	63	–	–	18	–	81
Trading securities	259	1	–	4	14	278
Equity securities	34	(7)	–	2	–	29
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments – short-term
investments	23	–	–	(8)	–	15
Other assets:
Ceded MRBs (3)	14	88	–	–	–	102
Indexed annuity ceded embedded
derivatives (4)	1,970	(53)	–	1	–	1,918
LPR ceded derivative (5)	190	–	–	–	–	190
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(12,449)	$1,676	$–	$(34)	$–	$(10,807)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(33)	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,763)	660	–	–	–	(2,103)
Derivative liabilities, net	(136)	27	–	–	–	(109)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$265	$(291)	$–	$(91)	$(23)	$(140)
CMBS	28	–	–	–	–	28
ABS	793	–	–	(162)	(24)	607
Trading securities	–	(12)	–	(5)	(65)	(82)
Equity securities	3	–	–	–	–	3
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Other investments – short-term investments	28	–	(1)	–	–	27
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	41	–	41
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(359)	$–	$–	$426	$–	$67
Derivative liabilities, net	42	–	–	–	–	42

	For the Three Months Ended March 31, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$249	$(236)	$–	$(96)	$–	$(83)
CMBS	22	–	–	–	–	22
ABS	587	–	(10)	(90)	(16)	471
Hybrid and redeemable preferred
securities	20	(2)	–	–	–	18
Trading securities	50	(42)	–	(4)	–	4
Equity securities	3	(1)	–	–	–	2
Mortgage loans on real estate	–	(1)	–	–	–	(1)
Other investments – short-term investments	2	–	(10)	–	–	(8)
Other assets – indexed annuity ceded
embedded derivatives	27	–	–	(26)	–	1
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(233)	$–	$–	$199	$–	$(34)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2026	2025
Investments:
Trading securities (1)	$(2)	$(4)
Equity securities (1)	(3)	(6)
Mortgage loans on real estate (1)	1	(1)
Derivative investments, net (1)	(34)	12
MRBs, net (2)	(718)	(624)
Other assets – LPR ceded derivative (3)	(33)	–
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	22	(33)
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	336	169

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2026	2025
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(36)	$(10)
CMBS	(1)	–
ABS	(39)	16
Hybrid and redeemable preferred
securities	(1)	–
Mortgage loans on real estate	(1)	1

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$46	$(745)	$(699)	$22	$–	$22
CMBS	–	(9)	(9)	–	–	–
ABS	24	(16)	8	57	(7)	50
Trading securities	–	(22)	(22)	17	(3)	14

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2026 and 2025, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2026:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$320	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	6.5%	1.9%
ABS	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.6%	–	1.6%	1.6%
CMBS	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	2.0%	1.9%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	2.0%	1.9%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,303	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.3%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	14.9%
Other assets:
Ceded MRBs (11)	79
Indexed annuity
ceded embedded
derivatives	2,471	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	169	Discounted cash flow	Lapse (3)	0.1%	–	2.4%	(10)
			Non-performance risk (6)	0.3%	–	2.3%	1.7%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(13,462)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,127)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.3%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	14.9%
Other liabilities – ceded
MRBs (11)	(2,636)

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2026	2025
Fair value	$198	$199
Aggregate contractual principal	229	231

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of March 31, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,939	$21,939	$22,494
Other investments	–	1,023	6,062	7,085	7,085
Policy loans	–	2,597	–	2,597	2,597

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(35,854)	$(35,854)	$(44,010)
Policyholder account balances – funding agreements	–	(4,364)	–	(4,364)	(4,399)
Short-term debt	–	(117)	–	(117)	(117)
Long-term debt	–	(1,449)	–	(1,449)	(1,426)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(31,480)	(31,480)	(31,480)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,636	$21,636	$22,139
Other investments	–	542	5,887	6,429	6,429
Policy loans	–	2,617	–	2,617	2,617

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(36,693)	$(36,693)	$(43,774)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Long-term debt	–	(1,476)	–	(1,476)	(1,426)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(31,132)	(31,132)	(31,132)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on internal quality rating, maturity and future income. The ratings for mortgages in good standing are based on occupancy, debt-service coverage, LTV and forecasted tenancy. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 3 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments, approximates fair value. Other investments include primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also include FHLB stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value, and the investments in corporate-owned universal life insurance and variable universal life insurance, which are recorded at cash surrender value and not required to be included in the table above. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Policyholder Account Balances – Certain Investment Contracts

Policyholder account balances include account balances of certain investment contracts that exclude significant mortality or morbidity risk. The fair value of the account balances of certain investment contracts is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of these policyholder account balances are classified as Level 3 within the fair value hierarchy.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2026.

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

As of March 31, 2026, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $70 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of March 31, 2026, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, originally pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, started as a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor (the “Township”) to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the trial court entered judgment in favor of LNL. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $41 million as of March 31, 2026, and December 31, 2025. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $84 million and $83 million as of March 31, 2026, and December 31, 2025, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of March 31, 2026, and December 31, 2025, nets to recoveries of $43 million and $42 million, respectively.

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of March 31, 2026, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

14. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(2,482)	$(3,655)
Unrealized holding gains (losses)	(1,072)	591
Change in foreign currency exchange rate adjustment	(77)	156
Change in future contract benefits and policyholder account balances,
net of reinsurance	593	(543)
Income tax benefit (expense)	118	(43)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(23)	(20)
Income tax benefit (expense)	5	4
Balance as of end-of-period	$(2,902)	$(3,478)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$213	$402
Unrealized holding gains (losses)	62	181
Change in foreign currency exchange rate adjustment	76	(153)
Income tax benefit (expense)	(29)	(6)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	16	18
Income tax benefit (expense)	(3)	(4)
Balance as of end-of-period	$309	$410
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$(261)	$145
OCI before reclassification	559	403
Income tax benefit (expense)	(118)	(85)
Balance as of end-of-period	$180	$463
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$589	$795
OCI before reclassification	50	(100)
Income tax benefit (expense)	(11)	21
Balance as of end-of-period	$628	$716
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(14)	$(17)
Balance as of end-of-period	$(14)	$(17)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(24)	$(27)	Realized gain (loss)
Associated change in future contract benefits	1	7	Benefits
Reclassification before income tax benefit (expense)	(23)	(20)	Income (loss) before taxes
Income tax benefit (expense)	5	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(18)	$(16)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Foreign currency contracts	15	15	Net investment income
Foreign currency contracts	1	3	Realized gain (loss)
Reclassification before income tax benefit (expense)	16	18	Income (loss) before taxes
Income tax benefit (expense)	(3)	(4)	Federal income tax expense (benefit)
Reclassification, net of income tax	$13	$14	Net income (loss)

15. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. The accounting policies of the business segments and Other Operations are the same as those described in Note 1 in our 2025 Form 10-K. We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. Our business segments and Other Operations reflect the manner by which our chief operating decision maker (“CODM”) views and manages the business. Our CODM is the President. A discussion of these segments and Other Operations is found in Note 19 in our 2025 Form 10-K.

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

We use our prevailing corporate federal income tax rate of 21% and an estimated state income tax rate, where applicable, net of the impacts related to the separate account dividends-received deduction, tax credits and any other permanent differences for events recognized differently in the consolidated financial statements and federal income tax returns.

We do not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,156	$1,231	$1,493	$343	$60	$4,283
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	23	711	967	–	2	1,703
Interest credited	495	228	–	170	43	936
Commissions	339	74	122	29	1	565
General and administrative expenses	132	127	229	89	38	615
Interest and debt expense	–	–	–	–	26	26
Other (3)	(42)	92	49	8	–	107
Total operating expenses	947	1,232	1,367	296	110	3,952
Total federal income tax expense (benefit)	33	(8)	27	7	(11)	48
Total income (loss) from operations	176	7	99	40	(39)	283
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(366)
Net life insurance product features, pre-tax						21
Credit loss-related adjustments, pre-tax						(20)
Investment gains (losses), pre-tax						(6)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						251
GLB rider fees ceded to LNBAR, pre-tax						(236)
Gains (losses) on other non-financial
assets, pre-tax						(2)
Other items, pre-tax (6)(7)(8)						(117)
Income tax benefit (expense) related to
the above pre-tax items						99
Total net income (loss)						$(93)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”); and amortization of deferred loss on business sold through reinsurance.
Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs; and other intangible amortization.
Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; expenses associated with LOCs; and amortization of deferred loss on business sold through reinsurance.
Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs.
Other Operations: taxes, licenses and fees; DAC capitalization and amortization; and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $(713) million; income allocated to support the cost of hedging or future benefits of $198 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $149 million.

(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(6)    Includes certain legal accruals of $(122) million.
(7)    Includes severance expense related to initiatives to realign the workforce of $(7) million.
(8)    Includes deferred compensation mark-to-market adjustment of $12 million.

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,118	$1,211	$1,472	$324	$42	$4,167
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	27	731	985	–	2	1,745
Interest credited	420	220	–	170	13	823
Commissions	298	88	127	27	–	540
General and administrative expenses	125	129	222	84	48	608
Interest and debt expense	–	–	–	–	40	40
Other (3)	(13)	93	29	8	–	117
Total operating expenses	857	1,261	1,363	289	103	3,873
Total federal income tax expense (benefit)	34	(19)	23	4	(6)	36
Total income (loss) from operations	227	(31)	86	31	(55)	258
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(473)
Net life insurance product features, pre-tax						21
Credit loss-related adjustments, pre-tax						(28)
Investment gains (losses), pre-tax						37
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(177)
GLB rider fees ceded to LNBAR, pre-tax						(232)
Other items, pre-tax (6)(7)(8)						(32)
Income tax benefit (expense) related to
the above pre-tax items						187
Total net income (loss)						$(439)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”); and amortization of deferred loss on business sold through reinsurance.
Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs; and other intangible amortization.
Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; expenses associated with LOCs; and amortization of deferred loss on business sold through reinsurance.
Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization and expenses associated with LOCs.
Other Operations: DAC capitalization and amortization; taxes, licenses and fees; and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $(619) million; income allocated to support the cost of hedging or future benefits of $179 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $(33) million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.

(6)    Includes severance expense related to initiatives to realign the workforce of $(6) million.
(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(20) million related to the sale of the wealth management business.
(8)    Includes deferred compensation mark-to-market adjustment of $(6) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,156	$1,231	$1,493	$343	$60	$4,283
Revenue adjustments from annuity and life
insurance product features	347	24	–	–	–	371
Credit loss-related adjustments	(4)	(1)	1	(2)	(14)	(20)
Investment gains (losses)	(4)	(16)	–	(1)	15	(6)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	131	67	47	–	6	251
GLB rider fees ceded to LNBAR	(236)	–	–	–	–	(236)
Gains (losses) on other non-financial assets	–	–	–	–	(2)	(2)
Total revenues	$1,390	$1,305	$1,541	$340	$65	$4,641

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,118	$1,211	$1,472	$324	$42	$4,167
Revenue adjustments from annuity and life
insurance product features	152	18	–	–	–	170
Credit loss-related adjustments	(17)	1	(2)	(2)	(8)	(28)
Investment gains (losses)	(2)	26	–	(2)	15	37
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(93)	(36)	(36)	–	(12)	(177)
GLB rider fees ceded to LNBAR	(232)	–		–	–	(232)
Total revenues	$926	$1,220	$1,434	$320	$37	$3,937

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended March 31,

	2026	2025
Net Investment Income
Annuities	$559	$494
Life Insurance	510	481
Group Protection	91	87
Retirement Plan Services	257	249
Other Operations	56	36
Total net investment income	$1,473	$1,347

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

	For the Three Months Ended March 31,
	2026	2025
Fixed maturity AFS securities:
Gross gains	$1	$4
Gross losses	(3)	(8)
Credit loss benefit (expense) (1)	(24)	(27)
Realized gain (loss) on equity securities (2)	3	(5)
Credit loss benefit (expense) on mortgage loans on
real estate (1)	2	(1)
Credit loss benefit (expense) on reinsurance-related assets (3)	3	1
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	299	(140)
Indexed product derivative results (6)	97	(68)
GLB rider fees ceded to LNBAR and attributed fees	(37)	(33)
Realized gain (loss) on other non-financial assets	(2)	–
Other realized gain (loss)	27	29
Total realized gain (loss)	$366	$(248)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $3 million and $(5) million for the three months ended March 31, 2026 and 2025, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $(1) million for the three months ended March 31, 2026 and 2025, respectively.
(6) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 36% and 26% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2026 and 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

18. Supplemental Disclosures of Cash Flow Information

The following summarizes our supplemental cash flow information (in millions):

	For the Three Months Ended March 31,
	2026	2025
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$–	$(6)
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	(267)	(193)

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of March 31, 2026, compared with December 31, 2025, and the results of operations for the three months ended March 31, 2026, compared with the corresponding period in 2025 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2025 Form 10-K and Note 1 herein for a description of the business.

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

The risks and uncertainties included here are not exhaustive. Our 2025 Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of certain risks relating to our business.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The MNA included in our 2025 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2025 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2025 Form 10-K and Note 12 herein.

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

For more information on derivatives, see Note 1 in our 2025 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

Additional Liabilities for Other Insurance Benefits

We previously issued UL-type contracts where we provided a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), and investment-type annuity products (including registered index-linked annuities (“RILA”), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 7 in our 2025 Form 10-K.

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

The application of United States of America generally accepted accounting principles requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable. Judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any future prudent and feasible tax planning strategies.

As of March 31, 2026, we had an approximate $1.3 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2025 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” in our 2025 Form 10-K and Note 17 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)
Income (loss) from operations:
Annuities	$176	$227
Life Insurance	7	(31)
Group Protection	99	86
Retirement Plan Services	40	31
Other Operations	(39)	(55)
Net annuity product features, pre-tax (1)	(366)	(473)
Net life insurance product features, pre-tax	21	21
Credit loss-related adjustments, pre-tax	(20)	(28)
Investment gains (losses), pre-tax	(6)	37
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	251	(177)
GLB rider fees ceded to LNBAR, pre-tax	(236)	(232)
Gains (losses) on other non-financial assets, pre-tax	(2)	–
Other items, pre-tax (3)(4)(5)(6)	(117)	(32)
Income tax benefit (expense) related to the
above pre-tax items	99	187
Net income (loss)	$(93)	$(439)

(1) For the three months ended March 31, 2026 and 2025, includes changes in MRBs of $(713) million and $(619) million, respectively; income allocated to support the cost of hedging or future benefits of $198 million and $179 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $149 million and $(33) million, respectively.
(2) Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(3) Includes certain legal accruals of $(122) million for the three months ended March 31, 2026.
(4) Includes severance expense related to initiatives to realign the workforce of $(7) million and $(6) million for the three months ended March 31, 2026 and 2025, respectively.
(5) Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(20) million related to the sale of the wealth management business for the three months ended March 31, 2025.
(6) Includes deferred compensation mark-to-market adjustment of $12 million and $(6) million for the three months ended March 31, 2026 and 2025, respectively.

Comparison of the Three Months Ended March 31, 2026 to 2025

Net loss decreased due primarily to the following:

•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2026 compared to unfavorable changes in 2025 driven by the fair value of embedded derivatives related to certain reinsurance agreements.
•Lower loss in net annuity product features driven by the impact of capital markets.
•Higher investment income on alternative investments.

The decrease in net loss was partially offset by the following:

•Higher net unfavorable other items.
•Investment losses in 2026 compared to gains in 2025 driven by certain investments associated with the fourth quarter 2023 reinsurance transaction.

Additional Information

For information on the fourth quarter 2023 reinsurance transaction, see Note 7.

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums (1)	$18	$21
Fee income	555	541
Net investment income	544	508
Other revenues (2)	39	48
Total operating revenues	1,156	1,118
Operating Expenses
Benefits and policyholder liability remeasurement (1)	23	27
Interest credited	495	420
Commissions and other expenses	429	410
Total operating expenses	947	857
Income (loss) from operations before taxes	209	261
Federal income tax expense (benefit)	33	34
Income (loss) from operations	$176	$227

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

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, due to lower investment income due to an allocation refinement, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment.
•Higher commissions and other expenses driven by higher deferred acquisition costs (“DAC”) amortization and higher trail commissions resulting from higher average account balances.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 12% and 11% for the three months ended March 31, 2026 and 2025, respectively.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K.

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums (1)	$184	$226
Fee income	501	512
Net investment income	499	428
Other revenues	47	45
Total operating revenues	1,231	1,211
Operating Expenses
Benefits and policyholder liability remeasurement	711	731
Interest credited	228	220
Commissions and other expenses	293	310
Total operating expenses	1,232	1,261
Income (loss) from operations before taxes	(1)	(50)
Federal income tax expense (benefit)	(8)	(19)
Income (loss) from operations	$7	$(31)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums in the first quarter of 2026 was partially driven by the expiration of a 10-year assumed reinsurance treaty on March 31, 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, growth in investments and moderate spread expansion.
•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees, partially offset by less favorable mortality due to higher claims incidence and aging of the block.
•Lower commissions and other expenses driven by expense management.

The increase in income from operations was partially offset by the following:

•Lower insurance premiums attributable to affiliate reinsurance activity.
•Lower fee income on UL-type contracts with secondary guarantees, partially offset by higher deferred front-end loads (“DFEL”) amortization.

Additional Information

Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims.

Sales volumes can fluctuate given large case sizes within Executive Benefits.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K.

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums	$1,399	$1,380
Net investment income	91	87
Other revenues (1)	3	5
Total operating revenues	1,493	1,472
Operating Expenses
Benefits and policyholder liability remeasurement	967	985
Commissions and other expenses	400	378
Total operating expenses	1,367	1,363
Income (loss) from operations before taxes	126	109
Federal income tax expense (benefit)	27	23
Income (loss) from operations	$99	$86

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and ceded net investment income related to the reinsurance agreement discussed in “Additional Information” below.

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower benefits and policyholder liability remeasurement driven by favorable mortality in our life business, partially offset by higher incidence and less favorable claims experience than expected in our disability business.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher DAC amortization and higher other costs pertaining to business operations.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with LPINE, an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. Effective July 1, 2025, we amended the reinsurance agreement to reinsure additional blocks of in-force group protection products. See Note 7 for more information.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently volatile. Our total loss ratio for the three months ended March 31, 2026 and 2025, was 69.2% and 71.4% respectively. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2025 Form 10-K.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. Generally, we have higher sales during the fourth quarter of the year.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2025 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Fee income	$86	$79
Net investment income	257	249
Other revenues	–	(4)
Total operating revenues	343	324
Operating Expenses
Interest credited	170	170
Commissions and other expenses	126	119
Total operating expenses	296	289
Income (loss) from operations before taxes	47	35
Federal income tax expense (benefit)	7	4
Income (loss) from operations	$40	$31

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, higher average general account balances and a decrease in crediting rates.
•Higher fee income driven by higher average daily separate account and mutual fund balances.
•Higher other revenues due to an impact in the first quarter of 2025 related to a plan termination during the fourth quarter of 2024.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher other costs pertaining to business operations and higher trail commissions resulting from higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 14% and 22% for the three months ended March 31, 2026, and 2025, respectively. The higher outflow rate for the three months ended March 31, 2025, compared to the three months ended March 31, 2026, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11% and 13% as of March 31, 2026 and 2025, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K.

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Net investment income (1)	$56	$36
Other revenues (2)	4	6
Total operating revenues	60	42
Operating Expenses
Benefits and policyholder liability remeasurement	2	2
Interest credited	43	13
Other expenses	39	48
Interest and debt expense	26	40
Total operating expenses	110	103
Income (loss) from operations before taxes	(50)	(61)
Federal income tax expense (benefit)	(11)	(6)
Income (loss) from operations	$(39)	$(55)

(1)    Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves, and funding agreement activity, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(2)    Consists of affiliate reinsurance ceded net investment income related to surplus investments, which has a corresponding offset in net investment income, and certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended March 31, 2026 to 2025

Loss from operations for Other Operations decreased due primarily to the following:

•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Lower other expenses associated with costs pertaining to business operations.
•More favorable income tax benefits driven by higher excess benefits associated with stock-based compensation.

The decrease in loss from operations was partially offset by the following:

•Lower net investment income, net of interest credited, related to lower portfolio yields and lower allocated investments driven by a decrease in excess capital retained by Other Operations.
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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $307 million and $(257) million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received no capital contributions from LNC for the three months ended March 31, 2026 and 2025, respectively. We paid cash dividends to LNC of $270 million and $230 million during the three months ended March 31, 2026 and 2025, respectively. We also received dividends from our subsidiaries of $208 million and $169 million during the three months ended March 31, 2026 and 2025, respectively.

Statutory Capital and Surplus

We must maintain certain regulatory capital levels. We utilize the risk-based capital (“RBC”) ratio as a primary measure of our capital adequacy. The RBC ratio is an important factor in the determination of our financial strength ratings, and a reduction in our or LLANY’s surplus will affect our RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2025 Form 10-K.

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the National Association of Insurance Commissioners (“NAIC”) RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to captive reinsurance subsidiaries or reinsurance affiliates. Our captive reinsurance subsidiaries and reinsurance affiliates provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”), debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see Note 13 in our 2025 Form 10-K. Our captive reinsurance subsidiaries and reinsurance affiliates have also issued long-term notes to finance a portion of the excess reserves. For information on long-term notes issued by our captive reinsurance subsidiaries and reinsurance affiliates, see Note 4 in our 2025 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of term products and UL products containing secondary guarantees.

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

Debt

For information about our short-term and long-term debt and our credit facility, see Note 13 in our 2025 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of March 31, 2026 we had $117 million of outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets and $2.1 billion of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2026, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with no outstanding liquidity borrowings and $1.7 billion of outstanding funding agreements. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2026, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 10.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of March 31, 2026. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of March 31, 2026, we had securities pledged under securities lending agreements with a carrying value of $183 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2026, we were in a net collateral payable position of $6.1 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2025 Form 10-K, which was amended and restated on March 27, 2026. Among other amendments, the amended and restated credit agreement extended the commitment termination date from December 21, 2028, to March 27, 2031. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2025 Form 10-K for information on our financial strength ratings.

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

See “Part I – Item 1A. Risk Factors – Ratings – A downgrade in our financial strength ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2025 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset-liability management process. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the consolidated civil actions captioned EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company: Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company; and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Narrative Analysis of the Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 84, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2026

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: May 13, 2026	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)