Form 10-Q
period 2026-06-30
LINCOLN NATIONAL LIFE INSURANCE CO /IN/
filed 2026-08-05
CIK 726865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
OR
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

As of August 5, 2026, 10,000,000 shares of common stock of the registrant ($2.50 par value) were outstanding, all of which were directly owned by Lincoln National Corporation.

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
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2026 - $96,311; 2025 - $92,842; allowance for credit losses: 2026 - $138; 2025 - $110)	$90,273	$87,586
Trading securities	1,500	1,660
Equity securities	452	629
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2026 - $195; 2025 - $199)	23,277	22,338
Policy loans	2,587	2,617
Derivative investments	11,381	9,945
Other investments	8,636	7,812
Total investments	138,106	132,587
Cash and invested cash	7,944	7,946
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,689	12,637
Reinsurance recoverables, net of allowance for credit losses	47,743	48,607
Deposit assets, net of allowance for credit losses	35,424	34,819
Market risk benefit assets	5,077	4,753
Accrued investment income	1,070	1,013
Goodwill	1,144	1,144
Other assets	9,905	9,394
Separate account assets	188,252	180,092
Total assets	$447,354	$432,992
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder account balances	$139,184	$135,904
Future contract benefits	42,201	42,360
Funds withheld reinsurance liabilities	31,066	30,930
Market risk benefit liabilities	895	1,118
Deferred front-end loads	8,076	7,605
Payables for collateral on investments	9,231	7,953
Short-term debt	615	–
Long-term debt	1,526	1,426
Other liabilities	14,366	13,618
Separate account liabilities	188,252	180,092
Total liabilities	435,412	421,006

Contingencies and Commitments (See Note 13)

Stockholder’s Equity
Common stock – 10,000,000 shares authorized, issued and outstanding	14,059	14,041
Retained earnings (deficit)	126	(100)
Accumulated other comprehensive income (loss)	(2,243)	(1,955)
Total stockholder’s equity	11,942	11,986
Total liabilities and stockholder’s equity	$447,354	$432,992

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Insurance premiums	$1,648	$1,612	$3,249	$3,239
Fee income	1,176	1,112	2,324	2,248
Net investment income	1,510	1,366	2,983	2,713
Realized gain (loss)	(97)	(162)	269	(409)
Other revenues	110	84	163	158
Total revenues	4,347	4,012	8,988	7,949
Expenses
Benefits	1,601	1,608	3,335	3,377
Policyholder liability remeasurement (gain) loss	(16)	(49)	(43)	(74)
Interest credited	961	849	1,897	1,672
Market risk benefit (gain) loss	(639)	(445)	72	173
Commissions and other expenses	1,319	1,251	2,726	2,554
Interest and debt expense	26	40	51	80
Total expenses	3,252	3,254	8,038	7,782
Income (loss) before taxes	1,095	758	950	167
Federal income tax expense (benefit)	196	131	144	(21)
Net income (loss)	899	627	806	188
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(37)	350	(361)	536
Market risk benefit non-performance risk gain (loss)	(403)	(350)	37	(33)
Policyholder liability discount rate remeasurement gain (loss)	(4)	(48)	36	(127)
Total other comprehensive income (loss), net of tax	(444)	(48)	(288)	376
Comprehensive income (loss)	$455	$579	$518	$564

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock
Balance as of beginning-of-period	$14,046	$13,039	$14,041	$13,015
Capital contribution from Lincoln National Corporation	–	800	–	800
Stock compensation/issued for benefit plans	13	14	18	38
Balance as of end-of-period	14,059	13,853	14,059	13,853

Retained Earnings (Deficit)
Balance as of beginning-of-period	(463)	(842)	(100)	(173)
Net income (loss)	899	627	806	188
Dividends paid to Lincoln National Corporation	(310)	(170)	(580)	(400)
Balance as of end-of-period	126	(385)	126	(385)

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(1,799)	(1,906)	(1,955)	(2,330)
Other comprehensive income (loss), net of tax	(444)	(48)	(288)	376
Balance as of end-of-period	(2,243)	(1,954)	(2,243)	(1,954)
Total stockholder’s equity as of end-of-period	$11,942	$11,514	$11,942	$11,514

See accompanying Notes to Consolidated Financial Statements

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$806	$188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(269)	409
Market risk benefit (gain) loss	72	173
Sales and maturities (purchases) of trading securities, net	128	161
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	422	330
Accrued investment income	(57)	(36)
Insurance liabilities and reinsurance-related balances	(14)	(258)
Accrued expenses	(128)	(134)
Federal income tax accruals	135	(48)
Cash management agreement	(676)	72
Other	(251)	(217)
Net cash provided by (used in) operating activities	168	640
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(9,348)	(6,791)
Sales and maturities of available-for-sale securities and equity securities	6,503	5,723
Purchases of other investments	(913)	(675)
Sales and repayments of other investments	446	551
Issuance of mortgage loans on real estate	(2,834)	(1,933)
Repayment and maturities of mortgage loans on real estate	1,644	1,072
Repayment (issuance) of policy loans, net	29	(77)
Net change in collateral on investments, certain derivatives and related settlements	2,680	(348)
Other	(98)	39
Net cash provided by (used in) investing activities	(1,891)	(2,439)
Cash Flows from Financing Activities
Capital contribution from Lincoln National Corporation	–	800
Issuance of long-term debt, net of issuance costs	100	–
Issuance (payment) of short-term debt	615	149
Payment related to sale-leaseback transactions	(2)	(4)
Proceeds from certain financing arrangements	–	33
Payment related to certain financing arrangements	(75)	(84)
Policyholder account balances:
Deposits	9,689	9,617
Withdrawals	(7,012)	(6,237)
Transfers from (to) separate accounts, net	(985)	(303)
Common stock issued for benefit plans	(29)	(9)
Dividends paid to Lincoln National Corporation	(580)	(400)
Net cash provided by (used in) financing activities	1,721	3,562
Net increase (decrease) in cash and invested cash	(2)	1,763
Cash and invested cash as of beginning-of-year	7,946	4,505
Cash and invested cash as of end-of-period	$7,944	$6,268

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc. (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business.

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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027 (Annual Filings) and January 1, 2028 (Quarterly Filings)	We are evaluating the impact of this ASU to the consolidated financial statements.
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).	January 1, 2028	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,832	$625	$5,900	$44	$63,513
U.S. government bonds	999	3	41	–	961
State and municipal bonds	2,120	26	231	–	1,915
Foreign government bonds	238	15	50	–	203
RMBS	1,941	37	118	6	1,854
CMBS	2,911	6	103	3	2,811
ABS	19,069	91	261	84	18,815
Hybrid and redeemable preferred securities	201	8	7	1	201
Total fixed maturity AFS securities	$96,311	$811	$6,711	$138	$90,273

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$68,479	$837	$5,540	$53	$63,723
U.S. government bonds	890	9	32	–	867
State and municipal bonds	2,161	35	231	–	1,965
Foreign government bonds	256	17	50	–	223
RMBS	2,034	45	108	6	1,965
CMBS	2,493	17	87	–	2,423
ABS	16,301	137	210	50	16,178
Hybrid and redeemable preferred securities	228	21	6	1	242
Total fixed maturity AFS securities	$92,842	$1,118	$6,264	$110	$87,586

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$5,620	$5,561
Due after one year through five years	19,077	18,686
Due after five years through ten years	13,370	12,948
Due after ten years	34,323	29,598
Subtotal	72,390	66,793
Structured securities (RMBS, CMBS, ABS)	23,921	23,480
Total fixed maturity AFS securities	$96,311	$90,273

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2026
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,338	$1,339	$28,424	$4,561	$44,762	$5,900
U.S. government bonds	815	36	43	5	858	41
State and municipal bonds	268	16	916	215	1,184	231
Foreign government bonds	8	1	125	49	133	50
RMBS	392	9	742	109	1,134	118
CMBS	1,188	19	918	84	2,106	103
ABS	6,340	72	2,653	189	8,993	261
Hybrid and redeemable
preferred securities	39	1	54	6	93	7
Total fixed maturity AFS securities	$25,388	$1,493	$33,875	$5,218	$59,263	$6,711

Total number of fixed maturity AFS securities in an unrealized loss position						6,686

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,529	$1,225	$30,458	$4,315	$38,987	$5,540
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	143	26	944	205	1,087	231
Foreign government bonds	6	1	135	49	141	50
RMBS	154	7	803	101	957	108
CMBS	408	8	956	79	1,364	87
ABS	3,354	30	3,105	180	6,459	210
Hybrid and redeemable
preferred securities	17	1	54	5	71	6
Total fixed maturity AFS securities	$13,038	$1,325	$36,491	$4,939	$49,529	$6,264

Total number of fixed maturity AFS securities in an unrealized loss position						5,738

(1) As of June 30, 2026, and December 31, 2025, we recognized $2 million and $12 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2026
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,122	$609	387
Six months or greater, but less than nine months	464	169	117
Nine months or greater, but less than twelve months	909	434	208
Twelve months or greater	4,910	2,207	855
Total	$8,405	$3,419	1,567

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,318	$829	441
Six months or greater, but less than nine months	337	159	60
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	4,985	2,089	889
Total	$7,942	$3,196	1,489

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $447 million for the six months ended June 30, 2026. As discussed further below, we do not believe the unrealized loss position as of June 30, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2026, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2026, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2026, and December 31, 2025, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2026, and December 31, 2025, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $3.0 billion, respectively, and a fair value of $2.8 billion and $2.9 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2026, and December 31, 2025, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2026, the unrealized losses associated with our mortgage-backed securities and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2026, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended June 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$38	$6	$–	$66	$1	$111
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	9	–	3	–	–	12
Additions (reductions) for securities for which
credit losses were previously recognized	5	–	–	18	–	23
Reductions for disposed securities	(2)	–	–	–	–	(2)
Reductions for securities charged off	(6)	–	–	–	–	(6)
Balance as of end-of-period (2)	$44	$6	$3	$84	$1	$138

	As of or For the Six Months Ended June 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$53	$6	$–	$50	$1	$110
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	0
Additions for securities for which credit losses were
not previously recognized	11	–	3	–	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	12	–	–	37	–	49
Reductions for disposed securities	(3)	–	–	(3)	–	(6)
Reductions for securities charged off	(29)	–	–	–	–	(29)
Balance as of end-of-period (2)	$44	$6	$3	$84	$1	$138

	As of or For the Three Months Ended June 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$23	$6	$–	$43	$1	$73
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	16	–	–	–	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	4	(1)	–	–	–	3
Reductions for securities charged off	(7)	–	–	–	–	(7)
Balance as of end-of-period (2)	$36	$5	$–	$43	$1	$85

	As of or For the Six Months Ended June 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$–	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	25	–	–	8	–	33
Additions (reductions) for securities for which
credit losses were previously recognized	5	(2)	–	11	–	14
Reductions for securities charged off	(8)	–	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$–	$43	$1	$85

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2026 and 2025, accrued investment income on fixed maturity AFS securities totaled $834 million and $776 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $2 million and $13 million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $18 million for the six months ended June 30, 2026 and 2025, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2026			As of December 31, 2025
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,497	$5,472	$22,969	$17,506	$4,628	$22,134
30 to 59 days past due	–	112	112	1	93	94
60 to 89 days past due	3	31	34	5	34	39
90 or more days past due	79	164	243	35	144	179
Allowance for credit losses	(110)	(66)	(176)	(112)	(69)	(181)
Unamortized premium (discount)	(11)	139	128	(9)	115	106
Mark-to-market gains (losses) (1)	(31)	(2)	(33)	(33)	–	(33)
Total carrying value	$17,427	$5,850	$23,277	$17,393	$4,945	$22,338

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2026 and December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status were $30 million and $20 million, respectively. As of June 30, 2026, and December 31, 2025, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of June 30, 2026	As of December 31, 2025
Commercial mortgage loans on real estate	$49	$5
Residential mortgage loans on real estate	169	148
Total	$218	$153

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2026
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2026	$888	1.63	$104	1.38	$2	1.42	$994
2025	1,326	1.81	160	1.41	11	1.18	1,497
2024	1,486	1.68	54	1.41	1	2.06	1,541
2023	1,282	1.87	25	1.40	1	1.17	1,308
2022	1,636	2.23	61	1.65	4	1.21	1,701
2021 and prior	10,457	2.73	56	2.67	14	1.63	10,527
Total	$17,075		$460		$33		$17,568

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,497	1.68	66	1.41	1	2.01	1,564
2023	1,310	1.87	33	1.38	1	1.17	1,344
2022	1,703	2.20	76	1.59	5	1.83	1,784
2021	2,190	3.65	37	1.70	26	4.36	2,253
2020 and prior	9,014	2.53	46	1.38	18	1.86	9,078
Total	$17,036		$440		$62		$17,538

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2026
	Performing	Nonperforming	Total
Origination Year
2026	$1,188	$2	$1,190
2025	1,698	16	1,714
2024	1,554	62	1,616
2023	389	20	409
2022	384	42	426
2021 and prior	536	27	563
Total	$5,749	$169	$5,918

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended June 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-period	$115	$64	$179
Additions (reductions) from provision for credit loss
expense (1)	4	2	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(9)	–	(9)
Balance as of end-of-period (2)	$110	$66	$176

	As of or For the Six Months Ended June 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-year	$112	$69	$181
Additions (reductions) from provision for credit loss
expense (1)	7	(3)	4
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(9)	–	(9)
Balance as of end-of-period (2)	$110	$66	$176

	As of or For the Three Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$97	$56	$153
Additions (reductions) from provision for credit loss
expense (1)	–	9	9
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Six Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	12	10
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

(1) We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for each of the three months ended June 30, 2026 and 2025 and $1 million and less than $1 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $119 million and $107 million as of June 30, 2026 and 2025, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2026, and December 31, 2025, alternative investments included investments in 358 and 364 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(12)	$(20)	$(20)	$(30)
RMBS	–	1	–	2
CMBS	(3)	–	(3)	–
ABS	(18)	–	(34)	(19)
Total credit loss benefit (expense)	$(33)	$(19)	$(57)	$(47)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$9,050	$9,050	$7,808	$7,808
Securities pledged under securities lending agreements (2)	181	174	145	139
Total payables for collateral on investments	$9,231	$9,224	$7,953	$7,947

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2026, and December 31, 2025, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2026	2025
Collateral payable for derivative investments	$1,242	$(2,178)
Securities pledged under securities
lending agreements	36	(2)
Securities pledged under repurchase agreements	–	418
Investments pledged for FHLB lending program	–	240
Total increase (decrease) in payables for
collateral on investments	$1,278	$(1,522)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2026
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$175	$–	$–	$–	$175
Foreign government bonds	5	–	–	–	5
Equity securities	1	–	–	–	1
Total gross secured borrowings	$181	$–	$–	$–	$181

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2026, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2026, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.2 billion, and we had re-pledged $59 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, funding agreements issued pursuant to funding agreement backed repurchase agreements (“FABRs”), membership obligations with the Federal Home Loan Bank (“FHLB”) and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Funding Agreements” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of June 30, 2026	As of December 31, 2025
Fixed maturity AFS securities	$4,038	$3,577
Trading securities	13	14
Equity securities	1	10
Mortgage loans on real estate	1,592	1,217
Other investments	20	20
Cash and invested cash	53	63
Total assets pledged as collateral	$5,717	$4,901

Investment Commitments

As of June 30, 2026, our investment commitments were $4.3 billion, which included $3.0 billion of limited partnerships (“LPs”), $703 million of mortgage loans on real estate, $400 million of asset-backed variable interest entities (“VIEs”) and $224 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2026, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and the White Chapel V LLC with a fair value of $1.2 billion, or 1% of total investments. As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by White Chapel LLC and White Chapel V LLC with a fair value of $1.2 billion and $1.1 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2026, and December 31, 2025, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.2 billion, or 12% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $11.1 billion and $11.0 billion, respectively, or 8% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of June 30, 2026			As of December 31, 2025
	Number of Instruments	Notional/Par Amounts	Carrying Value	Number of Instruments	Notional/Par Amounts	Carrying Value
Assets
Asset-backed VIE	1	$600	$600	1	$210	$210

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.6 billion and $5.5 billion as of June 30, 2026, and December 31, 2025, respectively.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIE, and we do not receive all of the economics of the VIE. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $164 million and $135 million as of June 30, 2026, and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2026			As of December 31, 2025
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,645	$6	$14	$1,300	$12	$7
Foreign currency contracts (1)	5,069	426	106	4,922	380	125
Total cash flow hedges	6,714	432	120	6,222	392	132
Fair value hedges:
Interest rate contracts (1)	417	1	–	417	1	–
Foreign currency contracts (1)	25	–	1	25	–	2
Total fair value hedges	442	1	1	442	1	2
Non-Qualifying Hedges
Interest rate contracts (1)	87,638	76	362	84,814	64	321
Foreign currency contracts (1)	421	14	3	289	12	4
Equity market contracts (1)	168,883	16,889	5,607	238,134	15,560	5,685
Credit contracts (1)	86	–	–	17	–	–
LPR ceded derivative (2)	–	174	–	–	202	–
Embedded derivatives:
Reinsurance-related (3)	–	416	–	–	202	–
RILA, fixed indexed annuity
and IUL contracts (4)	–	2,747	16,856	–	2,482	15,115
Total derivative instruments	$264,184	$20,749	$22,949	$329,918	$18,915	$21,259

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
(4) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2026
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$17,298	$27,809	$15,570	$26,413	$2,610	$89,700
Foreign currency contracts (2)	272	1,814	1,663	1,724	42	5,515
Equity market contracts	106,118	51,527	9,094	6	2,138	168,883
Credit contracts	–	86	–	–	–	86
Total derivative instruments
with notional amounts	$123,688	$81,236	$26,327	$28,143	$4,790	$264,184

(1) As of June 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 27, 2030.
(2) As of June 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value(1)	$637	$645	$14	$21

(1) Includes $21 million of unamortized adjustments from discontinued hedges as of June 30, 2026, and December 31, 2025.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$213	$402
Other comprehensive income (loss):
Unrealized holding gains (losses):
Cash flow hedges:
Interest rate contracts	(14)	22
Foreign currency contracts	9	169
Change in foreign currency exchange rate adjustment	87	(474)
Income tax benefit (expense)	(17)	60
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	–	1
Foreign currency contracts (1)	31	27
Foreign currency contracts (2)	1	3
Income tax benefit (expense)	(7)	(7)
Balance as of end-of-period	$253	$155

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$(97)	$1,510	$1,601	$(162)	$1,366	$1,608

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(4)	–	–	3	–
Derivatives designated as hedging
instruments	–	4	–	–	(3)	–
Foreign currency contracts:
Hedged items	–	–	–	–	2	–
Derivatives designated as hedging
instruments	–	–	–	–	(2)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	–	–	1	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	15	–	–	12	–

Non-Qualifying Hedges
Interest rate contracts	(44)	–	–	(94)	–	–
Foreign currency contracts	–	–	–	(3)	–	–
Equity market contracts	3,693	–	–	1,133	–	–
Credit contracts	(1)	–	–	1	–	–
LPR ceded derivative	–	–	(5)	–	–	(8)
Embedded derivatives:
Reinsurance-related	(38)	–	–	(72)	–	–
RILA, fixed indexed annuity
and IUL contracts	(3,314)	–	–	(2,015)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Benefits	Realized Gain (Loss)	Net Investment Income	Benefits
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$269	$2,983	$3,335	$(409)	$2,713	$3,377

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(5)	–	–	14	–
Derivatives designated as hedging
instruments	–	5	–	–	(14)	–
Foreign currency contracts:
Hedged items	–	(1)	–	–	3	–
Derivatives designated as hedging
instruments	–	1	–	–	(3)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	–	–	1	–
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	31	–	3	27	–

Non-Qualifying Hedges
Interest rate contracts	(18)	–	–	(12)	–	–
Foreign currency contracts	2	–	–	(5)	–	–
Equity market contracts	2,749	–	–	25	–	–
Credit contracts	(1)	–	–	2	–	–
LPR ceded derivative	–	–	28	–	–	(8)
Embedded derivatives:
Reinsurance-related	231	–	–	(267)	–	–
RILA, fixed indexed annuity
and IUL contracts	(1,762)	–	–	(392)	–	–

As of June 30, 2026, $59 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the six months ended June 30, 2026 and 2025, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of June 30, 2026
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout (3)
Credit Contract Type
Basket CDSs	6/20/2031	(4)	(5)	BBB+	1	$2	$86

(1)    Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)    Third-party valuation specialists are used to determine the market value of our CDSs.
(3)    Represents the maximum potential amount of future payments (undiscounted) we could be required to make under the CDSs, assuming the value of the underlying referenced securities was reduced to zero.
(4)    CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.
(5)    Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2025, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2026, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, we and LLANY have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2026, or December 31, 2025.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2026		As of December 31, 2025
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,407	$(2)	$2,867	$(3)
A+	5,659	(5)	4,613	(15)
A	63	–	64	–
A-	894	–	240	–
Total cash collateral	$9,023	$(7)	$7,784	$(18)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2026
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$17,386	$3,163	$20,549
Gross amounts offset	(6,005)	–	(6,005)
Net amount of assets	11,381	3,163	14,544
Gross amounts not offset:
Cash collateral	(9,023)	–	(9,023)
Non-cash collateral (1)	(2,358)	–	(2,358)
Net amount	$–	$3,163	$3,163

Financial Liabilities
Gross amount of recognized liabilities	$89	$16,856	$16,945
Gross amounts offset	(27)	–	(27)
Net amount of liabilities	62	16,856	16,918
Gross amounts not offset:
Cash collateral	(7)	–	(7)
Non-cash collateral (2)	(55)	–	(55)
Net amount	$–	$16,856	$16,856

(1) Excludes excess non-cash collateral received of $1.8 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $59 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2026	As of December 31, 2025

DAC, VOBA and DSI
Variable Annuities	$4,279	$4,240
Fixed Annuities	524	477
Traditional Life	1,145	1,208
UL and Other	6,242	6,219
Group Protection	179	178
Retirement Plan Services	310	308
Other Operations	10	7
Total DAC, VOBA and DSI	$12,689	$12,637

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30, 2026	As of December 31, 2025

DFEL
Variable Annuities	$276	$282
UL and Other	7,699	7,266
Other Operations (1)	101	57
Total DFEL	$8,076	$7,605

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $101 million and $57 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$4,107	$452	$1,180	$5,864	$178	$247
Business acquired (sold) through
reinsurance	–	–	–	(1)	–	–
Deferrals	270	86	5	203	58	9
Amortization	(225)	(37)	(65)	(161)	(57)	(9)
Balance as of end-of-period	$4,152	$501	$1,120	$5,905	$179	$247

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,959	$393	$1,294	$5,754	$136	$246
Business acquired (sold) through
reinsurance	–	–	(19)	–	13	–
Deferrals	264	26	37	183	68	9
Amortization	(200)	(31)	(70)	(154)	(41)	(9)
Balance as of end-of-period	$4,023	$388	$1,242	$5,783	$176	$246

DAC amortization expense of $279 million and $554 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $258 million and $505 million was recorded for the corresponding periods in 2025.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Six Months Ended June 30, 2026
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$11	$28	$330
Amortization	(1)	(3)	(18)
Balance as of end-of-period	$10	$25	$312

	As of or For the Six Months Ended June 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$366
Amortization	(1)	(4)	(18)
Balance as of end-of-period	$12	$31	$348

VOBA amortization expense of $11 million and $22 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $11 million and $23 million was recorded for the corresponding periods in 2025. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$133	$14	$25	$61
Deferrals	–	–	1	3
Amortization	(6)	(1)	(1)	(1)
Balance as of end-of-period	$127	$13	$25	$63

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$145	$17	$26	$42
Deferrals	–	–	–	10
Amortization	(6)	(2)	–	(1)
Balance as of end-of-period	$139	$15	$26	$51

DSI amortization expense of $4 million and $9 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $4 million and $9 million was recorded for the corresponding periods in 2025.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Six Months Ended June 30, 2026		As of or For the Six Months Ended June 30, 2025
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$282	$7,266	$293	$6,406
Deferrals	7	626	8	573
Amortization	(13)	(193)	(13)	(183)
Balance as of end-of-period	276	7,699	288	6,796
Less: reinsurance recoverables	–	2,624	–	2,492
Balance as of end-of-period, net of reinsurance	$276	$5,075	$288	$4,304

DFEL amortization of $104 million and $206 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $105 million and $196 million was recorded for the corresponding periods in 2025.

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

The Initial LPINE Treaty was structured as coinsurance with funds withheld. As significant insurance risk was transferred for the block of group protection products, amounts recoverable from LPINE were $3.4 billion and $3.9 billion as of June 30, 2026, and December 31, 2025, respectively. We reported a deferred loss of $34 million and $37 million as of June 30, 2026, and December 31, 2025, respectively. Fixed annuities are not life-contingent and do not contain significant insurance risk; therefore, we reported deposit assets of $10.5 billion and $9.6 billion as of June 30, 2026, and December 31, 2025, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the reserves and deposit assets.

We held investments with a carrying value of $14.4 billion and $13.7 billion in support of reserves associated with the Initial LPINE Treaty, as amended, in a funds withheld arrangement as of June 30, 2026, and December 31, 2025, respectively, which consisted of the following (in millions):

	As of June 30, 2026	As of December 31, 2025

Fixed maturity AFS securities	$11,676	$11,272
Mortgage loans on real estate	2,280	2,115
Derivative investments	270	218
Accrued investment income	126	118
Total	$14,352	$13,723

Effective January 1, 2025, we entered into a second treaty with LPINE to cede the flow of new level term life insurance policies. Additionally, effective January 1, 2026, we entered into a third treaty with LPINE to cede the flow of executive benefits policies.

LNBAR

We reinsure blocks of business to LNBAR, an affiliated reinsurer. Effective October 1, 2023, we entered into an agreement with LNBAR that was structured as a coinsurance treaty, with some assets withheld, for certain blocks of in-force MoneyGuard® products. As significant insurance risk was transferred for the MoneyGuard blocks, amounts recoverable from LNBAR were $14.4 billion and $14.1 billion as of June 30, 2026, and December 31, 2025, respectively. We reported a deferred gain on the transaction of $3.8 billion and $3.9 billion as of June 30, 2026, and December 31, 2025, respectively. We amortized $48 million and $94 million of the deferred gain during the three and six months ended June 30, 2026, respectively, compared to $45 million and $90 million for the corresponding periods in 2025. We held other investments and cash and invested cash with a carrying value of $1.3 billion and $1.5 billion as of June 30, 2026, and December 31, 2025, respectively, in support of reserves associated with this agreement.

LNBAR has funded trusts to support reserves ceded by us of which the balance in the trusts changes as a result of ongoing reinsurance activity and totaled $13.5 billion and $12.8 billion as of June 30, 2026, and December 31, 2025, respectively.

Fortitude Re

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”) and fixed annuity products, including group pension annuities. Fortitude Re represents our largest unaffiliated reinsurance exposure as of June 30, 2026, and December 31, 2025.

The agreement between us and Fortitude Re was structured as a coinsurance treaty for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion and $10.6 billion as of June 30, 2026, and December 31, 2025, respectively. We reported a deferred loss on the transaction of $2.4 billion and $2.5 billion as of June 30, 2026, and December 31, 2025, respectively. We amortized $23 million and $47 million of the deferred loss during the three and six months ended June 30, 2026, respectively, compared to $23 million and $46 million for the corresponding periods in 2025. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.2 billion and $2.4 billion as of June 30, 2026, and December 31, 2025, respectively.

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2026			As of December 31, 2025
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,979	$726	$(4,253)	$4,655	$940	$(3,715)
Fixed Annuities	50	167	117	51	175	124
Retirement Plan Services	48	2	(46)	47	3	(44)
Total MRBs	$5,077	$895	$(4,182)	$4,753	$1,118	$(3,635)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2026			As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,715)	$124	$(44)	$(3,804)	$32	$(42)
Less: Effect of cumulative changes in
non-performance risk	366	(36)	1	(153)	(33)	–
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(4,081)	160	(45)	(3,651)	65	(42)
Issuances	2	2	–	10	–	–
Attributed fees collected	749	15	4	734	16	3
Benefit payments	(13)	–	–	(14)	–	–
Effect of changes in interest rates	(278)	(15)	–	175	35	(2)
Effect of changes in equity markets	(1,218)	(2)	(4)	(792)	–	(3)
Effect of changes in equity index volatility	28	–	–	35	3	–
In-force updates and other changes in MRBs (1)	226	3	–	185	13	2
Balance as of end-of-period, before the effect of
changes in non-performance risk	(4,585)	163	(45)	(3,318)	132	(42)
Effect of cumulative changes in
non-performance risk	332	(46)	(1)	(102)	(42)	–
Balance as of end-of-period	(4,253)	117	(46)	(3,420)	90	(42)
Less: Ceded MRB assets (liabilities)	(3,425)	1	(12)	(2,509)	–	(12)
Balance as of end-of-period, net of reinsurance	$(828)	$116	$(34)	$(911)	$90	$(30)

Weighted-average age of policyholders (years)	74	71	64	73	70	63
Net amount at risk (2)	$1,594	$438	$2	$1,689	$272	$2

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

See “MRBs” in Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2026	2025
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$88,904	$84,274
International	19,978	18,262
Other equity funds	1,718	1,505
Balanced funds	47,390	46,561
Bond funds	24,757	24,164
Money market funds	2,130	2,096
Other funds	1,595	1,491
Exchange-traded funds	285	323
Fixed maturity AFS securities	178	164
Cash and invested cash	38	35
Other investments	1,279	1,217
Total separate account assets	$188,252	$180,092

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Variable Annuities	$126,196	$122,945
UL and Other	37,869	34,038
Retirement Plan Services	24,121	23,047
Other Operations (1)	66	62
Total separate account liabilities	$188,252	$180,092

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($55 million and $53 million as of June 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2026			As of or For the Six Months Ended June 30, 2025
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541
Gross deposits	2,582	1,290	1,010	2,831	787	1,177
Withdrawals	(9,383)	(400)	(1,904)	(7,683)	(480)	(1,805)
Policyholder assessments	(1,340)	(508)	(97)	(1,299)	(494)	(91)
Change in market performance	9,680	3,603	2,111	7,290	2,025	1,451
Net transfers from (to) general account	1,712	(154)	(46)	908	(63)	(53)
Balance as of end-of-period	$126,196	$37,869	$24,121	$120,045	$30,616	$22,220

Cash surrender value	$124,787	$35,499	$24,107	$118,658	$25,814	$22,205

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Variable Annuities	$42,568	$40,060
Fixed Annuities	29,400	28,710
UL and Other	35,382	35,663
Retirement Plan Services	23,419	23,843
Other (1)	8,415	7,628
Total policyholder account balances	$139,184	$135,904

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.3 billion and $3.5 billion as of June 30, 2026, and December 31, 2025, respectively) and funding agreements ($4.8 billion and $3.7 billion as of June 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$40,060	$28,710	$35,663	$23,843
Gross deposits	3,552	1,327	1,630	1,781
Withdrawals	(1,934)	(1,257)	(750)	(2,749)
Policyholder assessments	(3)	(30)	(2,151)	(9)
Net transfers from (to) separate account	(1,353)	–	154	217
Interest credited	469	522	715	336
Change in fair value of embedded derivative
instruments and other	1,777	128	121	–
Balance as of end-of-period	$42,568	$29,400	$35,382	$23,419

Weighted-average crediting rate	2.3%	3.6%	4.0%	2.8%
Net amount at risk (1)(2)	$1,594	$438	$288,155	$2
Cash surrender value	41,161	28,098	31,328	23,383

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,941	$36,242	$23,619
Gross deposits	2,893	2,099	1,706	1,921
Withdrawals	(1,234)	(1,741)	(806)	(2,433)
Policyholder assessments	(1)	(30)	(2,186)	(8)
Net transfers from (to) separate account	(619)	–	63	254
Interest credited	403	437	708	347
Change in fair value of embedded derivative
instruments and other	317	106	49	–
Balance as of end-of-period	$37,026	$26,812	$35,776	$23,700

Weighted-average crediting rate	2.3%	3.3%	3.9%	3.0%
Net amount at risk (1)(2)	$1,689	$272	$294,997	$2
Cash surrender value	35,740	25,640	31,460	23,667

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	4	9
2.01% - 3.00%	433	–	–	–	–	433
3.01% - 4.00%	1,067	–	–	–	–	1,067
4.01% and above	4	–	–	–	–	4
Other (1)	–	–	–	–	–	41,055
Total	$1,509	$–	$–	$–	$4	$42,568

Fixed Annuities
Up to 1.00%	$125	$635	$396	$122	$2,146	$3,424
1.01% - 2.00%	153	241	78	42	8,628	9,142
2.01% - 3.00%	1,251	61	1	2	64	1,379
3.01% - 4.00%	754	–	–	–	–	754
4.01% and above	152	–	–	–	–	152
Other (1)	–	–	–	–	–	14,549
Total	$2,435	$937	$475	$166	$10,838	$29,400

UL and Other
Up to 1.00%	$271	$–	$246	$32	$630	$1,179
1.01% - 2.00%	507	–	–	–	2,584	3,091
2.01% - 3.00%	6,042	18	157	–	–	6,217
3.01% - 4.00%	13,991	–	1	–	–	13,992
4.01% and above	3,369	–	–	–	–	3,369
Other (1)	–	–	–	–	–	7,534
Total	$24,180	$18	$404	$32	$3,214	$35,382

Retirement Plan Services
Up to 1.00%	$650	$612	$625	$4,169	$6,358	$12,414
1.01% - 2.00%	517	1,275	1,278	157	502	3,729
2.01% - 3.00%	1,584	25	439	3	–	2,051
3.01% - 4.00%	3,685	54	7	5	–	3,751
4.01% and above	1,474	–	–	–	–	1,474
Total	$7,910	$1,966	$2,349	$4,334	$6,860	$23,419

	As of June 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	486	–	–	–	–	486
3.01% - 4.00%	1,168	–	–	–	–	1,168
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	35,355
Total	$1,664	$–	$–	$–	$7	$37,026

Fixed Annuities
Up to 1.00%	$108	$895	$425	$197	$2,250	$3,875
1.01% - 2.00%	215	206	136	119	6,646	7,322
2.01% - 3.00%	1,455	27	1	2	45	1,530
3.01% - 4.00%	853	–	–	–	–	853
4.01% and above	161	–	–	–	–	161
Other (1)	–	–	–	–	–	13,071
Total	$2,792	$1,128	$562	$318	$8,941	$26,812

UL and Other
Up to 1.00%	$256	$–	$226	$74	$510	$1,066
1.01% - 2.00%	535	–	6	–	2,891	3,432
2.01% - 3.00%	6,592	8	144	–	–	6,744
3.01% - 4.00%	14,279	–	1	–	–	14,280
4.01% and above	3,477	–	–	–	–	3,477
Other (1)	–	–	–	–	–	6,777
Total	$25,139	$8	$377	$74	$3,401	$35,776

Retirement Plan Services
Up to 1.00%	$573	$329	$693	$3,265	$6,396	$11,256
1.01% - 2.00%	472	944	1,851	507	662	4,436
2.01% - 3.00%	1,719	532	1	2	–	2,254
3.01% - 4.00%	4,079	102	7	11	–	4,199
4.01% and above	1,555	–	–	–	–	1,555
Total	$8,398	$1,907	$2,552	$3,785	$7,058	$23,700

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by us:

FABN Program

We established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which we may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. We had funding agreements issued under the program totaling $2.4 billion as of June 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from three to five years.

FABR Funding Agreements

We may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from us that are secured by portfolios of assets pledged to the special-purpose entity. We had secured funding agreements issued totaling $800 million as of June 30, 2026, and December 31, 2025, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

We are a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, have the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.6 billion as of June 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities of one year or less. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Payout Annuities (1)	$1,991	$2,036
Traditional Life (1)	3,487	3,521
Group Protection (2)	5,781	5,836
UL and Other (3)	19,043	18,597
Other Operations (4)	8,745	9,076
Other (5)	3,154	3,294
Total future contract benefits	$42,201	$42,360

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.2 billion and $5.4 billion as of June 30, 2026, and December 31, 2025, respectively) and Swiss Re ($1.9 billion as of June 30, 2026, and December 31, 2025) that are excluded from the following tables.
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

LFPB

The liability for future policy benefits (“LFPB”) represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Six Months Ended June 30, 2026		As of or For the Six Months Ended June 30, 2025
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,286	$–	$5,751
Less: Effect of cumulative changes in discount
rate assumptions	–	(92)	–	(277)
Beginning balance at original discount rate	–	5,378	–	6,028
Effect of actual variances from expected experience (1)	–	(14)	–	(32)
Adjusted balance as of beginning-of-year	–	5,364	–	5,996
Issuances	–	140	–	141
Interest accrual	–	110	–	121
Net premiums collected	–	(349)	–	(376)
Flooring impact of LFPB	–	(19)	–	(4)
Ending balance at original discount rate	–	5,246	–	5,878
Effect of cumulative changes in discount
rate assumptions	–	(175)	–	(156)
Balance as of end-of-period	$–	$5,071	$–	$5,722

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,036	$8,807	$2,008	$9,255
Less: Effect of cumulative changes in discount
rate assumptions	(182)	(154)	(251)	(446)
Beginning balance at original discount rate (2)	2,218	8,961	2,259	9,701
Effect of actual variances from expected experience (1)	(3)	(40)	(6)	(39)
Adjusted balance as of beginning-of-year	2,215	8,921	2,253	9,662
Issuances	51	140	47	141
Interest accrual	44	177	44	190
Benefit payments	(105)	(384)	(97)	(404)
Ending balance at original discount rate (2)	2,205	8,854	2,247	9,589
Effect of cumulative changes in discount
rate assumptions	(214)	(296)	(208)	(250)
Balance as of end-of-period	$1,991	$8,558	$2,039	$9,339

Net balance as of end-of-period	$1,991	$3,487	$2,039	$3,617
Less: Reinsurance recoverables	1,387	173	1,481	212
Net balance as of end-of-period, net of reinsurance	$604	$3,314	$558	$3,405

Weighted-average duration of future policyholder
benefit liability (years)	8	8	9	9

(1) For the six months ended June 30, 2026, the Traditional Life actual to expected reserve impact on expected net premiums did not have any significantly different actual experience compared to expected attributable to either mortality or policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality and policyholder behavior, which favorably impacted the liability by $30 million and $10 million, respectively. For the six months ended June 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $19 million and $13 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior and mortality, which favorably impacted the liability by $23 million and $16 million, respectively. For the six months ended June 30, 2026 and 2025, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $101 million, $92 million, $70 million and $62 million as of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2026		As of June 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,220	1,991	3,384	2,039
Traditional Life
Expected future gross premiums	12,443	8,517	13,234	9,076
Expected future benefit payments	12,475	8,558	13,665	9,339

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Payout Annuities
Gross premiums	$34	$25	$51	$48
Interest accretion	22	22	44	44
Traditional Life
Gross premiums	317	298	607	597
Interest accretion	34	35	67	69

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.3%	5.2%
Traditional Life
Interest accretion rate	4.9%	4.9%
Current discount rate	5.0%	4.8%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2026	2025
Balance as of beginning-of-year	$5,836	$5,628
Less: Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Beginning balance at original discount rate	6,199	6,178
Effect of actual variances from expected experience (1)	(111)	(178)
Adjusted beginning-of-year balance	6,088	6,000
New incidence	753	808
Interest	108	100
Benefit payments	(748)	(724)
Ending balance at original discount rate	6,201	6,184
Effect of cumulative changes in discount
rate assumptions	(420)	(425)
Balance as of end-of-period	5,781	5,759
Less: Reinsurance recoverables	3,526	3,439
Balance as of end-of-period, net of reinsurance	$2,255	$2,320

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the six months ended June 30, 2026 and 2025, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2026		As of June 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,557	$5,781	$7,447	$5,759

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Group Protection
Gross premiums	$909	$926	$1,823	$1,859
Interest accretion	53	50	108	100

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
Group Protection
Interest accretion rate	3.7%	3.4%
Current discount rate	5.1%	4.8%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2026	2025
Balance as of beginning-of-year	$18,597	$16,663
Less: Effect of cumulative changes in shadow
balance in AOCI	(1,086)	(1,515)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	19,683	18,178
Effect of actual variances from expected experience (1)(2)	107	116
Adjusted beginning-of-year balance	19,790	18,294
Interest accrual	491	452
Net assessments collected	643	681
Benefit payments	(608)	(532)
Balance as of end-of-period, excluding shadow
balance in AOCI	20,316	18,895
Effect of cumulative changes in shadow
balance in AOCI	(1,273)	(1,273)
Balance as of end-of-period	19,043	17,622
Less: Reinsurance recoverables	12,265	11,269
Balance as of end-of-period, net of reinsurance	$6,778	$6,353

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the six months ended June 30, 2026 and 2025, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $107 million and $116 million, respectively.
(2) For the six months ended June 30, 2026 and 2025, the effect of actual variances from expected experience, net of reinsurance, was $38 million and $33 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
UL and Other
Gross assessments	$748	$787	$1,543	$1,597
Interest accretion	248	229	491	452

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
UL and Other
Interest accretion rate	5.4%	5.4%

12. Short-Term and Long-Term Debt

Short-Term Debt

As of June 30, 2026, we had $615 million of short-term notes payable related to the cash management agreement compared to none as of December 31, 2025.

Long-Term Debt

On May 22, 2026, we issued a 5.35% surplus note of $100 million due July 1, 2037, to LNC. Subject to approval by the Indiana Insurance Commissioner, we have the right to repay the note in whole or in part prior to the maturity date if our statutory capital surplus exceeds the sum of our surplus at closing plus any accrued but unpaid interest.

Credit Facility

On March 27, 2026, LNC entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement dated as of December 21, 2023. The credit agreement, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.0 billion and has a commitment termination date of March 27, 2031. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) LNL and LNC’s other domestic insurance companies for which reserve credit is provided by our captive reinsurance subsidiaries and LNBAR and (ii) certain ceding companies of our legacy reinsurance business. As of June 30, 2026, we had $3 million of LOCs issued, and no amount was drawn on the issued LOCs.

The credit agreement, as currently in effect, contains:

•Customary terms and conditions, including covenants restricting the ability of LNC and its subsidiaries to incur liens and the ability of LNC to merge or consolidate with another entity where it is not the surviving entity and dispose of all or substantially all of its assets;
•Financial covenants including maintenance by LNC of a minimum consolidated net worth equal to the sum of $9.932 billion plus 50% of the aggregate net proceeds of equity issuances received by LNC or any of its subsidiaries after December 31, 2025, all as more fully set forth in the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;
•A cap on LNC’s secured non-operating indebtedness and non-operating indebtedness of LNC’s subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and
•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of June 30, 2026, LNC was in compliance with all such covenants.

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,581	$6,932	$63,513
U.S. government bonds	892	69	–	961
State and municipal bonds	–	1,915	–	1,915
Foreign government bonds	–	203	–	203
RMBS	–	1,854	–	1,854
CMBS	–	2,694	117	2,811
ABS	–	13,783	5,032	18,815
Hybrid and redeemable preferred securities	28	93	80	201
Trading securities	–	1,312	188	1,500
Equity securities (1)	31	230	27	288
Mortgage loans on real estate	–	–	195	195
Derivative investments (2)	–	17,351	61	17,412
Other investments – short-term investments	–	245	5	250
MRB assets	–	–	5,077	5,077
Other assets:
Ceded MRBs	–	–	12	12
Indexed annuity ceded embedded derivatives	–	–	2,747	2,747
LPR ceded derivative	–	–	174	174
Separate account assets	348	187,904	–	188,252
Total assets	$1,299	$284,234	$20,647	$306,180

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(16,856)	$(16,856)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	619	(203)	416
MRB liabilities	–	–	(895)	(895)
Other liabilities:
Ceded MRBs	–	–	(3,448)	(3,448)
Derivative liabilities (2)	–	(5,977)	(116)	(6,093)
Total liabilities	$–	$(5,358)	$(21,518)	$(26,876)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$56,426	$7,297	$63,723
U.S. government bonds	848	19	–	867
State and municipal bonds	–	1,965	–	1,965
Foreign government bonds	–	223	–	223
RMBS	–	1,965	–	1,965
CMBS	–	2,338	85	2,423
ABS	–	12,594	3,584	16,178
Hybrid and redeemable preferred securities	31	128	83	242
Trading securities	–	1,331	329	1,660
Equity securities (1)	233	234	28	495
Mortgage loans on real estate	–	–	199	199
Derivative investments (2)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	19	19
Indexed annuity ceded embedded derivatives	–	–	2,482	2,482
LPR ceded derivative	–	–	202	202
Separate account assets	383	179,709	–	180,092
Total assets	$1,495	$273,126	$19,090	$293,711

Liabilities
Policyholder account balances – RILA,
fixed annuity and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	–	358	(156)	202
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(2,884)	(2,884)
Derivative liabilities (2)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,650)	$(19,409)	$(25,059)

(1) Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $164 million and $134 million as of June 30, 2026, and December 31, 2025, respectively.
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

	For the Three Months Ended June 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,416	$(11)	$–	$578	$(51)	$6,932
CMBS	103	1	(1)	42	(28)	117
ABS	4,153	(18)	(32)	1,068	(139)	5,032
Hybrid and redeemable preferred
securities	82	–	(1)	(1)	–	80
Trading securities	223	–	–	(35)	–	188
Equity securities	28	(1)	–	–	–	27
Mortgage loans on real estate	198	(2)	–	(1)	–	195
Other investments – short-term
investments	28	–	–	5	(28)	5
Other assets:
Ceded MRBs (3)	79	(67)	–	–	–	12
Indexed annuity ceded embedded
derivatives (4)	2,471	275	–	1	–	2,747
LPR ceded derivative (5)	169	5	–	–	–	174
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(13,444)	$(3,589)	$–	$177	$–	$(16,856)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(134)	(69)	–	–	–	(203)
Other liabilities:
Ceded MRBs (3)	(2,636)	(812)	–	–	–	(3,448)
Derivative liabilities, net (4)	(65)	10	–	–	–	(55)

	For the Three Months Ended June 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,812	$(24)	$3	$223	$89	$7,103
RMBS	1	–	–	67	–	68
CMBS	30	–	–	18	(7)	41
ABS	2,609	–	(12)	415	(35)	2,977
Hybrid and redeemable preferred
securities	81	–	–	1	–	82
Trading securities	278	3	–	(1)	–	280
Equity securities	29	(1)	–	(4)	54	78
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments – short-term
investments	15	–	–	9	–	24
Other assets:
Ceded MRBs (3)	102	(82)	–	–	–	20
Indexed annuity ceded embedded
derivatives (4)	1,918	130	–	86	–	2,134
LPR ceded derivative (5)	190	8	–	–	–	198
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(10,807)	$(2,145)	$–	$(137)	$–	$(13,089)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(92)	–	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,103)	(438)	–	–	–	(2,541)
Derivative liabilities, net (4)	(109)	(6)	–	–	–	(115)

	For the Six Months Ended June 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$7,297	$(25)	$(28)	$438	$(750)	$6,932
CMBS	85	1	(2)	70	(37)	117
ABS	3,584	(25)	(71)	1,675	(131)	5,032
Hybrid and redeemable preferred
securities	83	–	(2)	(1)	–	80
Trading securities	329	(2)	–	(117)	(22)	188
Equity securities	28	(4)	–	3	–	27
Mortgage loans on real estate	199	(1)	(1)	(2)	–	195
Other investments – short-term
investments	1	–	–	32	(28)	5
Other assets:
Ceded MRBs (3)	19	(7)	–	–	–	12
Indexed annuity ceded embedded
derivatives (4)	2,482	224	–	41	–	2,747
LPR ceded derivative (5)	202	(28)	–	–	–	174
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	$(15,115)	$(1,986)	$–	$245	$–	$(16,856)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(156)	(47)	–	–	–	(203)
Other liabilities:
Ceded MRBs (3)	(2,884)	(564)	–	–	–	(3,448)
Derivative liabilities, net (4)	(108)	12	–	41	–	(55)

	For the Six Months Ended June 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$6,888	$(34)	$(2)	$140	$111	$7,103
RMBS	1	–	–	67	–	68
CMBS	8	–	–	40	(7)	41
ABS	2,092	(21)	5	886	15	2,977
Hybrid and redeemable preferred
securities	63	–	–	19	–	82
Trading securities	259	4	–	3	14	280
Equity securities	34	(8)	–	(2)	54	78
Mortgage loans on real estate	232	(2)	4	(2)	–	232
Other investments – short-term
investments	23	–	–	1	–	24
Other assets:
Ceded MRBs (3)	14	6	–	–	–	20
Indexed annuity ceded embedded
derivatives (4)	1,970	80	–	84	–	2,134
LPR ceded derivative (5)	190	8	–	–	–	198
Liabilities
Policyholder account balances -
RILA, fixed annuity and
IUL contracts (4)	$(12,449)	$(472)	$–	$(168)	$–	$(13,089)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(59)	(33)	–	–	–	(92)
Other liabilities:
Ceded MRBs (3)	(2,763)	222	–	–	–	(2,541)
Derivative liabilities, net (4)	(136)	21	–	–	–	(115)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$740	$(58)	$(20)	$(84)	$–	$578
CMBS	42	–	–	–	–	42
ABS	1,213	–	–	(105)	(40)	1,068
Hybrid and redeemable preferred
securities	–	–	(1)	–	–	(1)
Trading securities	–	(20)	(7)	(8)	–	(35)
Equity securities	5	(5)	–	–	–	–
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments – short-term investments	5	–	–	–	–	5
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	1	–	1
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(402)	$–	$–	$579	$–	$177

	For the Three Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$605	$(244)	$(6)	$(122)	$(10)	$223
RMBS	67	–	–	–	–	67
CMBS	33	(15)	–	–	–	18
ABS	574	(42)	–	(76)	(41)	415
Hybrid and redeemable preferred
securities	1	–	–	–	–	1
Trading securities	11	(10)	–	(2)	–	(1)
Equity securities	7	(11)	–	–	–	(4)
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments – short-term investments	9	–	–	–	–	9
Other assets – indexed annuity ceded
embedded derivatives	66	–	–	20	–	86
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(426)	$–	$–	$289	$–	$(137)

	For the Six Months Ended June 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,005	$(349)	$(20)	$(175)	$(23)	$438
CMBS	70	–	–	–	–	70
ABS	2,006	–	–	(267)	(64)	1,675
Hybrid and redeemable preferred
securities	–	–	(1)	–	–	(1)
Trading securities	–	(32)	(7)	(13)	(65)	(117)
Equity securities	8	(5)	–	–	–	3
Mortgage loans on real estate	1	–	–	(3)	–	(2)
Derivative investments	41	–	–	–	–	41
Other investments – short-term investments	33	–	(1)	–	–	32
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	41	–	41
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(761)	$–	$–	$1,006	$–	$245

	For the Six Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$854	$(480)	$(6)	$(218)	$(10)	$140
RMBS	67	–	–	–	–	67
CMBS	55	(15)	–	–	–	40
ABS	1,161	(42)	(10)	(166)	(57)	886
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	61	(52)	–	(6)	–	3
Equity securities	10	(12)	–	–	–	(2)
Mortgage loans on real estate	1	(1)	–	(2)	–	(2)
Other investments – short-term investments	11	–	(10)	–	–	1
Other assets – indexed annuity ceded
embedded derivatives	90	–	–	(6)	–	84
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(656)	$–	$–	$488	$–	$(168)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments:
Trading securities (1)	$–	$3	$(2)	$(1)
Equity securities (1)	–	(1)	(3)	(7)
Mortgage loans on real estate (1)	(2)	(1)	(1)	(2)
Derivative investments, net (1)	(4)	(6)	(26)	(6)
MRBs, net (2)	633	438	(85)	(187)
Other assets – LPR ceded derivative (3)	5	8	(28)	8
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(69)	–	(47)	(33)
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	501	206	837	375

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
(3) Included in benefits on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(8)	$(44)	$(18)
CMBS	(1)	–	(2)	–
ABS	(30)	(6)	(69)	10
Hybrid and redeemable preferred
securities	(1)	–	(1)	–
Mortgage loans on real estate	–	2	–	4

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(51)	$(51)	$90	$(1)	$89
CMBS	–	(28)	(28)	–	(7)	(7)
ABS	17	(156)	(139)	14	(49)	(35)
Equity securities	–	–	–	54	–	54
Other investments – short-term investments	–	(28)	(28)	–	–	–

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$46	$(796)	$(750)	$112	$(1)	$111
CMBS	–	(37)	(37)	–	(7)	(7)
ABS	41	(172)	(131)	71	(56)	15
Trading securities	–	(22)	(22)	17	(3)	14
Equity securities	–	–	–	54	–	54
Other investments – short-term investments	–	(28)	(28)	–	–	–

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2026 and 2025, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2026:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$439	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	7.9%	2.0%
CMBS	39	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	–	2.1%	2.0%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	1.8%	1.7%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	5,077	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.0%
Other assets:
Ceded MRBs (11)	12
Indexed annuity
ceded embedded
derivatives	2,747	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
LPR ceded
derivative	174	Discounted cash flow	Lapse (3)	0.1%	–	2.4%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.5%
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(16,770)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(895)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.0%
Other liabilities – ceded
MRBs (11)	(3,448)

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2026	2025
Fair value	$195	$199
Aggregate contractual principal	229	231

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of June 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$22,235	$22,235	$23,082
Other investments	–	710	6,308	7,018	7,018
Policy loans	–	2,587	–	2,587	2,587

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(35,870)	$(35,870)	$(44,037)
Policyholder account balances – funding agreements	–	(4,810)	–	(4,810)	(4,833)
Short-term debt	–	(615)	–	(615)	(615)
Long-term debt	–	(1,539)	–	(1,539)	(1,526)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(31,483)	(31,483)	(31,483)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,636	$21,636	$22,139
Other investments	–	542	5,887	6,429	6,429
Policy loans	–	2,617	–	2,617	2,617

Liabilities
Policyholder account balances – certain investment contracts	$–	$–	$(36,693)	$(36,693)	$(43,774)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Long-term debt	–	(1,476)	–	(1,476)	(1,426)
Funds withheld reinsurance-related liabilities –
excluding embedded derivatives	–	–	(31,132)	(31,132)	(31,132)

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

Policy Loans

The carrying value for policy loans is the unpaid principal balance. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2026.

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

As of June 30, 2026, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $70 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, both of which are described below, and one additional case to which an affiliate of LNL is a party, Iwanski v. First Penn-Pacific Life Insurance Company, which has been previously disclosed by our parent company, LNC. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the TVPX ARS INC., Vida and Iwanski cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in TVPX ARS INC., Vida and Iwanski). As of June 30, 2026, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation. The parties fully executed a final settlement agreement and release dated May 19, 2026, in settlement of all claims in all three cases. The cases were dismissed by stipulation on May 22, 2026.

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

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of June 30, 2026, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

15. Shares and Stockholder’s Equity

All authorized and issued shares of LNL are owned by LNC.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(2,482)	$(3,655)
Unrealized holding gains (losses)	(750)	972
Change in foreign currency exchange rate adjustment	(91)	482
Change in future contract benefits and policyholder account balances,
net of reinsurance	336	(473)
Income tax benefit (expense)	107	(207)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	4	(12)
Income tax benefit (expense)	(1)	3
Balance as of end-of-period	$(2,883)	$(2,872)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$213	$402
Unrealized holding gains (losses)	(5)	191
Change in foreign currency exchange rate adjustment	87	(474)
Income tax benefit (expense)	(17)	60
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	32	31
Income tax benefit (expense)	(7)	(7)
Balance as of end-of-period	$253	$155
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$(261)	$145
OCI before reclassification	46	(42)
Income tax benefit (expense)	(9)	9
Balance as of end-of-period	$(224)	$112
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$589	$795
OCI before reclassification	46	(161)
Income tax benefit (expense)	(10)	34
Balance as of end-of-period	$625	$668
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(14)	$(17)
Balance as of end-of-period	$(14)	$(17)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(10)	$(19)	Realized gain (loss)
Associated change in future contract benefits	14	7	Benefits
Reclassification before income tax benefit (expense)	4	(12)	Income (loss) before taxes
Income tax benefit (expense)	(1)	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$(9)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Foreign currency contracts	31	27	Net investment income
Foreign currency contracts	1	3	Realized gain (loss)
Reclassification before income tax benefit (expense)	32	31	Income (loss) before taxes
Income tax benefit (expense)	(7)	(7)	Federal income tax expense (benefit)
Reclassification, net of income tax	$25	$24	Net income (loss)

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,210	$1,200	$1,520	$349	$88	$4,367
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	47	590	971	–	3	1,611
Interest credited	513	230	1	169	48	961
Commissions	329	69	123	30	1	552
General and administrative expenses	134	133	237	91	39	634
Interest and debt expense	–	–	–	–	26	26
Other (3)	(23)	90	46	6	1	120
Total operating expenses	1,000	1,112	1,378	296	118	3,904
Total federal income tax expense (benefit)	26	12	30	7	(11)	64
Total income (loss) from operations	184	76	112	46	(19)	399
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						995
Net life insurance product features, pre-tax						(85)
Credit loss-related adjustments, pre-tax						(37)
Investment gains (losses), pre-tax						41
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(32)
GLB rider fees ceded to LNBAR, pre-tax						(237)
Other items, pre-tax (6)(7)						(12)
Income tax benefit (expense) related to
the above pre-tax items						(133)
Total net income (loss)						$899

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
Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; amortization of deferred loss on business sold through reinsurance; and expenses associated with LOCs.
Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees; and expenses associated with LOCs.
Other Operations: DAC capitalization and amortization; taxes, licenses and fees; and expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs net of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions.
(4)    Includes changes in MRBs of $638 million; income allocated to support the cost of hedging or future benefits of $191 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $166 million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(6)    Includes severance expense related to initiatives to realign the workforce of $(11) million.
(7)    Includes deferred compensation mark-to-market adjustment of $(1) million.

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,130	$1,218	$1,486	$328	$35	$4,197
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	30	626	910	–	4	1,570
Interest credited	439	222	1	174	13	849
Commissions	292	90	126	28	–	536
General and administrative expenses	126	131	227	83	35	602
Interest and debt expense	–	–	–	–	40	40
Other (3)	(13)	83	36	4	–	110
Total operating expenses	874	1,152	1,300	289	92	3,707
Total federal income tax expense (benefit)	34	8	39	5	(13)	73
Total income (loss) from operations	222	58	147	34	(44)	417
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						721
Net life insurance product features, pre-tax						(57)
Credit loss-related adjustments, pre-tax						(25)
Investment gains (losses), pre-tax						(81)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(55)
GLB rider fees ceded to LNBAR, pre-tax						(237)
Other items, pre-tax (6)(7)(8)						1
Income tax benefit (expense) related to
the above pre-tax items						(57)
Total net income (loss)						$627

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
Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees; and expenses associated with LOCs.
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
(8)    Includes deferred compensation mark-to-market adjustment of $1 million.

	For the Six Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,366	$2,431	$3,013	$692	$148	$8,650
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	70	1,301	1,938	–	5	3,314
Interest credited	1,009	458	1	339	90	1,897
Commissions	668	143	245	59	2	1,117
General and administrative expenses	266	260	467	181	77	1,251
Interest and debt expense	–	–	–	–	51	51
Other (3)	(66)	182	94	13	3	226
Total operating expenses	1,947	2,344	2,745	592	228	7,856
Total federal income tax expense (benefit)	58	4	56	14	(22)	110
Total income (loss) from operations	361	83	212	86	(58)	684
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						629
Net life insurance product features, pre-tax						(65)
Credit loss-related adjustments, pre-tax						(57)
Investment gains (losses), pre-tax						34
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						218
GLB rider fees ceded to LNBAR, pre-tax						(473)
Gains (losses) on other non-financial
assets, pre-tax						(2)
Other items, pre-tax (6)(7)(8)						(129)
Income tax benefit (expense) related to
the above pre-tax items						(33)
Total net income (loss)						$806

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
Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; amortization of deferred loss on business sold through reinsurance; and expenses associated with LOCs.
Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs.
Other Operations: taxes, licenses and fees; DAC capitalization and amortization; and expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs net of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions.
(4)    Includes changes in MRBs of $(75) million; income allocated to support the cost of hedging or future benefits of $389 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $315 million.
(5)    Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(6)    Includes certain legal accruals of $(122) million.

(7)    Includes severance expense related to initiatives to realign the workforce of $(18) million.
(8)    Includes deferred compensation mark-to-market adjustment of $11 million.

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,249	$2,429	$2,957	$651	$77	$8,363
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	57	1,357	1,895	–	6	3,315
Interest credited	859	442	–	344	27	1,672
Commissions	590	178	253	55	–	1,076
General and administrative expenses	251	260	449	168	83	1,211
Interest and debt expense	–	–	–	–	80	80
Other (3)	(25)	176	65	11	–	227
Total operating expenses	1,732	2,413	2,662	578	196	7,581
Total federal income tax expense (benefit)	68	(11)	62	8	(20)	107
Total income (loss) from operations	449	27	233	65	(99)	675
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						256
Net life insurance product features, pre-tax						(36)
Credit loss-related adjustments, pre-tax						(53)
Investment gains (losses), pre-tax						(44)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(233)
GLB rider fees ceded to LNBAR, pre-tax						(469)
Other items, pre-tax (6)(7)(8)						(31)
Income tax benefit (expense) related to
the above pre-tax items						123
Total net income (loss)						$188

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

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,210	$1,200	$1,520	$349	$88	$4,367
Revenue adjustments from annuity and life
insurance product features	357	(112)	–	–	–	245
Credit loss-related adjustments	(17)	1	(2)	(1)	(18)	(37)
Investment gains (losses)	13	64	–	1	(37)	41
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	28	(78)	17	–	1	(32)
GLB rider fees ceded to LNBAR	(237)	–	–	–	–	(237)
Total revenues	$1,354	$1,075	$1,535	$349	$34	$4,347

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,130	$1,218	$1,486	$328	$35	$4,197
Revenue adjustments from annuity and life
insurance product features	278	(65)	–	–	–	213
Credit loss-related adjustments	(2)	(2)	–	(7)	(14)	(25)
Investment gains (losses)	9	(15)	–	(3)	(72)	(81)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(27)	(7)	(16)	–	(5)	(55)
GLB rider fees ceded to LNBAR	(237)	–	–	–	–	(237)
Total revenues	$1,151	$1,129	$1,470	$318	$(56)	$4,012

	For the Six Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,366	$2,431	$3,013	$692	$148	$8,650
Revenue adjustments from annuity and life
insurance product features	704	(86)	–	–	–	618
Credit loss-related adjustments	(21)	–	(1)	(3)	(32)	(57)
Investment gains (losses)	9	47	–	1	(23)	34
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	159	(12)	64	–	7	218
GLB rider fees ceded to LNBAR	(473)	–	–	–	–	(473)
Gains (losses) on other non-financial assets	–	–	–	–	(2)	(2)
Total revenues	$2,744	$2,380	$3,076	$690	$98	$8,988

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,249	$2,429	$2,957	$651	$77	$8,363
Revenue adjustments from annuity and life
insurance product features	432	(47)	–	–	–	385
Credit loss-related adjustments	(19)	(1)	(2)	(9)	(22)	(53)
Investment gains (losses)	7	12	1	(6)	(58)	(44)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(121)	(43)	(52)	–	(17)	(233)
GLB rider fees ceded to LNBAR	(469)	–	–	–	–	(469)
Total revenues	$2,079	$2,350	$2,904	$636	$(20)	$7,949

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Net Investment Income
Annuities	$570	$502	$1,129	$997
Life Insurance	520	500	1,030	981
Group Protection	93	92	184	178
Retirement Plan Services	258	250	516	499
Other Operations	69	22	124	58
Total net investment income	$1,510	$1,366	$2,983	$2,713

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity AFS securities:
Gross gains	$4	$3	$5	$7
Gross losses	(13)	(56)	(15)	(64)
Credit loss benefit (expense) (1)	(33)	(19)	(57)	(47)
Realized gain (loss) on equity securities (2)	6	4	9	(1)
Credit loss benefit (expense) on mortgage loans on
real estate (1)	(5)	(8)	(3)	(10)
Credit loss benefit (expense) on reinsurance-related assets (3)	1	3	3	5
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(187)	(157)	111	(298)
Indexed product derivative results (6)	151	67	248	(1)
GLB rider fees ceded to LNBAR and attributed fees	(38)	(37)	(75)	(70)
Realized gain (loss) on other non-financial assets	–	–	(2)	1
Other realized gain (loss)	17	38	45	69
Total realized gain (loss)	$(97)	$(162)	$269	$(409)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $13 million and $4 million for the three and six months ended June 30, 2026 and 2025, and $14 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(2) million and $(1) million for the three and six months ended June 30, 2026 and 2025, and $(1) million and $(2) million for the six months ended June 30, 2026 and 2025, respectively.
(6) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 15% for the three and six months ended June 30, 2026, respectively, compared to 17% and (13)% for the corresponding periods in 2025. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and six months ended June 30, 2026, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

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

19. Supplemental Disclosures of Cash Flow Information

The following summarizes our supplemental cash flow information (in millions):

	For the Six Months Ended June 30,
	2026	2025
Non-cash transactions:
Establishment of funds withheld liability in connection with a reinsurance transaction	$–	$(6)
Net increase (decrease) in fixed maturity AFS securities and accrued investment
income in connection with reinsurance activity	34	(8)

20. Subsequent Event

On July 30, 2026, LNL and its affiliate entered into an agreement with Talcott Financial Group (“Talcott”) under which we will cede approximately $5.8 billion of in-force guaranteed universal life statutory reserves to a Talcott subsidiary. In connection with the transaction, we will also reinsure approximately $500 million of funding agreement business with a subsidiary of Talcott.

The transaction is structured partly as coinsurance with funds withheld and partly as modified coinsurance between us and Talcott, with counterparty protections including over-collateralization and agreed-upon investment guidelines designed to align with our risk management framework. Under the terms of the agreement, we will retain account administration and recordkeeping of the policies including claims management.

This transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the fourth quarter of 2026 with an effective date as of October 1, 2026.

Item 2. Management’s Narrative Analysis of the Results of Operations

The following Management’s Narrative Analysis of the Results of Operations (“MNA”) is intended to help the reader understand the financial condition as of June 30, 2026, compared with December 31, 2025, and the results of operations for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025 of The Lincoln National Life Insurance Company (“LNL”) and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNL,” “Company,” “we,” “our” or “us” refers to The Lincoln National Life Insurance Company and its consolidated subsidiaries. LNL is a wholly owned subsidiary of Lincoln National Corporation (“LNC”). The MNA is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

MNA is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Part I – Item 1. Business” in our 2025 Form 10-K and Note 1 herein for a description of the business.

On July 30, 2026, we entered into a reinsurance transaction with Talcott Financial Group designed to advance our strategy to shift our liability mix and grow sustainable free cash flow. For more information, see Note 20.

In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 16. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in most instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

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

Investments

Investment Valuation

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2025 Form 10-K and Note 13 herein.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 17.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2025 Form 10-K.

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

As of June 30, 2026, we had an approximate $1.3 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

For additional information on income taxes, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” in our 2025 Form 10-K and Note 18 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)
Income (loss) from operations:
Annuities	$184	$222	$361	$449
Life Insurance	76	58	83	27
Group Protection	112	147	212	233
Retirement Plan Services	46	34	86	65
Other Operations	(19)	(44)	(58)	(99)
Net annuity product features, pre-tax (1)	995	721	629	256
Net life insurance product features, pre-tax	(85)	(57)	(65)	(36)
Credit loss-related adjustments, pre-tax	(37)	(25)	(57)	(53)
Investment gains (losses), pre-tax	41	(81)	34	(44)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(32)	(55)	218	(233)
GLB rider fees ceded to LNBAR, pre-tax	(237)	(237)	(473)	(469)
Gains (losses) on other non-financial assets, pre-tax	–	–	(2)	–
Other items, pre-tax (3)(4)(5)(6)	(12)	1	(129)	(31)
Income tax benefit (expense) related to the
above pre-tax items	(133)	(57)	(33)	123
Net income (loss)	$899	$627	$806	$188

(1) For the three months ended June 30, 2026 and 2025, includes changes in MRBs of $638 million and $443 million, respectively; income allocated to support the cost of hedging or future benefits of $191 million and $166 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $166 million and $112 million, respectively. For the six months ended June 30, 2026 and 2025, includes changes in MRBs of $(75) million and $(176) million, respectively; income allocated to support the cost of hedging or future benefits of $389 million and $346 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $315 million and $86 million, respectively.
(2) Includes primarily changes in the fair value of embedded derivatives related to affiliate reinsurance transactions.
(3) Includes certain legal accruals of $(122) million for the six months ended June 30, 2026.
(4) Includes severance expense related to initiatives to realign the workforce of $(11) million and $(2) million for the three months ended June 30, 2026 and 2025, respectively, and $(18) million and $(8) million for the six months ended June 30, 2026 and 2025, respectively.
(5) Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $2 million and $(18) million related to the sale of the wealth management business for the three and six months ended June 30, 2025, respectively.
(6) Includes deferred compensation mark-to-market adjustment of $(1) million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $(5) million for the six months ended June 30, 2026 and 2025, respectively.

Comparison of the Three Months Ended June 30, 2026 to 2025

Net income increased due primarily to the following:

•Higher gain in net annuity product features driven by the impact of capital markets.
•Investment gains in 2026 compared to losses in 2025 driven by higher gains on certain investments associated with the fourth quarter 2023 reinsurance transaction and realized losses on certain investments in 2025.
•Improvement in income from operations in our Life Insurance segment.
•Lower interest expense driven by the restructuring of certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in net income was partially offset by lower income from operations in our Annuities and Group Protection segments.

Comparison of the Six Months Ended June 30, 2026 to 2025

Net income increased due primarily to the following:

•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2026 compared to unfavorable changes in 2025 driven by the fair value of embedded derivatives related to certain reinsurance agreements.
•Higher gain in net annuity product features driven by the impact of capital markets.
•Investment gains in 2026 compared to losses in 2025 driven by realized losses on certain investments in 2025 and higher gains on certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Improvement in income from operations in our Life Insurance segment.
•Lower interest expense driven by the restructuring of certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in net income was partially offset by the following:

•Lower income from operations in our Annuities and Group Protection segments.
•The impact of other items driven by certain legal accruals in 2026.

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

RESULTS OF ANNUITIES

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$36	$28	$54	$50
Fee income	568	526	1,123	1,067
Net investment income	562	526	1,106	1,034
Other revenues (2)	44	50	83	98
Total operating revenues	1,210	1,130	2,366	2,249
Operating Expenses
Benefits and policyholder liability remeasurement (1)	47	30	70	57
Interest credited	513	439	1,009	859
Commissions and other expenses	440	405	868	816
Total operating expenses	1,000	874	1,947	1,732
Income (loss) from operations before taxes	210	256	419	517
Federal income tax expense (benefit)	26	34	58	68
Income (loss) from operations	$184	$222	$361	$449

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

Comparison of the Three and Six Months Ended June 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, due to lower investment income due to an allocation refinement, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment.
•Higher commissions and other expenses driven by higher deferred acquisition costs (“DAC”) amortization, higher trail commissions resulting from higher average account balances and higher other costs pertaining to business operations.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 12% for the three and six months ended June 30, 2026, and 11% for the corresponding periods in 2025.

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

RESULTS OF LIFE INSURANCE

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$192	$198	$376	$423
Fee income	510	502	1,011	1,015
Net investment income	444	470	943	898
Other revenues	54	48	101	93
Total operating revenues	1,200	1,218	2,431	2,429
Operating Expenses
Benefits and policyholder liability remeasurement	590	626	1,301	1,357
Interest credited	230	222	458	442
Commissions and other expenses	292	304	585	614
Total operating expenses	1,112	1,152	2,344	2,413
Income (loss) from operations before taxes	88	66	87	16
Federal income tax expense (benefit)	12	8	4	(11)
Income (loss) from operations	$76	$58	$83	$27

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums for the six months ended June 30, 2026, was partially driven by the expiration of a 10-year assumed reinsurance treaty on March 31, 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.

Comparison of the Three Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees and more favorable mortality due to lower claims incidence and claims severity, partially offset by aging of the block.
•Lower commissions and other expenses attributable to affiliate reinsurance activity.
•Higher fee income driven by higher deferred front-end loads (“DFEL”) amortization.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments, partially offset by growth in investments.
•Lower insurance premiums attributable to affiliate reinsurance activity.

Comparison of the Six Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees and more favorable mortality due to lower claims severity, partially offset by aging of the block.
•Higher net investment income, net of interest credited, driven by growth in investments.
•Lower commissions and other expenses attributable to affiliate reinsurance activity.

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

RESULTS OF GROUP PROTECTION

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums	$1,420	$1,386	$2,819	$2,766
Net investment income	93	92	184	178
Other revenues (1)	7	8	10	13
Total operating revenues	1,520	1,486	3,013	2,957
Operating Expenses
Benefits and policyholder liability remeasurement	971	910	1,938	1,895
Interest credited	1	1	1	–
Commissions and other expenses	406	389	806	767
Total operating expenses	1,378	1,300	2,745	2,662
Income (loss) from operations before taxes	142	186	268	295
Federal income tax expense (benefit)	30	39	56	62
Income (loss) from operations	$112	$147	$212	$233

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses, and ceded net investment income related to the reinsurance agreement discussed in “Additional Information” below.

Comparison of the Three and Six Months Ended June 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by higher incidence and less favorable claims experience than expected in our disability business, partially offset by lower incidence in our life business.
•Higher commissions and other expenses due to higher other costs pertaining to business operations and higher DAC amortization.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in business in force.
•Higher net investment income driven by growth in business in force.

Additional Information

Effective June 30, 2024, we entered into a reinsurance agreement with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), an affiliated reinsurer, to reinsure certain blocks of in-force group protection products. Effective July 1, 2025, we amended the reinsurance agreement to reinsure additional blocks of in-force group protection products. See Note 7 for more information.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently volatile. Our total loss ratio for the three and six months ended June 30, 2026, was 68.5% and 68.8%, respectively, compared to 65.7% and 68.5% for the corresponding periods in 2025. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Results of Group Protection – Additional Information” in our 2025 Form 10-K.

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

RESULTS OF RETIREMENT PLAN SERVICES

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Fee income	$91	$79	$176	$157
Net investment income	258	250	516	499
Other revenues	–	(1)	–	(5)
Total operating revenues	349	328	692	651
Operating Expenses
Interest credited	169	174	339	344
Commissions and other expenses	127	115	253	234
Total operating expenses	296	289	592	578
Income (loss) from operations before taxes	53	39	100	73
Federal income tax expense (benefit)	7	5	14	8
Income (loss) from operations	$46	$34	$86	$65

Comparison of the Three and Six Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, a decrease in crediting rates and higher investment income on prepayment and bond make-whole premiums.
•Higher fee income driven by higher average daily separate account and mutual fund balances.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher other costs pertaining to business operations and higher trail commissions resulting from higher average daily separate account balances.

In addition, for the six months ended June 30, 2026, income from operations increased due to higher other revenues due to an impact in the first quarter of 2025 related to a plan termination during the fourth quarter of 2024.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 19% and 17% for the three and six months ended June 30, 2026, respectively, and 15% and 19% for the corresponding periods in 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business, which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11% and 12% as of June 30, 2026 and 2025, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

RESULTS OF OTHER OPERATIONS

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Net investment income (1)	$69	$22	$124	$58
Other revenues (2)	19	13	24	19
Total operating revenues	88	35	148	77
Operating Expenses
Benefits and policyholder liability remeasurement	3	4	5	6
Interest credited	48	13	90	27
Other expenses	41	35	82	83
Interest and debt expense	26	40	51	80
Total operating expenses	118	92	228	196
Income (loss) from operations before taxes	(30)	(57)	(80)	(119)
Federal income tax expense (benefit)	(11)	(13)	(22)	(20)
Income (loss) from operations	$(19)	$(44)	$(58)	$(99)

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

Comparison of the Three Months Ended June 30, 2026 to 2025

Loss from operations for Other Operations decreased due primarily to the following:

•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations and funding agreement activity.
•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•More favorable income tax benefits driven by favorable market impacts on tax preferred investment income and higher excess tax benefits associated with stock-based compensation.

The decrease in loss from operations was partially offset by higher other expenses associated with higher costs pertaining to business operations.

Comparison of the Six Months Ended June 30, 2026 to 2025

Loss from operations for Other Operations decreased due primarily to the following:

•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations and funding agreement activity.
•More favorable income tax benefits driven by higher excess tax benefits associated with stock-based compensation.

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

Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to LNC and to repay debt. Our operating activities provided (used) cash of $168 million and $640 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks. We received no capital contributions from LNC for the three and six months ended June 30, 2026, compared to $800 million for the corresponding periods in 2025. We paid cash dividends to LNC of $310 million and $580 million during the three and six months ended June 30, 2026, respectively, compared to $170 million and $400 million for the corresponding periods in 2025. We also received dividends from our subsidiaries of $153 million and $361 million during the three and six months ended June 30, 2026, respectively, compared to $66 million and $236 million for the corresponding periods in 2025.

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

Our regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the National Association of Insurance Commissioners (“NAIC”) RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. We employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to captive reinsurance subsidiaries or reinsurance affiliates. Our captive reinsurance subsidiaries and reinsurance affiliates provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital we can use for any number of purposes, including paying dividends to LNC. We use long-dated letters of credit (“LOCs”), debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see Note 13 in our 2025 Form 10-K. Our captive reinsurance subsidiaries and reinsurance affiliates have also issued long-term notes to finance a portion of the excess reserves. For information on these long-term notes issued by our captive reinsurance subsidiaries and reinsurance affiliates, see Note 4 in our 2025 Form 10-K. We have also used the proceeds from certain senior notes issued by LNC to execute long-term structured solutions primarily supporting reinsurance of term products and UL products containing secondary guarantees.

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

Debt

For information about our short-term and long-term debt and our credit facility, see Note 12 herein and Note 13 in our 2025 Form 10-K.

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. LNL, domiciled in Indiana, is currently subject to a borrowing and lending limit of 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of June 30, 2026 we had $615 million of outstanding borrowings from the cash management program reported in short-term debt on the Consolidated Balance Sheets and $2.5 billion of outstanding lending into the cash management program reported in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank

LNL is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2026, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with no outstanding liquidity borrowings and $1.6 billion of outstanding funding agreements. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2026, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 10.

Repurchase Agreements and Securities Lending Programs

We, LNBAR and LPINE had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of June 30, 2026. LNL and LLANY, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of June 30, 2026, we had securities pledged under securities lending agreements with a carrying value of $181 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2026, we were in a net collateral payable position of $9.0 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 12 herein and Note 13 in our 2025 Form 10-K. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the consolidated civil actions captioned EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company; and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The parties fully executed a final settlement agreement and release dated May 19, 2026, in settlement of all claims in all three cases. The cases were dismissed by stipulation on May 22, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

All of the Company’s common stock is held by Lincoln National Corporation. As such, during the three months ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 92, which is incorporated herein by reference.

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2026

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

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

Dated: August 5, 2026	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer (Authorized Signatory and Principal Accounting Officer)